Form 10-K
period 2010-12-31
Liberty Global, Inc.
filed 2011-02-24
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6.1 billion.

The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 17, 2011 was:

119,282,098 shares of Series A common stock;

10,242,728 shares of Series B common stock; and

112,873,907 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	BUSINESS

General Development of Business

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at December 31, 2010, serving 17.6 million customers across 14 countries, primarily in Europe, Chile and Australia. Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through Liberty Global Europe’s 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), a publicly-listed Belgian company, we provide broadband communications services in Belgium. Through our 54.2%-owned subsidiary, Austar United Communications Limited (Austar), a publicly-listed Australian company, we provide DTH services in Australia. Our operations also include (1) consolidated broadband communications operations in Puerto Rico and (2) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

In the following text, the terms “we”, “our”, “our company”, and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2010, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2010.

Recent Developments

Acquisitions

Unitymedia. On January 28, 2010, Unitymedia, formerly UPC Germany GmbH, purchased from Unity Media S.C.A. for €2,006.0 million ($2,803.0 million at the transaction date) in cash, all of the issued and outstanding capital stock of an entity (Old Unitymedia) that provides broadband communications services in Germany (the Unitymedia Acquisition). The cash purchase price, together with Old Unitymedia’s net debt at January 28, 2010 (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.6 million ($2,922.0 million at the transaction date), resulted in total consideration of €4,097.2 million ($5,725.0 million at the transaction date), before direct acquisition costs. On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation. Unitymedia is the second largest cable television provider in Germany and the largest in the German federal states of North Rhine-Westphalia and Hesse based on the number of video cable subscribers served.

Aster. On December 6, 2010, one of our subsidiaries entered into an agreement to acquire 100% of the outstanding equity of Aster Sp. z.o.o. (Aster) for an aggregate purchase price of PLN 870 million ($294 million). Such cash purchase price, together with Aster’s adjusted net debt at December 31, 2010, of approximately PLN 1,560 million ($527 million) results in total consideration of approximately PLN 2,430 million ($821 million), before direct acquisition costs. The transaction is subject to regulatory approval by the Polish competition authorities and is expected to close in the first half of 2011. Aster is one of the leading providers of broadband communications services in Poland.

For additional information on the Unitymedia Acquisition, including related financings, see notes 4 and 10 to our consolidated financial statements included in Part II of this report. In addition, during 2010, we completed various other smaller acquisitions in the normal course of business.

Dispositions

J:COM. On February 18, 2010, we sold all of our ownership interests in three of our subsidiaries (the J:COM Disposal Group) that, directly or indirectly through LGI/Sumisho Super Media LP (Super Media) and certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co. Ltd. (J:COM). In connection with the sale of the J:COM Disposal Group, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM. We received such dividend in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rate). The net proceeds were used in part to repay in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility of our wholly-owned subsidiary, LGJ Holdings LLC, and to repay notes issued in connection with the purchase of the minority interests in one of the subsidiaries sold. Prior to the closing date, Sumitomo Corporation’s 41.3% interest in Super Media was redeemed for the J:COM shares attributable to such interest.

On February 16, 2010, Austar sold to NBN Co Limited (NBN Co), a statutory company incorporated by the Australia Government to own and operate a national broadband network, a wholly-owned subsidiary whose only assets were certain spectrum licenses and a third-party receivable of AUD 2.7 million ($2.8 million) (the Spectrum Sale). Austar received total sales consideration of AUD 119.4 million ($122.1 million), consisting of cash consideration of AUD 57.4 million ($58.7 million) for the share capital and a cash payment to Austar of AUD 62.0 million ($63.4 million) representing the repayment of the sold subsidiary’s intercompany debt.

For additional information on the foregoing dispositions, see notes 5 and 21 to our consolidated financial statements included in Part II of this report.

Financings

UPCB Finance Senior Secured Notes. UPCB Finance Limited (UPCB Finance) is a special purpose financing company created for the primary purpose of issuing senior notes and owned 100% by a charitable trust. On January 20, 2010, UPCB Finance issued €500.0 million ($668.3 million) principal amount of 7.625% senior secured notes (the UPCB Finance Senior Secured Notes) at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). UPCB Finance used the proceeds from the UPCB Finance Senior Secured Notes and available cash to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility (described below), with UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, as the borrower. The proceeds from Facility V were used to reduce outstanding amounts under Facilities M and Q of the UPC Broadband Holding Bank Facility through (1) the purchase of €152.7 million ($215.6 million at the transaction date) of loans under Facility M and (2) the repayment of €347.3 million ($490.2 million at the transaction date) of borrowings under Facility Q.

UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Finance Senior Secured Notes. Although UPC Financing has no equity or voting interest in UPCB Finance, the Facility V loan creates a variable interest in UPCB Finance for which UPC Financing is the primary beneficiary. As such, UPC Financing and its parent entities, including LGI, are required to consolidate UPCB Finance. UPCB Finance, as a lender under the UPC Broadband Holding Bank Facility, is treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders.

UPC Broadband Holding Bank Facility Refinancing Transactions. The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding BV (UPC Broadband Holding), a wholly-owned subsidiary of UPC Holding. During 2010, pursuant to various additional facility accession agreements, new

Facilities W and X were executed under the UPC Broadband Holding Bank Facility and commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility.

In connection with the completion of these transactions, certain of the lenders under the existing Facilities M, N and P novated their commitments to a subsidiary of UPC Broadband Holding, and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (1) €218.1 million ($291.5 million) under Facility M maturing on December 31, 2014, were rolled into Facility W maturing on March 31, 2015, (2) $1,042.8 million under Facility N maturing on December 31, 2014, were rolled into Facility X maturing on December 31, 2017, and (3) $322.9 million under Facility P maturing on September 2, 2013, were rolled into Facilities R, S, T and W maturing from March 31, 2015 to December 31, 2016. In addition, in July 2010, Facility W was increased by an aggregate principal amount of €25.0 million ($33.4 million). Among other matters, the completion of the foregoing transactions resulted in the extension of the maturity dates of a significant portion of the debt outstanding under the UPC Broadband Holding Bank Facility.

Prior to the redemption of the 2014 Senior Notes (as defined below) in August 2010, certain Facilities of the UPC Broadband Holding Bank Facility would have matured on or before October 17, 2013, if, in respect of Facilities S, T, U, W and X, the 2014 Senior Notes had an outstanding balance of €250.0 million ($334.1 million) or more on such maturity date or, in respect of Facilities M, N, Q and R, the 2014 Senior Notes had not been repaid, refinanced or redeemed prior to such maturity date. With the refinancing or redemption of the 2014 Senior Notes, as described below, such earlier maturity dates no longer apply.

UPC Holding Senior Notes. On August 13, 2010, UPC Holding issued €640.0 million ($855.4 million) aggregate principal amount of 8.375% senior notes due August 2020 (the 8.375% Senior Notes), resulting in net cash proceeds after fees of €627.2 million ($818.7 million at the transaction date). Concurrently with the offering of the 8.375% Senior Notes, holders of UPC Holding’s (1) €384.6 million ($514.0 million) aggregate principal amount of 7.75% Senior Notes due 2014 (the 7.75% Senior Notes) and (2) €230.9 million ($308.6 million) aggregate principal amount of 8.625% Senior Notes due 2014 (the 8.625% Senior Notes and together with the 7.75% Senior Notes, the 2014 Senior Notes) were invited, subject to certain offering restrictions, to tender their 7.75% Senior Notes and 8.625% Senior Notes to UPC Holding (the Tender Offers). A total of €205.5 million ($274.7 million) aggregate principal amount of the 7.75% Senior Notes and €101.3 million ($135.4 million) aggregate principal amount of the 8.625% Senior Notes were tendered. The proceeds of the issuance of the 8.375% Senior Notes were used to (1) purchase the 2014 Senior Notes tendered pursuant to the Tender Offers, (2) redeem and discharge the 2014 Senior Notes not tendered in the Tender Offers (the Post-Closing Redemption) and (3) pay fees and expenses incurred in connection with the offering of the 8.375% Senior Notes and the Tender Offers. The Post-Closing Redemption was completed on (1) August 20, 2010, for the 7.75% Senior Notes and (2) September 13, 2010, for the 8.625% Senior Notes.

At any time prior to August 15, 2015, UPC Holding may redeem some or all of the Senior 8.375% Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments until August 15, 2015, using the discount rate (as specified in the indenture) as of the redemption date, plus 50 basis points. On and after August 15, 2015, UPC Holding may redeem some or all of the 8.375% Senior Notes at specified redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date.

UPCB Finance II and UPCB Finance III Senior Secured Notes. UPCB Finance II Limited (UPCB Finance II) and UPCB Finance III Limited (UPCB Finance III) are each incorporated under the laws of the Cayman Islands, as special purpose financing companies, for the primary purpose of facilitating the offering of their respective senior notes and each is owned 100% by a charitable trust. On January 31, 2011, UPCB Finance II issued €750.0 million ($1,002.4 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Senior Secured Notes), at par. On February 16, 2011, UPCB Finance III issued $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Financial III Senior Secured Notes and together with the UPCB Finance II Senior Secured Notes, the New UPCB Notes), at par. The New UPCB Notes mature on July 1, 2020.

UPCB Finance II and UPCB Finance III used the proceeds from the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes to fund new additional facilities (Facility Y and Facility Z, respectively) under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower in each case. The proceeds from Facility Y were used to prepay outstanding amounts under Facilities M and U of the UPC Broadband Holding Bank Facility. The proceeds from Facility Z were used to prepay in full Facility P of the UPC Broadband Holding Bank Facility and to prepay $811.4 million under Facility T of the UPC Broadband Holding Bank Facility. UPCB Finance II and UPCB Finance III are dependent on payments from UPC Financing under Facility Y and Facility Z in order to service their respective payment obligations under the New UPCB Notes. Although UPC Financing has no equity or voting interest in either UPCB Finance II or UPCB Finance III, the Facility Y and Facility Z loans create variable interests in UPCB Finance II and UPCB Finance III for which UPC Financing is the primary beneficiary. As such, UPC Financing and its parent entities, including LGI, are required to consolidate UPCB Finance II and UPCB Finance III. UPCB Finance II and UPCB Finance III, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders.

Telenet Credit Facility. On October 4, 2010, Telenet NV, a wholly-owned subsidiary of Telenet, entered into seven new additional facility accession agreements (the Additional Facility G, H, I, J, K, L1 and L2 Accession Agreements, together the Additional Facility Accession Agreements) under Telenet NV’s senior secured bank facility, originally dated August 1, 2007, as amended (the Telenet Credit Facility). Pursuant to the Additional Facility Accession Agreements, certain existing lenders under Facilities A, B1, B2A, B2B, C, D, E1, E2 and F rolled substantially all of their existing commitments under the Telenet Credit Facility into new term loan Facilities G, H, I, J, K, L1 and L2. This process was completed on October 12, 2010.

In connection with the Additional Facility Accession Agreements, Telenet NV entered into a supplemental agreement, dated October 4, 2010 (the Supplemental Agreement), amending the Telenet Credit Facility. The Supplemental Agreement provides that no new additional facility may be executed under the Telenet Credit Facility unless either (1) the average maturity date of the additional facility (taking into account any scheduled amortization and any voluntary or mandatory cancellation which is anticipated when the additional facility is arranged) is no earlier than July 31, 2017 or (2) after giving effect to the utilization in full of such additional facility, the ratio of Net Total Debt to Consolidated Annualized EBITDA (as defined in the Telenet Facility Agreement) would not be greater than 4:1.

Telenet Finance Senior Secured Notes. Telenet Finance Luxembourg S.C.A. (Telenet Finance) is a special purpose financing company created for the primary purpose of issuing senior notes and owned 99.9% by a Netherlands foundation and 0.01% by a Luxembourg private limited liability company as general partner. On November 3, 2010, Telenet Finance issued €500.0 million ($668.3 million) principal amount of 6.375% senior secured notes (the Telenet Finance Senior Notes) due November 15, 2020. Telenet Finance used the proceeds from the Telenet Finance Senior Notes to fund a new additional facility (Telenet Facility M) under the Telenet Credit Facility, with Telenet International Finance S.a.r.l. (Telenet International), a wholly-owned subsidiary of Telenet NV, as the borrower. Telenet International used €201.7 million ($269.6 million) of the proceeds from Telenet Facility M to reduce outstanding amounts under Facilities H, I and L2 of the Telenet Credit Facility, and to service certain payments to Telenet Finance under agreements related to Telenet Facility M and the Telenet Finance Senior Notes. The remainder of the proceeds from Telenet Facility M will be used for the general corporate purposes of Telenet.

Telenet Finance Luxembourg II S.A. (Telenet Finance II) is a special purpose financing company created for the primary purpose of issuing senior notes and is owned by a foundation established under the laws of the Netherlands. On November 26, 2010, Telenet Finance II issued €100.0 million ($133.7 million) principal amount of 5.3% senior secured notes (the Telenet Finance II Senior Notes and, together with the Telenet Finance Senior Notes, the Telenet Finance Senior Secured Notes) at an original issue price of 101.75% due November 15, 2016. Telenet Finance II used the proceeds from the Telenet Finance II Senior Notes to fund an additional facility (Telenet Facility N) under the Telenet Credit Facility, with Telenet International as the borrower.

Telenet Finance and Telenet Finance II are dependent on payments from Telenet International under Telenet Facility M and Telenet Facility N, respectively, in order to service payment obligations under the Telenet Finance Senior Secured Notes. Although Telenet International has no equity or voting interest in Telenet Finance or Telenet Finance II, Telenet Facility M and Telenet Facility N create variable interests in Telenet Finance and Telenet Finance II, respectively, for which Telenet International is the primary beneficiary. As such, Telenet International and its parent entities, including LGI, are required to consolidate Telenet Finance and Telenet Finance II. Telenet Finance and Telenet Finance II, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders.

Telenet Finance III Senior Secured Notes. Telenet Finance III Luxembourg S.C.A. (Telenet Finance III), is a special purpose financing company created for the primary purpose of issuing senior notes and is owned 99.9% by a foundation established under the laws of the Netherlands and 0.01% by a Luxembourg private limited liability company as general partner. On February 15, 2011, Telenet Finance III issued €300.0 million ($401.0 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Senior Notes) due February 15, 2021. Telenet Finance III used the proceeds from the Telenet Finance III Senior Notes to fund a new additional facility (Telenet Facility O) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International expects to apply €286.5 million ($382.9 million) of the proceeds from Telenet Facility O to redeem a portion of the outstanding borrowings under Telenet Facilities K and L1 of the Telenet Credit Facility. The remaining €80.0 million ($106.9 million) of outstanding borrowings under Telenet Facilities K and L1 will be rolled into a new Telenet Facility G2, which is expected to have terms similar to the existing Telenet Facility G.

Telenet Finance III is dependent on payments from Telenet International under Telenet Facility O in order to service payment obligations under the Telenet Finance III Senior Notes. Although Telenet International has no equity or voting interests in Telenet Finance III, Telenet Facility O creates a variable interest in Telenet Finance III for which Telenet International is the primary beneficiary. As such, Telenet International and its parent entities, including LGI, are required to consolidate Telenet Finance III. Telenet Finance III, as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders.

UGC Convertible Notes. In May 2010, we repurchased €70.8 million ($86.9 million at the transaction dates) principal amount of the 1.75% convertible senior notes due April 15, 2024, of our wholly-owned subsidiary UnitedGlobalCom, Inc., at an aggregate purchase price equal to approximately 102.5% of face value, for a total of €72.6 million ($89.1 million at the transaction dates), including accrued interest thereon.

For a further description of the terms of the above financings and certain other transactions affecting our consolidated debt in 2010, see note 10 to our consolidated financial statements included in Part II of this report.

Stock Repurchases

Pursuant to our various stock repurchase programs, we repurchased during 2010 a total of 18,440,293 shares of LGI Series A common stock at a weighted average price of $27.07 per share and 13,887,284 shares of LGI Series C common stock at a weighted average price of $28.21 per share, for an aggregate cash purchase price of $890.9 million, including direct acquisition costs. At December 31, 2010, we were authorized under our current stock repurchase program to acquire an additional $109.7 million of LGI Series A and Series C common stock through open market purchases or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. Subsequent to December 31, 2010, our board of directors authorized a new program of up to $1.0 billion for the repurchase of LGI Series A common stock, LGI Series C common stock, securities convertible into such stock or any combination of the foregoing, through open market and privately negotiated transactions, which may include derivative transactions.

* * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate;

•	competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, broadband internet and telephony services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet and telephony services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors;

•

our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to successfully negotiate rate increases where applicable;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the United States or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the outcome of any pending or threatened litigation;

•	continued consolidation of the foreign broadband distribution industry;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.

Financial Information About Operating Segments

Financial information about our reportable segments appears in note 19 to our consolidated financial statements included in Part II of this report.

Narrative Description of Business

Overview

Broadband Distribution

We offer a variety of broadband services over our cable television systems, including video, broadband internet and telephony. Available service offerings depend on the bandwidth capacity of our systems and whether they have been upgraded for two-way communications. In select markets, we also offer video services through DTH or through multichannel multipoint (microwave) distribution systems (MMDS).

Our digital video service offerings include basic and premium programming and, in most markets, incremental product and service offerings, such as enhanced pay-per-view programming, including video-on-demand (VoD) and near-video-on-demand (NVoD), digital video recorders (DVR) and high definition (HD) television services. Our analog video service offerings include basic programming and in some markets expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in most of our European markets with download speeds up to 128 megabits per second (Mbps). We expect to continue to expand the availability of ultra high-speed internet services throughout our broadband communications markets.

We offer voice-over-internet-protocol, or VoIP, telephony services in all of our broadband communications markets. In Austria, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In select markets, including Australia and Belgium, we also offer mobile telephony services using third-party networks.

We operate our broadband distribution businesses in (1) Europe through Liberty Global Europe’s UPC Broadband Division and through its subsidiary, Telenet, and (2) the Americas through VTR and Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico). We operate our satellite distribution business in Australia through Austar. Each of Liberty Global Europe, Telenet, VTR, Liberty Puerto Rico and Austar is a consolidated subsidiary. Except as otherwise noted, we refer to our operations in Puerto Rico and in South America collectively as the Americas.

The following table presents certain operating data, as of December 31, 2010, with respect to the broadband communications, DTH and MMDS systems of our subsidiaries in Europe, the Americas and Australia. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data

December 31, 2010

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video					Internet		Telephony
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Homes Serviceable (9)	Subscribers (10)	Homes Serviceable (11)	Subscribers (12)
UPC Broadband Division:
Germany	8,718,900	8,183,600	4,555,100	6,047,600	2,954,200	1,533,800	—	—	4,488,000	8,183,600	780,300	8,183,600	779,300
The Netherlands (13)	2,789,500	2,682,000	1,895,000	3,470,200	997,900	894,200	—	—	1,892,100	2,719,800	843,600	2,690,900	734,500
Switzerland (13)	2,061,800	1,729,600	1,555,100	2,357,700	1,055,500	464,800	—	—	1,520,300	2,122,500	510,200	2,122,100	327,200
Austria	1,168,900	1,168,900	705,500	1,292,100	257,900	268,800	—	—	526,700	1,168,900	439,800	1,169,400	325,600
Ireland	875,300	671,700	533,500	785,500	108,400	316,500	—	65,000	489,900	671,700	199,200	607,700	96,400

Total Western Europe	15,614,400	14,435,800	9,244,200	13,953,100	5,373,900	3,478,100	—	65,000	8,917,000	14,866,500	2,773,100	14,773,700	2,263,000

Hungary	1,250,100	1,236,200	889,500	1,416,900	334,900	247,500	189,700	—	772,100	1,236,200	369,300	1,238,700	275,500
Romania	2,069,600	1,635,700	1,156,400	1,552,200	645,900	283,900	226,600	—	1,156,400	1,635,700	255,000	1,573,900	140,800
Poland	2,049,500	1,938,900	1,096,400	1,770,100	650,300	370,700	—	—	1,021,000	1,938,900	524,600	1,938,800	224,500
Czech Republic	1,326,900	1,217,600	755,400	1,205,300	112,500	411,800	85,500	—	609,800	1,217,600	408,400	1,213,500	187,100
Slovakia	495,100	445,400	273,200	367,100	136,400	85,200	37,500	2,700	261,800	408,400	71,300	408,400	34,000

Total Central and Eastern Europe	7,191,200	6,473,800	4,170,900	6,311,600	1,880,000	1,399,100	539,300	2,700	3,821,100	6,436,800	1,628,600	6,373,300	861,900

Total UPC Broadband Division	22,805,600	20,909,600	13,415,100	20,264,700	7,253,900	4,877,200	539,300	67,700	12,738,100	21,303,300	4,401,700	21,147,000	3,124,900

Telenet (Belgium)	2,818,800	2,818,800	2,274,400	4,315,600	1,032,500	1,241,900	—	—	2,274,400	2,818,800	1,226,600	2,818,800	814,600

The Americas:
VTR (Chile)	2,679,300	2,028,300	1,068,600	2,217,600	289,000	608,700	—	—	897,700	2,028,300	698,000	2,017,300	621,900
Puerto Rico	352,200	352,200	120,700	211,300	—	81,300	—	—	81,300	352,200	81,300	352,200	48,700

Total The Americas	3,031,500	2,380,500	1,189,300	2,428,900	289,000	690,000	—	—	979,000	2,380,500	779,300	2,369,500	670,600

Austar (Australia)	2,536,800	—	764,300	764,300	—	—	764,200	—	764,200	30,400	100	—	—

Grand Total	31,192,700	26,108,900	17,643,100	27,773,500	8,575,400	6,809,100	1,303,500	67,700	16,755,700	26,533,000	6,407,700	26,335,300	4,610,100

(1)	Homes Passed are homes or residential multiple dwelling units that can be connected to our networks without materially extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. With the exception of Austar, we do not count homes passed for DTH. With respect to Austar, we count all homes in the areas that Austar is authorized to serve as Homes Passed. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used in Switzerland and the Netherlands (see note 13) or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Cablecom’s partner networks or the unbundled loop and shared access network used by Austria GmbH.

(2)	Two-way Homes Passed are Homes Passed by those sections of our networks that are technologically capable of providing two-way services, including video and internet services and, in most cases, telephony services. Due to the fact that we do not own the partner networks used in Switzerland and the Netherlands or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Cablecom’s or the Netherlands’ partner networks or the unbundled loop and shared access network used by Austria GmbH.

(3)	Customer Relationships are the number of customers who receive at least one of our video, internet or voice services that we count as Revenue Generating Units (RGUs), without regard to which, or to how many services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. For further information regarding our EBU calculation, see Additional General Notes to Tables below. Customer Relationships generally are counted on a unique premise basis. Accordingly, if an individual receives our services in two premises (e.g., primary home and vacation home), that individual generally will count as two Customer Relationships. We exclude mobile customers from Customer Relationships. For Belgium, Customer Relationships only include customers who subscribe to an analog or digital cable service due to billing system limitations.

(4)	Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. RGUs generally are counted on a unique premise basis such that a given premise does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g. a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers, free service to employees) generally are not counted as RGUs.

(5)	Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. In Europe, we have approximately 403,300 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of basic cable service, with only a few channels.

(6)	Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service in one premise as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. Individuals who receive digital cable service through a purchased digital set-top box or through a “digicard”, but do not pay a monthly digital service fee are counted as Digital Cable Subscribers to the extent that such individuals are subscribing to our analog cable service. At December 31, 2010, we included 38,600 of these subscribers in the Digital Cable Subscribers reported for Cablecom. In the case of Cablecom, we estimate the number of such subscribers using publicly available data. A “digicard” is a small device that allows customers with a common interface plus (CI+) enabled television set who subscribe to, or otherwise have purchased access to, our digital cable services, to view such services without a digital set-top box. Subscribers to digital cable services provided by Cablecom over partner networks receive analog cable services from the partner networks as opposed to Cablecom.

(7)	DTH Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via a geosynchronous satellite. Austar’s DTH RGUs include 138,700 commercial RGUs that are calculated on an EBU basis.

(8)	MMDS Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming via MMDS.

(9)	Internet Homes Serviceable are Two-way Homes Passed that can be connected to our network, or a partner network with which we have a service agreement, for the provision of broadband internet services if requested by the customer, building owner or housing association, as applicable. With respect to Austria GmbH, we do not report as Internet Homes Serviceable those homes served either over an unbundled loop or over a shared access network.

(10)	Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers in Austria include 78,900 residential digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections. Unitymedia offers a 128 Kbps wholesale internet service to housing associations on a bulk basis. Our Internet Subscribers in Germany include 5,400 subscribers within such housing associations who have requested and received a modem that enables the receipt of Unitymedia’s 128 Kbps wholesale internet service.

(11)	Telephony Homes Serviceable are Two-way Homes Passed that can be connected to our network, or a partner network with which we have a service agreement, for the provision of telephony services if requested by the customer, building owner or housing association, as applicable. With respect to Austria GmbH, we do not report as Telephony Homes Serviceable those homes served over an unbundled loop rather than our network.

(12)	Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. Our Telephony Subscribers in Austria include 57,000 residential subscribers of Austria GmbH that are not serviced over our networks.

(13)	Pursuant to service agreements, Cablecom and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by the applicable service agreements. Internet and Telephony Homes Serviceable with respect to partner networks have been estimated by Cablecom. These estimates may change in future periods as more accurate information becomes available. At December 31, 2010, Cablecom’s partner networks account for 99,400 Customer Relationships, 156,900 RGUs, 64,500 Digital Cable Subscribers, 392,900 Internet Homes Serviceable, 392,500 Telephony Homes Serviceable, 55,300 Internet Subscribers, and 37,100 Telephony Subscribers. In addition, partner networks account for 479,500 of Cablecom’s digital cable homes serviceable, that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2010 subscriber table.

Additional General Notes to Tables:

With respect to Chile and Puerto Rico, residential multiple dwelling units with a discounted pricing structure for video, broadband internet or telephony services are counted on an EBU basis. With respect to commercial establishments, such as bars, hotels and hospitals, to which we provide video and other services primarily for the patrons of such establishments, the subscriber count is generally calculated on an EBU basis by our subsidiaries (with the exception of Telenet, which counts commercial establishments on a per establishment basis). EBU is generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates. Telenet leases a portion of its network under a long-term capital lease arrangement. These tables include operating statistics for Telenet’s owned and leased networks. On a business-to- business basis, certain of our subsidiaries provide voice, broadband internet, data and other services to businesses, primarily in Switzerland, Belgium, the Netherlands, Austria, Hungary, Ireland and Romania. We generally do not count customers of these services as subscribers, customers or RGUs. In Germany, homes passed reflect the footprint, and two-way homes passed and internet and telephony homes serviceable reflect the technological capability, of our network up to the street cabinet, with drops from the street cabinet to the building generally added, and in-home wiring generally upgraded, on an as needed or success-based basis.

While we take appropriate steps to ensure that subscriber statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (i) the nature and pricing of products and services, (ii) the distribution platform, (iii) billing systems, (iv) bad debt collection experience and (v) other factors add complexity to the subscriber counting process. We periodically review our subscriber counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber statistics based on those reviews.

Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

Programming Services

We own programming networks that provide video programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks. Premium services generally do not sell advertising and primarily generate their revenue from per-subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors, and (2) original productions filmed for the programming provider by internal personnel or third-party contractors. We operate our programming businesses in Europe principally through our subsidiary Chellomedia, and in the Americas principally through our subsidiary Pramer S.C.A. We also own joint venture interests in MGM Networks Latin America, LLC, a programming business that serves the Americas, and in XYZ Networks Pty Ltd. (XYZ Networks), a programming business in Australia. Through Chellomedia, we own interests in the following joint ventures: a joint venture with A&E Television Networks, serving Spain and Portugal; a joint venture with Zon Multimédia, serving Portugal; a joint venture with ARA Amigos Ireland Ltd., serving Europe, the Middle East and Africa; a joint venture with CBS Studios International, serving the United Kingdom, and a joint venture with Scripps Network International Inc., serving Europe, the Middle East and Africa.

Operations

Europe — Liberty Global Europe

Our European operations are conducted through our subsidiary, Liberty Global Europe, which provides video, broadband internet and telephony services in 11 countries in Europe. Liberty Global Europe’s operations are currently organized into the UPC Broadband Division, Telenet and the Chellomedia Division. Through the UPC Broadband Division, and Telenet, Liberty Global Europe provides video, broadband internet, and fixed-line and mobile telephony services. In terms of video subscribers, Liberty Global Europe operates the largest cable network in each of Austria, Belgium, Czech Republic, Hungary, Ireland, Poland, Slovakia and Switzerland and the second largest cable network in Germany, the Netherlands and Romania. For information concerning the Chellomedia Division, see “Chellomedia” below.

Provided below is country-specific information with respect to the broadband communications and DTH services of our UPC Broadband Division and Telenet.

Germany

The UPC Broadband Division’s operations in Germany are operated by Unitymedia and are located in the German federal states of North Rhine-Westphalia and Hesse, including the major cities of Cologne, Dortmund, Dusseldorf, Essen and Frankfurt. Unitymedia’s cable networks are 94% upgraded to two-way capability and 94% of its cable homes passed are served by a network with a bandwidth of at least 860 megahertz (MHz). Assuming the contractual right to serve the building exists in the case of multiple dwelling units, Unitymedia makes its digital video, broadband internet and fixed-line telephony services available to almost 100%, 94% and 94%, respectively, of its homes passed.

For its analog cable customers, Unitymedia offers a basic service of up to 36 video channels and up to 34 radio channels, depending on a customer’s location. For its digital cable customers, Unitymedia offers three digital cable packages of up to 128 video channels and 119 radio channels (including the channels in its basic analog service). Its basic digital service has up to 75 video channels (including up to three public HD channels), depending on a customer’s location, and 69 radio channels. Unitymedia offers its basic digital service at no incremental charge over the standard analog rate. For an additional monthly charge, a digital subscriber may upgrade to one of two extended digital tier subscriptions. Each subscription includes all the channels in the basic digital service, plus an extra channel package of either 17 or 53 video channels. The extended digital tier customers may also subscribe for an additional 50 radio channels. Digital subscribers may also subscribe to one of four premium packages with eight to 19 channels each, plus another 15 foreign language packages with over 50 channels in various languages in total (such as Arabic, Greek, Italian, Japanese, Polish and Turkish). Program offerings include general entertainment, kids, sports, movies, documentaries and special interests channels. All digital services include an electronic programming guide and NVoD services. Unitymedia offers digital boxes with DVR or HD DVR time-shifting functionality to its customers for an incremental monthly charge. It launched HD programming in May 2010 and currently offers 15 HD channels. Unitymedia has announced it will introduce a digicard for its cable customers in the first part of 2011. The digicard will be available to customers who receive the basic digital service for an incremental monthly charge.

Unitymedia provides four tiers of broadband internet service with download speeds ranging from 16 Mbps to an ultra high-speed internet service with download speeds of up to 128 Mbps based on Euro DOCSIS 3.0 technology. Unitymedia launched its ultra high-speed internet service in November 2009, and it is available to 81% of its two-way homes passed. Unitymedia offers value-added broadband services, such as security or online storage solutions, to its customers for an incremental charge. Multi-feature telephony services are also available from Unitymedia using VoIP. Of Unitymedia’s total customers, 2.2% subscribe to two services (double-play customers) and 15.3% subscribe to three services (triple-play customers) offered by Unitymedia (video, broadband internet and telephony).

Approximately 65% of Unitymedia’s video customers are in multiple dwelling units where Unitymedia has the billing relationship with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. The majority of Unitymedia’s service agreements with housing associations have multi-year terms and many of these agreements allow Unitymedia to offer its digital video, broadband internet and telephony services directly to the tenant. Professional Operators may procure the basic analog signals from Unitymedia at volume-based discounts and generally resell them to housing associations with whom the operator maintains the customer relationship. Unitymedia has entered into agreements with Professional Operators, such as Tele Columbus Multimedia GmbH, that allow Unitymedia to market its digital video, broadband internet and telephony services directly to the Professional Operator’s subscriber base. In order to provide these advanced services to tenants who request them, Unitymedia adds drops to connect its distribution network to the building and upgrades the in–home wiring as needed.

In July 2010, Unitymedia launched a range of voice and broadband internet services to business customers in the portions of its service area where its network is two-way capable.

Unitymedia has entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom AG (Deutsche Telekom), for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. Unitymedia’s ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements may only be terminated under certain circumstances. Any termination, however, would have a material adverse effect on the operations of Unitymedia.

The Netherlands

The UPC Broadband Division’s operations in the Netherlands (UPC Netherlands) are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. Almost all of its cable networks are upgraded to two-way capability, and almost all of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Netherlands makes its digital video, broadband internet and fixed-line telephony services available to 98%, 96% and 96%, respectively, of its homes passed.

For its analog cable customers, UPC Netherlands offers a basic service of approximately 30 video channels and approximately 40 radio channels, depending on a customer’s location. For its digital cable customers, UPC Netherlands offers two digital cable packages in either a standard definition (SD) version or an HD version, plus a third package to a limited number of subscribers who do not have two-way capability. Its entry level digital service includes 50 video channels and 70 radio channels (including the channels in its basic analog service). For an additional monthly charge, a digital subscriber may upgrade to an extended digital tier subscription. The extended digital tier includes all the channels of the entry level digital service, plus an extra channel package of approximately 40 general entertainment, sports, movies, documentary, music, adult, children and ethnic channels. Both digital cable packages include an electronic program guide, interactive services and the functionality for VoD service, including catch-up television and pay-per-view services. Its third digital service has 80 video channels and 70 radio channels.

The VoD service includes transaction-based VoD and, in the extended digital tier for no additional charge, a subscription-based VoD service. The subscription-based VoD service includes various programming, such as music, kids (e.g. Disney and Nickelodeon), documentaries (e.g. Discovery and National Geographic), sports or series (e.g. Criminal Minds, Grey’s Anatomy and Fawlty Towers) and from November 2010, a limited amount of 3D programming. Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Eredivisie Live, alone or in combination, for additional monthly charges. The premium channels are available through 18 different packages, with a total of 40 premium channels. In all digital packages, a customer also has the option for an incremental monthly charge to upgrade the digital box to one with DVR or HD DVR time-shifting functionality. UPC Netherlands currently offers up to 22 HD channels, depending on the digital service selected. In 2010, UPC Netherlands introduced an application that allows its subscribers to record a program remotely through an iPhone or iPad mobile digital device or a mobile internet browser, as well as an internet browser on a laptop or desktop computer.

UPC Netherlands offers six tiers of broadband internet service with download speeds ranging from five Mbps to an ultra high-speed internet service with download speeds of up to 120 Mbps based on Euro DOCSIS 3.0 technology. The ultra high-speed internet service is available to all of UPC Netherlands’ two-way homes passed. Multi-feature telephony services are also available from UPC Netherlands through either circuit-switched telephony or VoIP. Of UPC Netherlands’ total customers, 8.5% are double-play customers and 37.3% are triple-play customers.

In addition, UPC Netherlands offers a range of voice, broadband internet and data services to small office at home (SOHO) customers and business customers primarily in its core metropolitan networks. In April 2010, Ziggo 4 BV, a joint venture between UPC Netherlands and Ziggo BV (the largest cable operator in the Netherlands), acquired licenses in the 2.6 GHz spectrum bands. This band is suited for long-term evolution wireless service (the next generation of ultra high-speed mobile data).

Switzerland

The UPC Broadband Division’s operations in Switzerland and a small portion of Austria, including the city of Vorarlberg, are operated by Cablecom and are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva. Cablecom’s cable networks are 84% upgraded to two-way capability and 90% of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. Assuming the contractual right to serve the building exists in the case of multiple dwelling units, Cablecom makes its digital video, broadband internet and fixed-line telephony services available to 86%, 84% and 84%, respectively, of its homes passed.

For its analog cable customers, Cablecom offers a basic service of 36 video channels and 45 radio channels. The basic service is available in any one of three languages (French, German or Italian). For 65% of its analog cable subscribers, Cablecom maintains billing relationships with landlords or housing associations, which typically provide analog cable service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises.

For its digital cable customers, Cablecom offers four digital cable packages of up to 170 video channels (including the channels in its basic analog service). Its entry level digital service includes 55 video channels. For an additional monthly charge, a digital subscriber may upgrade to one of three other digital packages. All of the digital packages include 100 radio channels (including the channels in its basic analog service). Cablecom also offers a range of additional pay television programming in a variety of foreign language program packages and premium channel packages. A channel package includes general entertainment, sports, movies, adult and ethnic channels. Cablecom’s 95 premium channels are available either in packages or for individual subscriptions. The digital cable packages include an electronic programming guide, the functionality for transaction-based VoD service (depending on location), including catch-up television and pay-per-view services, and a limited number of HD channels. Cablecom offers digital boxes with DVR and HD DVR time-shifting functionality, plus additional HD channels, to its customers for an incremental monthly charge. It currently offers 17 HD channels, including those channels in its digital packages. In 2010, Cablecom introduced a digicard. A customer purchasing the digicard for a one-time fee, may view Cablecom’s digital entry tier service without an additional monthly charge. A digicard may also be used to view any of Cablecom’s other digital packages with the customer paying the incremental charge over the digital entry tier’s applicable rate.

Cablecom offers eight tiers of broadband internet service with download speeds ranging from 500 Kbps to an ultra high-speed internet service of up to 100 Mbps, based on U.S. DOCSIS 3.0 technology. Cablecom launched its ultra high-speed internet service in September 2009 in Zurich and it is now available to 75% of Cablecom’s two-way homes passed. Multi-feature telephony services are also available from Cablecom using VoIP. Of Cablecom’s total customers, 17.2% are double-play customers and 17.2% are triple-play customers.

Cablecom offers digital video, broadband internet and fixed-line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with Cablecom. Cablecom has the direct customer billing relationship with the subscribers who take these services on the partner networks. By permitting Cablecom to offer some or all of its digital video, broadband internet and fixed-line telephony products directly to those partner network subscribers, Cablecom’s service operating contracts have expanded the addressable markets for Cablecom’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, Cablecom pays to the partner network a share of the revenue generated from those subscribers. Cablecom also provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks.

In addition, Cablecom offers a complete range of voice, broadband internet, data and hosting services to the business market throughout Switzerland, as well as video services on a wholesale basis.

Other Western Europe

The UPC Broadband Division also operates cable and DSL networks in Austria (excluding the Austrian portion of Cablecom’s network) (UPC Austria) and cable and MMDS networks in Ireland (UPC Ireland). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. UPC Austria’s DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology. UPC Austria’s entire cable network is upgraded to two-way capability and approximately 90% of its cable homes passed are served by a network with a bandwidth of at least 860 MHz. UPC Ireland’s cable network is 77% upgraded to two-way capability, and 63% of its cable homes passed are served by a network with a bandwidth of at least 750 MHz. For an incremental monthly charge, both operations offer their digital customers a digital box with DVR or HD DVR time-shifting functionality. The number of HD channels offered are up to 14 in Austria and 12 in Ireland. Also, both UPC Austria and UPC Ireland offer business customers a complete range of voice, broadband internet, data and hosting services.

•

Austria. UPC Austria’s cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck and Klagenfurt, and two smaller cities. Three of these cities (Vienna, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. For its analog cable subscribers, UPC Austria offers a package of 38 video channels, mostly in the German language, plus 35 radio channels. For its digital cable customers, UPC Austria offers two digital cable packages (entry and plus) with either 73 or 110 video channels and 73 radio channels (including a limited number of HD channels and the channels in its analog package), depending on the package selected, as well as an electronic program guide and the functionality for VoD service, including catch-up television. UPC Austria provides its basic digital service at no incremental charge over the standard analog rate. Digital cable customers may also subscribe to one or more of eight premium channel packages for an additional monthly charge. These packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, adult and international channels. Additional HD channels and the functionality of DVR or HD DVR are also available.

UPC Austria offers five tiers of broadband internet service over cable with download speeds ranging from two Mbps to an ultra high-speed internet service of 100 Mbps, and a student package. UPC Austria launched its ultra high-speed internet service based on Euro DOCSIS 3.0 technology on its Vienna network in June 2009. This service is now available to almost all of UPC Austria’s two-way homes passed. Over DSL technology, UPC Austria offers two tiers of unbundled DSL broadband internet, plus additional tiers via wholesale offerings. It also offers a double-play package of broadband internet and telephony over DSL. Multi-feature telephony services are also available from UPC Austria. In addition, UPC Austria offers a bundle of fixed-line and mobile telephony in a co-branding arrangement with a telephony operator. UPC Austria offers its telephony services through VoIP, which is available to all DSL and cable customers. It also continues to offer telephony services through circuit-switched telephony to cable customers in Vienna, Graz and Klagenfurt. UPC Austria makes its digital video available to almost all of its homes passed and broadband internet and fixed-line telephony services available to all of its homes passed. Of UPC Austria’s total customers, 24.0% are double-play customers and 29.6% are triple-play customers.

•

Ireland. UPC Ireland’s operations are located in five regional clusters, including the capital city of Dublin and other cities, including Cork, Galway and Limerick. For its analog cable customers, UPC Ireland offers an analog cable package with 18 video channels and 17 radio channels. An analog package of 10 video channels is also offered to its MMDS subscribers. For its digital cable customers, UPC Ireland offers three digital cable packages (all of which include the channels in its analog package). Its entry level digital package consists of 52 video channels and 39 radio channels. Similar digital packages are also offered to its MMDS subscribers. To encourage analog subscribers to switch to a digital subscription, the entry level digital package is priced lower than the analog service. For an incremental monthly charge, the digital cable subscriber may upgrade to one of two other digital packages, which offer up to either 83 or 105 video channels, respectively, and 39 radio channels. Each of these packages include two premium channels (both ESPN sports channels) for no additional charge. The program offerings for each type of service include general entertainment, kids, sports, documentaries and special interests channels. In addition, digital customers can receive event channels such as seasonal sport and real life stories. To complement its digital offering, UPC Ireland also offers its digital subscribers 25 premium channels (sports, movies, adult, ethnic and kids) and a pay-per-view service.

UPC Ireland offers three tiers of broadband internet service with download speeds ranging from one Mbps to 30 Mbps. In December 2010, UPC Ireland began offering its ultra high-speed internet service with a download speed of 100 Mbps based on Euro DOCSIS 3.0 technology, to select subscribers in Dublin. Multi-feature telephony services are also available from UPC Ireland through VoIP. UPC Ireland makes its digital video, broadband internet and fixed-line telephony services available to 96%, 77% and 69%, respectively, of its homes passed. Of UPC Ireland’s total customers, 17.0% are double-play customers and 15.1% are triple-play customers.

Central and Eastern Europe

The UPC Broadband Division also operates cable networks in the Czech Republic (UPC Czech), Hungary (UPC Hungary), Poland (UPC Poland) and Romania (UPC Romania), and cable and MMDS networks in Slovakia (UPC Slovakia). In each of these operations, at least 79% of the cable networks are upgraded to two-way capability. Of the cable homes passed, at least 66% in Hungary and 80% or more in the other Central and Eastern Europe operations are served by a network with a bandwidth of at least 750 MHz. In each of these cable operations, for an incremental monthly charge, digital cable customers may upgrade the digital box to one with DVR or HD DVR time-shifting functionality. The number of HD channels offered range from seven in Hungary and Slovakia to 22 in Poland. VoD service, including catch-up television, is available to our subscribers nationwide in Hungary and in major metropolitan areas in Poland. During 2010, UPC Slovakia launched a 3D programming channel. The UPC Broadband Division also has DTH operations in certain of these countries, which it provides through UPC DTH S.a.r.l (UPC DTH), a subsidiary of Liberty Global Europe organized in Luxembourg.

•

Czech Republic. UPC Czech’s operations are located in cities and towns throughout the Czech Republic, including Prague, Brno, Ostrava, Plzen and Liberec. For its analog cable customers, UPC Czech offers two tiers of analog programming services (lifeline and basic) with either nine to 15 or 41 video channels, depending on the package selected, 25 radio channels and two premium channels. Of UPC Czech’s total video cable subscribers, approximately 21% subscribe to an analog service, with 79% of such customers subscribing to the lower priced lifeline package. For its digital cable subscribers, UPC Czech offers three packages of digital programming services (entry, basic and supreme) with up to 103 video channels and 28 radio channels (including the channels in its analog service), depending on the package selected. Ten premium video channels are also available. Of UPC Czech’s digital cable subscribers, 53% subscribe to the entry level package. UPC Czech offers five tiers of broadband internet service with download speeds ranging from one Mbps to an ultra high-speed internet service of 100 Mbps based on Euro DOCSIS 3.0 technology. Its ultra high-speed internet service is available to 88% of UPC Czech’s two-way homes passed. UPC Czech also offers VoIP multi-featured telephony services. UPC Czech makes its digital video, broadband internet and fixed-line telephony services available to over 90% of its homes passed. Of UPC Czech’s total cable customers, 35.2% are double-play customers and 16.0% are triple-play customers. UPC Czech also makes its digital video service available through a digicard and offers voice, broadband internet and data services to SOHO and business customers.

•

Hungary. UPC Hungary’s operations are located in 22 major Hungarian towns and cities, including the capital city of Budapest and the cities of Debrecen, Miskolc, Pécs and Székesfehérvár. For its analog cable customers, UPC Hungary offers four tiers of analog programming services, including a lifeline tier, with five to 46 video channels and three to 17 radio channels and a premium movie package, depending on the tier selected and technical capability of the network. Less than 1% of UPC Hungary’s analog cable subscribers receive the lifeline tier. For its digital cable customers, UPC Hungary offers two tiers of digital programming services, each of which may be upgraded for HD services or with DVR functionality. Depending on the tier selected, a digital cable subscriber may receive up to 123 video channels and 51 radio channels (including the channels in its analog service). For an incremental monthly charge, the digital cable subscriber may also subscribe to any of six premium packages (three movie packages, two foreign language packages and an adult package). UPC Hungary offers eight tiers of broadband internet service with download speeds ranging from two Mbps to an ultra high-speed internet service of up to 120 Mbps based on Euro DOCSIS 3.0 technology. This internet service is available to 93% of its two-way homes passed. UPC Hungary also has 35,400 asymmetric digital subscriber line (ADSL) subscribers on its twisted copper pair network located in the southeast part of Pest County. Multi-feature telephony services are also available from UPC Hungary. It offers its telephony services through circuit-switched telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network. UPC Hungary makes its digital video, broadband internet and fixed-line telephony services available to almost all of its homes passed. Of UPC Hungary’s total cable customers, 32.5% are double-play customers and 21.4% are triple-play customers. UPC Hungary offers voice, broadband internet and data services to business customers located inside and outside its service areas, including SOHO customers, medium to large enterprises and wholesale partners.

•

Poland. UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including Warsaw, the capital city, and Katowice. For its analog cable subscribers, UPC Poland offers three tiers of analog service. Its lowest tier, the lifeline package, includes six to 10 video channels and the intermediate package includes 12 to 30 video channels. Approximately 40% of UPC Poland’s analog cable subscribers receive the lifeline package. For the highest tier (basic), the full package includes 47 to 58 video channels. For an additional monthly charge, UPC Poland offers an HBO premium service. UPC Poland also offers two packages of digital programming services (with each package including the video channels in its analog service). Depending on the tier selected, a digital subscriber may receive (1) either 83 or 113 video channels, both of which include four HD channels, and (2) 19 radio channels. Up to 36 digital premium channels are also available. UPC Poland offers five tiers of broadband internet service in portions of its network with download speeds ranging from five Mbps to its ultra high-speed internet service of up to 120 Mbps based on Euro DOCSIS 3.0 technology. The ultra high-speed internet service is available to 67% of its two-way homes passed. UPC Poland also offers VoIP multi-feature telephony services. UPC Poland makes its digital video, broadband internet and fixed-line telephony services available to 90%, 95% and 95%, respectively, of its homes passed. Of UPC Poland’s total customers, 27.2% are double-play customers and 17.1% are triple-play customers. In addition, UPC Poland offers voice, broadband internet and data services to SOHO customers.

•

Romania. UPC Romania’s operations are located primarily in two regional clusters, which include 10 of the 12 largest cities (with more than 200,000 inhabitants) in Romania, including the capital city of Bucharest and the cities of Timisoara, Cluj-Napoca and Constanta. For its analog cable customers, UPC Romania offers a basic package of approximately 54 video channels (depending on location), which include Romanian terrestrial broadcast channels, selected European satellite programming and other programming. In the main cities, it also offers three premium channels (HBO Romania, Motors TV and Adult). UPC Romania also offers three packages of digital cable service to customers with up to 170 video channels (including the video channels in its analog service), depending on the package selected, and with 18 radio channels. UPC Romania also offers four packages of digital premium services with a total of 23 channels (HBO MaxPack, CineStar, Panonia and Passion). UPC Romania offers three tiers of broadband internet service, with download speeds ranging from two Mbps to 24 Mbps, and VoIP telephony services. UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to bundled services. In November 2010, UPC Romania launched an ultra high-speed internet service based on Euro DOCSIS 3.0 technology in the city of Cluj-Napoca, where subscribers may receive service with download speeds of either 60 or 100 Mbps. UPC Romania makes its digital video, broadband internet and fixed-line telephony services available to 83%, 79% and 76%, respectively, of its homes passed. Of UPC Romania’s total cable customers, 21.5% are double-play customers and 10.6% are triple-play customers. In addition, UPC Romania offers a wide range of voice, broadband internet and data services to business and SOHO customers.

•

Slovakia. UPC Slovakia operations are located in seven regions in Slovakia, including the five largest cities of Bratislava, Košice, Prešov, Banská Bystrica and Žilina. UPC Slovakia offers its analog cable subscribers two tiers of analog service and its MMDS subscribers a basic tier of service. Its lower tier, the lifeline package, includes six to 11 video channels and up to 11 radio channels. Of UPC Slovakia’s analog cable subscribers, approximately 37% subscribe to the lifeline analog service. UPC Slovakia’s most popular tier, the basic package, includes 24 to 50 video channels, which generally offer all Slovakian terrestrial, cable and local channels, selected European satellite and other programming, and 11 radio channels. Its MMDS service has 12 video channels. For an additional monthly charge, UPC Slovakia offers an HBO premium service. For its digital cable subscribers, UPC Slovakia offers two packages of digital programming service with up to 76 video channels (including the video channels in its analog service), depending on the package selected, and with 15 radio channels. In addition, seven channel packages with up to 35 premium channels are available, including German and Hungarian programs. UPC Slovakia offers five tiers of broadband internet service with download speeds ranging from two Mbps to an ultra high-speed internet service of up to 120 Mbps based on Euro DOCSIS 3.0 technology. Its ultra high-speed internet service is available to 76% of its two-way homes passed. UPC Slovakia also offers VoIP multi-featured telephony services. UPC Slovakia makes its digital video, broadband internet and fixed-line telephony services available to 86%, 82% and 82%, respectively, of its homes passed. Of UPC Slovakia’s total cable customers, 13.6% are double-play customers and 12.6% are triple-play customers. In addition, UPC Slovakia offers broadband internet and data services to SOHO customers in its service areas.

•

UPC DTH. UPC DTH provides DTH services in the countries of Czech Republic, Hungary and Slovakia and manages the Romania DTH provider FocusSat Romania Srl (FocusSat), a subsidiary of Liberty Global Europe. UPC DTH and FocusSat together provide DTH services to over 500,000 customers. UPC DTH offers directly or through FocusSat a basic tier, plus extended tier and premium channel options, as well as over 50 free-to-air (FTA) television and radio channels. Depending on the broadcast rights for a subscriber’s location, a subscriber may receive from 47 to 62 channels for basic service and, for an additional monthly charge, a subscriber may upgrade to an extended basic tier package, plus various premium package options for specialty channels. UPC DTH offers its subscribers in the Czech Republic and Hungary seven such packages, in Slovakia five such packages and in Romania, through FocusSat, five such packages. Through these package offerings, a subscriber may receive up to 155 channels, covering a range of interests (such as movies, adventure, sports, adult and comedy). UPC DTH provides DTH services to 14.0% of our total video subscribers in Czech Republic, 24.6% of our total video subscribers in Hungary, 14.3% of our total video subscribers in Slovakia and, through FocusSat, 19.6% of our total video subscribers in Romania.

UPC DTH has entered into an agreement with Telenor Satellite Broadcasting for the lease of additional transponder space on the Thor 5 and Thor 6 satellites. The agreement will expire in 2018. Pursuant to an agreement expiring at the end of 2011, FocusSat has transponder space on these satellites as well. FocasSat intends to exercise its extension rights under such agreement by June 2011. As a result of these agreements, the UPC Broadband Division has centralized all of its DTH services on the Thor satellite system. During 2010, UPC DTH repositioned its customers’ satellite dishes in the Czech Republic, Hungary and Slovakia to the new satellites. With the repositioning, UPC DTH is able to offer additional SD services to all its customers and HD services to the customers in Hungary, Czech Republic and Slovakia.

Telenet (Belgium)

Liberty Global Europe’s operations in Belgium are operated by Telenet. We own 50.2% of Telenet’s outstanding ordinary shares. Telenet offers video, broadband internet and fixed and mobile telephony services in

Belgium, primarily to residential customers in the Flanders region, including Antwerp and Ghent and approximately one-third of the city of Brussels. Telenet makes all of these services, a quadruple-play, available to all of the homes passed by its cable network. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement), with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet makes its services available to all of the homes passed by the cable network owned by the PICs. Its cable networks and the PICs network are all upgraded to two-way capability and almost all of its cable homes passed are served by a network with a bandwidth of at least 550 MHz.

For its analog cable customers, Telenet offers a basic package of 24 video channels and 22 radio channels. For no additional fee, Telenet offers its digital cable subscribers a basic package of digital programming service with 70 video channels and 33 radio channels (including channels from the basic analog package). Such subscribers may also subscribe to up to eight additional packages of one to 14 channels of pay television programming based on interests. These packages include general entertainment, documentary, foreign language, kids, music, sports, adult and movies. The digital cable package includes an electronic programming guide, interactive services and the functionality for VoD service, including catch-up television. Also, a customer has the option to upgrade the digital box to one with DVR or HD DVR functionality for an incremental monthly charge. Telenet also offers HD boxes and 16 HD channels, depending on the package selected and the region. Of Telenet’s basic cable television subscribers, 55% have upgraded from analog to digital television. In December 2010, Telenet launched a multimedia platform branded “Yelo”. Yelo allows Telenet’s digital video customers to view programs remotely on an iPad or iPhone mobile digital device .

Telenet offers six tiers of broadband internet service with download speeds ranging from four Mbps to 100 Mbps. In February 2010, Telenet launched ultra high-speed internet services based on Euro DOCSIS 3.0 technology. This service is available to all of the homes passed by Telenet’s cable network. Telenet offers digital telephony services through VoIP, including value-added services. In addition, Telenet offers, individually and as a bundle, fixed-line telephony services over its network and mobile telephony services as a mobile virtual network operator reselling leased network capacity under the “Telenet Mobile” brand name. Of Telenet’s total customers (excluding mobile customers), 26.5% are double-play customers and 31.6% are triple-play customers.

Telenet also offers a range of data, broadband internet and telephony services to SOHO and business customers throughout Belgium and parts of Luxembourg under the brand “Telenet Solutions”.

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

Chellomedia

Liberty Global Europe’s Chellomedia Division provides interactive digital products and services, produces and markets 44 thematic channels, operates a digital media center and manages our investments in various businesses in Europe. Below is a description of the business unit operations of our Chellomedia Division:

•	Chello Programming.

Chello Zone. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels in over 100 countries and in 24 languages. Chellomedia owns five of these channels and the rest are held by joint ventures with unrelated third parties, such as CBS Studios International and Scripps Networks Interactive Inc. These channels target the following genres: extreme sports and lifestyles (the Extreme Sports Channel and Outdoor), horror films (Horror Channel), real life stories (Zone Reality and CBS Reality), women’s information and entertainment and drama (Zone Romantica and CBS Drama), action (CBS Action), science fiction and fantasy (Zone Fantasy), cooking (Food Network and Fine Living Network) and children’s pre-school (Jim Jam). In addition, Chellomedia has a channel representation business, which represents both wholly-owned and third-party channels across Europe.

Chello Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in the Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football (soccer) oriented. These exclusive pay television rights expire at various dates in 2012 and 2013. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014. It also distributes Weer & Verkeer (Weather & Traffic Channel) to cable networks and satellite operators.

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

Chello Central Europe. Chellomedia owns the thematic channels Filmmuzeum (a Hungarian library film channel), TV Paprika (a cooking channel), Deko (a home and lifestyle channel), Spektrum (a documentary channel), Zone Club CCE (women’s information and entertainment), Zone Europa CCE (art house basic movies), Zone Romantica CCE (entertainment) and sports channels Sport1, Sport2 and the Hungarian channel Sport M. The programming on the sport channels varies by country, but is predominately football (soccer) oriented. Sport1 and Minimax are distributed to the UPC Broadband Division and other broadband operators principally in Hungary, Czech Republic, Slovakia and Romania. Filmmuzeum and Sport M are distributed to the UPC Broadband Division and other broadband operators in Hungary. In addition, Sport M is distributed in Romania, Slovakia and Serbia. TV Paprika, Sport2, Deko and Spektrum are distributed to the UPC Broadband Division and other broadband operators in Hungary, Czech Republic and Slovakia. TV Paprika is also distributed in Romania and Moldova. Zone Club CCE, Zone Europa CCE and Zone Romantica CCE are distributed in Poland and, except for Zone Europa CCE, in Hungary in addition to the distribution of such channels in other countries by our Chello Zone business unit. Chellomedia also operates At Media Sp. z o.o, an advertising sales representation business in Poland, the Czech Republic and Hungary.

Chello Multicanal. Through its subsidiary Multicanal Iberia S.L.U. (Multicanal), Chellomedia owns or manages a suite of 18 thematic channels carried on a number of major pay television platforms in Spain, Portugal and Portuguese speaking countries in Africa. Multicanal has 12 wholly-owned thematic channels (such as Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa), two joint venture channels with A&E Television Networks (Canal de Historia and The Biography Channel), and four joint venture channels for Portuguese speaking territories with Servicos de Telecomunicacóes e Multimédia SGPS SA doing business as Zon Multimédia (Canal Hollywood, Panda, Panda Biggs and Mov).

•

Chello On Demand (Transactional Television). Chello On Demand aggregates and delivers entertainment content into VoD offers (transactional and subscription based) for the UPC Broadband Division and other broadband operators. This service offers movies, international comedy and drama, documentaries, children’s entertainment and local content on the subscriber’s request. Chello On Demand offers VoD services in Austria, Hungary, the Netherlands, Poland and Switzerland.

•

Investments. Chellomedia is an investor in various ventures for the development of country-specific Pan European programming, including a 50.05% interest in The MGM Channel Central Europe, a 20% interest in Disney XD Poland, a 50% interest in Weer & Verkeer (Weather & Traffic Channel), a 38.6% interest in City Channel (distributed in Ireland) and a 25% interest in Shorts HD and Shorts TV channels. Chellomedia also owns minority non-controlling interests in Canal+ Cyfrowy Sp zoo, a DTH platform in Poland, in O3B Networks Limited, a development stage company that plans to operate a satellite-based data backhaul business across the developing world (predominately Africa), and in various entities developing technology relevant to our operations.

Asia/Pacific

Our operations in Australia are conducted primarily through Austar in which we own a 54.2% indirect majority ownership interest. Through February 17, 2010, we also had operations in Japan, conducted primarily through Super Media and its then subsidiary J:COM.

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

For the base level service, a DTH subscriber receives 50 channels, including 10 time shifted channels. Austar’s DTH service also offers over 130 premium channels, including 19 pay-per-view channels, interactive services and DVR functionality. Austar’s channel offerings include movies, sports, lifestyle programs, children’s programs, documentaries, drama and news. An NVoD pay-per-view service is comprised of 16 channels, dedicated to recently released movies. The interactive services include Sports Active, Weather Active and SKY News Active and 30 digital radio channels. In November 2009, Austar launched its HD television service. For an incremental monthly charge, subscribers may upgrade to Austar’s HD service and receive one or more of 13 HD channels, depending on the package selected, in addition to Austar’s other channel offerings and FTA television channels. Austar plans to launch two more HD channels in March 2011. In addition to residential subscribers, Austar also provides its television services to commercial premises, including hotels, retailers and licensed venues. Beginning in August 2010, Austar customers who have internet service may access programming from 38 channels to view on their computer at no additional cost.

Austar owns a 50% interest in XYZ Networks. XYZ Networks has an ownership interest in or distributes 17 channels, including five time shifted channels. Some of the channels are Discovery Channel, Nickelodeon, Nick Jr., arena, The LifeStyle Channel, LifeStyle Food, LifeStyle You, Channel [v], [V] Hits, MAX, Country Music Channel and The Weather Channel. The channels are distributed throughout Australia. Austar’s partner in XYZ Networks is Foxtel. Through agreements with XYZ Networks and other programmers, Austar has a number of long-term and key exclusive programming agreements for its regional territory expiring at various dates through 2020. In addition, Austar offers mobile telephony services through a reseller agreement.

Recently, certain areas in Australia that Austar is authorized to serve experienced significant flooding. Austar currently estimates that less than 10,000 of its subscribers were severely impacted by the flooding.

The Americas

Our operations in the Americas are conducted primarily through UPC Holding’s 80% owned subsidiary VTR in Chile and our wholly-owned subsidiary Liberty Puerto Rico. We also have a subsidiary in Argentina and a joint venture interest in MGM Networks Latin America, both of which offer programming content in the Americas. On January 20, 2010, UPC Holding’s partner in VTR, Cristalerías de Chile SA (Cristalerías), sold its 20% interest in VTR to Corp Rec SA (Corp Rec). In connection with such sale, Cristalerías’ put right and other agreements concerning VTR terminated and we entered into a shareholders’ agreement with our new partner in VTR, Corp Rec.

VTR

VTR provides video, broadband internet and fixed telephony services in 56 cities, including Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR is Chile’s largest multi-channel television provider in terms of the number of video cable subscribers, and a leading provider of broadband internet and residential telephony services. VTR’s cable network is 76% upgraded to two-way capability and 82% of cable homes passed are served by a network with a bandwidth of at least 750 MHz. VTR makes its digital video, broadband internet and fixed-line telephony services available to 88%, 76% and 75%, respectively, of its homes passed.

VTR’s analog service is offered only in areas where its digital service is not available. For its analog cable customers, VTR offers two tiers of analog programming service: an entry tier analog service with up to 47 video channels and a full tier analog service with up to 68 video channels. For an additional monthly charge, analog subscribers may receive up to 10 premium channels (sports, movies and adult). VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as football (soccer) matches and regional content. For its digital cable customers, VTR offers three digital cable packages. Its entry tier digital service includes 31 video channels. Its intermediate tier digital service includes up to 72 video channels (including channels in its entry tier analog service). For an additional monthly charge, a digital subscriber may upgrade to the full tier subscription with up to 96 video channels (including the channels in its full tier analog service). Each digital service also has 40 radio channels. A subscriber to the digital full tier may receive nine additional channels in HD, if the subscriber receives more than one service from VTR. Digital cable customers may also subscribe to one or more of 36 premium video channels, including up to 14 HD channels for an additional monthly charge. The premium channels include movies, sports, kids, international and adult channels. All digital cable packages include an electronic programming guide, the functionality for VoD service, including catch-up television and pay-per-view options. For an additional monthly charge, VTR offers digital boxes with DVR or HD DVR time-shifting functionality.

VTR offers four tiers of broadband internet services with download speeds ranging from one Mbps to 30 Mbps in 31 communities within Santiago and 35 communities outside Santiago. VTR also offers multi-feature telephony service over its cable network to customers in 31 communities within Santiago and 35 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location. Of VTR’s total customers, 21.9% are double-play customers and 42.8% are triple-play customers.

VTR offers its broadband communications services to SOHO customers in its core communities within Santiago and its core metropolitan networks outside of Santiago.

In September 2009, the Subsecretary of Telecommunications (SubTel), which regulates the telecommunications industry for the Ministry of Transportation and Telecommunications, awarded a wholly-owned subsidiary of VTR a mobile license for one of three blocks of 30 MHz in the 1700/2100 MHz frequency band following a public auction process. Pursuant to such award, VTR’s subsidiary purchased the license for CLP 1,669.0 million ($3.6 million) and delivered a CLP 35.6 billion ($76.1 million) performance bond to guarantee the timely completion of the minimum buildout of the project required as a condition to the license. Following satisfaction of this requirement, SubTel released VTR’s obligations under the performance bond in December 2010. VTR plans to use this mobile license to construct its own mobile network that will be used in combination with mobile virtual network operator arrangements to provide mobile voice and broadband products.

On February 27, 2010, certain areas served by VTR’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of destroyed homes, service has been restored to substantially all of the homes within VTR’s network footprint.

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

EU Communications Regulation

The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the EU Communications Regulatory Framework or Regulatory Framework). The key elements of the Regulatory Framework are various legal measures, which we refer to as the Directives, that require Member States to harmonize their laws, as well as certain regulations that have effect without any transposition into national law.

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

On December 18, 2009, the Official Journal of the EU published revisions to the Regulatory Framework. Such revisions must be transposed into the laws of the Member States before May 25, 2011. Although the changes to the

Regulatory Framework are limited, they will affect us. Some changes are administrative. For example, a new body of European regulators has been created. Some new powers, however, have been given to national regulators, such as the right to mandate access to ducts without finding operators or service providers to have “Significant Market Power” (defined below). This power, in particular, could require us to open our ducts to competitors and not allow us to make use of all capacity in our ducts for our own needs, or could mean we get access to ducts of third parties instead of building our own ducts. Also, there will be enhanced powers for Member States to impose transparency obligations and quality of service requirements on internet service providers (ISPs), which may restrict our flexibility in respect of our broadband services.

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

As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA) is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but on November 13, 2007, the EU Commission adopted a new recommendation reducing the list of markets to seven. Such markets are referred to as the predefined markets. The effect of such new recommendation is that those Member States who had not analyzed one of the deleted markets or who had analyzed such a market and found no Significant Market Power are no longer required to carry out any analysis in that market. Member States who have analyzed one of the deleted markets and found Significant Market Power will have to re-analyze that market and, if they still find Significant Market Power, notify the EU Commission of the finding of Significant Market Power outside the seven predefined markets. Pending such re-analysis, the prior finding of Significant Market Power will remain in effect until the end of its duration. This process of re-analysis is not yet complete across the Member States. There is no specific timetable for such re-analysis, although the EU Commission may pressure Member States if it sees them as being slow in performing market analyses.

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

Net Neutrality/Traffic Management. Other current regulatory debates at the EU and national level include net neutrality/traffic management, as well as responsibilities for ISPs on illegal content or activities on the internet. With respect to net neutrality/traffic management, the EU Commission is expected to give guidance to national regulators in 2011 as to how they should exercise their powers on transparency and quality of service for internet providers. We are unable to predict what affect these various debates will have on our European operations. It is possible, however, that new obligations will be imposed on us.

EU Broadcasting Law

Although the distribution of video channels by a cable operator is within the scope of the Regulatory Framework, the activities of a broadcaster are harmonized by other elements of EU law, in particular the Audiovisual Media Services Directive (AVMS). AVMS, which was published in its final form on March 10, 2010, replaced the pre-existing EU regime in this area. Generally, broadcasts originating in and intended for reception within an EU Member State must respect the laws of that Member State. Pursuant to AVMS, however, EU Member States are required to allow broadcast signals of broadcasters established in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of their home state. This is referred to as the country of origin principle. Under AVMS (a change from pre-existing rules), the country of origin principle applies also to non-linear services, such as VoD. Accordingly, we should be able, if we so elect, to offer our own VoD services across the European Economic Area based on the regulation of the country of origin. As a result, we could structure our business to have a single regulatory regime for all of our VoD service offered in Europe. In addition, when we offer third party VoD services on our network, it should be the business of the third party, in its capacity as provider of the services, and not us as the local distributor, that is regulated in respect of these services.

Although Member States should have transposed the requirements of AVMS into national law, not all have completed such transposition. It is not clear what practical effect this will have on our operations. Pending accurate transposition, there can be no assurance that the requirements on VoD will, in fact, operate in the manner described above in any individual Member State. As a result, we may face inconsistent and uncertain regulation of our VoD service in Europe.

In respect of channels originating in many European countries, The European Convention on Transfrontier Television extends the country of origin principle beyond the EU’s borders into certain other European territories into which we sell our channels, including Switzerland. The Convention is an instrument of the Council of Europe, with 47 member countries, including the 27 EU Member States, and is quite similar to the EU rules in effect before AVMS in its aims of free movement of channels, although it only achieves that with member countries that have ratified its text and not all have so ratified. The Council of Europe has considered modifying the Convention along the lines of AVMS but has not announced any such modifications or if any modifications will be made.

AVMS also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

Other European Level Regulation

In addition to the industry-specific regimes discussed above, our European operating companies must comply with both specific and general legislation concerning, among other matters, data protection, data retention and electronic commerce. Many of these regimes are, or will be, reviewed at the EU level.

Our European operating companies are also subject to both national and European level regulations on competition and on consumer protection, which are broadly harmonized at the EU level. For example, while our operating companies may offer their services in bundled packages in European markets, they are sometimes not permitted to make a subscription to one service, such as cable television, conditional upon a subscription to another service, such as telephony. They may also face restrictions on the degree to which they may discount certain products included in the bundled packages.

Currently the telecommunications equipment we provide our customers, such as digital set-top boxes, is not subject to regulation regarding energy consumption in the EU, except as discussed below. The EU Commission is, however, considering the need for mandatory requirements regarding energy consumption of such equipment. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. Finally, we are working with a large group of companies to promote the possibility of a voluntary agreement on set-top box power consumption as an alternative to regulation. Nevertheless, legislation in this area may be adopted in the near future and could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.

Pursuant to an EU regulation on standby power effective January 7, 2010, many devices are required to have either a low power standby mode or off mode unless it is inappropriate to have either such mode on the device. For this purpose, our set-top boxes and certain other equipment are equipped with an off switch.

Digital Dividend. Uses for the spectrum to be made available as part of the switch off of analog television is currently under review both at EU level and in the Member States. This spectrum, known as the “digital dividend”, is in the 700 – 862 MHz band. Whether this spectrum is available for uses other than broadcasting, such as long-term evolution mobile services, will be voted on by Member States in March 2011. Also, the terms under which this spectrum will become available will vary among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment which we deploy. As a result, we are taking steps to be part of the Member States’ long-term evolution mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialogues with equipment manufacturers and mobile operators to develop co-existing networks.

Germany

Germany has transposed the EU laws into national laws although under the German legal system competency is split between the Federal State (telecommunication law) and the German federal states (media law). The German Telecommunications Act broadly implemented the Regulatory Framework and covers the distribution of any signal by telecommunications networks encompassing television signals, internet data and telephony. The recent revisions to the Regulatory Framework must be transposed in Germany before June 19, 2011. Notwithstanding, Germany has various unusual features with respect to media regulation as described below. Moreover, the Federal Cartel Office, the national competition authority, plays an important role with respect to infrastructure and media regulation. The Federal Cartel Office has powers to address competition issues in all markets. Also, the German Federal Network Agency is responsible for the regulation of the German telecommunications market.

Regulation of the media falls within the legislative competence of the German federal states (Bundesländer). The media laws of all 16 federal states have been partially harmonized by the State Broadcasting Treaty

(Rundfunkstaatsvertrag). The State Broadcasting Treaty establishes the main framework of the German regulation of broadcast. Each German state has established its own independent regulatory body, the state media authority (Landesmedienanstalt). The state media authorities are primarily responsible for licensing and supervision of commercial broadcasters and the allocation of transmission capacities for radio and television channels. They are also in charge of the regulation of conditional access systems, interfaces, navigators and the bundling of programs.

The allocation and use of analog cable transmission capacities for both radio and television channels are governed by the “must carry” rules of the respective states. The allocation of digital transmission capacities for digital television and radio channels are, however, primarily governed by the “must carry” rules of the State Broadcasting Treaty. The media law in the states of North-Rhine-Westphalia and Hesse require Unitymedia to carry 25 and 31 analog channels, respectively, and also limits the possibility to convert these analog cable channels into digital channels.

The operation of conditional access systems for television services is governed by both the State Broadcasting Treaty and the German Telecommunications Act. Generally, operators must not unfairly obstruct or discriminate against broadcasters and other content providers through conditional access systems. Sky Deutschland AG (Sky Deutschland) made a claim against Unitymedia alleging discriminatory treatment as to the provision of bandwidth and conditional access services. The Federal Network Agency, however, rejected Sky Deutschland’s claim with respect to the bandwidth usage and it has not yet considered Sky Deutschland’s claim on conditional access service.

The Federal Cartel Office had initiated an abuse procedure against Unitymedia and other market participants with the intention to impose an obligation on them to implement a CI+ card slot in every set-top box provided to their respective customers. In 2010, the Federal Cartel Office put on hold this procedure due to the accelerated proliferation of television sets, which already include digital video broadcasting terrestrial tuners and CI+ card slots.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework. According to this electronic communications law, Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, should perform a market analysis to determine which, if any, operator or service provider has Significant Market Power. OPTA has completed its first and second round of market analysis and, in November 2010, commenced its third round of market analysis.

During 2008, OPTA conducted a second round analysis of certain markets to determine if any operator or service provider had Significant Market Power within the meaning of certain directives originally promulgated by the EU in 2008. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding UPC Netherlands, as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposed new obligations. The decision became effective on March 17, 2009. UPC Netherlands filed an appeal against the decision on April 15, 2009, with College van Beroep voor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court. Pending the outcome of this appeal, UPC Netherlands complied with the decision. On August 18, 2010, CBb annulled the decision, which lifted all imposed obligations. Consequently, OPTA withdrew the related implementation and tariff decision on resale of analog services and rejected pending dispute procedures.

OPTA’s market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market, became effective July 7, 2010. All providers of call termination on fixed and mobile networks in the Netherlands have been found to have Significant Market Power. As a result, UPC Netherlands is subject to obligations regarding access, transparency and tariff regulation. The decision requires UPC Netherlands to further reduce its fixed termination tariffs as of January 1, 2012. UPC Netherlands filed an appeal with CBb, which is still pending.

As part of OPTA’s third round of market analysis, UPC Netherlands, as well as other providers, received questionnaires regarding broadcast transmission services and, for the first time, regarding bundling of television services with other services, including broadband internet and telephony services. UPC Netherlands has completed the questionnaire and OPTA is expected to release a consultation paper in the first half of 2011.

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

Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications. Dominant providers have to grant access to third parties, including unbundled access to the local loop and, for four years from April 1, 2007, bitstream access. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom AG (Swisscom). Therefore, such unbundling obligations do not apply to Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.

In 2008, Swisscom announced its intention to roll out a national fiber-to-the-home network following the completion of its fiber-to-the-building and fiber-to-the-node networks (fiber-to-the-home/-building/-node is referred to herein as FTTx) in Switzerland. Whether this will require legislative action on regulating access to such new network by third parties is under discussion. In addition, several municipality-owned utility companies have announced or started to roll out local fiber networks, some in cooperation with Swisscom. Currently, the Swiss Competition Commission is reviewing the proposed cooperation agreements. As no general state aid regulation exists in Switzerland, such initiatives could only be deemed illegal if a clear case of cross subsidization could be made. Any such fiber roll out could lead to increased competition for Cablecom.

Under the Radio and Television Act and the corresponding ordinance, cable network operators are obliged to distribute certain programs that contribute in a particular manner to media diversity (must carry programs). The Federal government and the Federal Office of Communications can select up to 25 programs that have to be distributed in analog without the cable operator being entitled to compensation. Currently, 17 programs have must carry status.

Encryption of Cablecom’s digital offering and its exclusive offering of proprietary set-top boxes are permissible under the Radio and Television Act. There is, however, an initiative, adopted by the Swiss Parliament in June 2009, which demands (1) a ban on encryption of the digital basic offering or, alternatively, (2) the introduction of a conditional access module. In order to implement this initiative, the Federal Council has issued a draft for the necessary modification of the Radio and Television Act, according to which the Federal Council would be granted the power to impose an obligation to provide for a conditional access module. In December 2010, the Council of States rejected the proposed change in the law. The vote of the National Council will take place in early 2011. The amended Act will not, however, become effective before 2012. In 2010, Cablecom introduced its digicard, which should satisfy the alternative of offering a conditional access module.

Cablecom’s retail customer prices have been subject to review by the Swiss Price Regulator. Effective June 1, 2010, Cablecom entered into an agreement with the Swiss Price Regulator, which defines prices for analog and a basic digital offer until the end of 2012. Whether Cablecom will continue to be subject to price regulation going forward will depend on the assessment of its market position.

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

Although no determination has been made on whether Telenet has Significant Market Power on the market for call termination on individual mobile networks, its rates will be affected by rate limitations implemented by BIPT. In June 2010, BIPT imposed a steep rate reduction over the next two years resulting in (1) an initial 45% decline effective August 1, 2010, over the then average rate and (2) further declines to a rate in January 2013 that will be approximately 79% less than the average rate implemented on August 1, 2010. Also, BIPT indicated the rates of mobile operators, such as Telenet, using a host network to provide service may be capped by the termination rates of their host network.

In Belgium, both the BIPT and the regional media regulators (the Vlaamse Media Regulator for Flanders, Conseil Supérieur de l’Audiovisuel (Wallonia), and Medienrat (in the German speaking community)) have worked together in order to approve the wholesale broadband and broadcasting analysis.

In December 2010, the BIPT and the regional regulators for the telecommunications and media sectors published their respective draft decisions reflecting the results of their joint analysis of the retail television market in Belgium. In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions would impose regulatory obligations on both cable, based on the retail television market analysis, and the incumbent telecom operator, Belgacom, based on the wholesale broadband market analysis. For cable operators, the remedies in their respective footprints would include (1) an obligation to make a resale offer at “retail minus” of the cable analog package available to third party operators, (2) an obligation to grant third party operators access to the digital television platforms and (3) an obligation to make a resale offer at “retail minus” of broadband internet access available to beneficiaries of a resale television or digital television access obligation that wish to offer bundles to their customers. For Belgacom the remedies would include (1) an obligation to provide wholesale access to the local loop, (2) an obligation to provide wholesale internet access at bitstream level and (3) an obligation to provide wholesale multicast access for distribution of television channels. If these draft decisions are adopted and implemented in their current form, they would imply that access must be granted against a wholesale tariff, capped at the tariff computed on the basis of the “retail-minus” method. The “retail minus” method is calculated as the retail price for the offered service, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, costs for billing, franchise, consumer service, marketing, and sales).

The national and regional regulators are currently holding a public consultation on the proposed measures. The draft decisions are subject to a number of subsequent steps before becoming final, including coordination of the decisions between the national and federal regulators, non-binding advice by the Belgian Competition Council and subsequent binding input from the European Commission, as well as consultation with all market players, including Telenet. Telenet believes that there are serious grounds to challenge the findings of the regulators’ retail television market analysis and the resulting regulatory remedies. It cannot be excluded, however, that this process will eventually lead to one or more regulatory obligations being imposed upon Telenet. The draft decisions aim to, and in their potential application may, strengthen Telenet’s competitors by granting them access to Telenet’s network to offer competing products and services. In addition, any access granted to competitors could (1) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (2) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. It is presently unclear whether these draft decisions, or any variations thereof, will be adopted and implemented.

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

Broadly speaking, the regulatory framework in Australia distinguishes between the regulation of content services and the regulation of facilities used to transmit those services. The Australian Broadcasting Services Act 1992 (C’th) (BSA) regulates the ownership and operation of all categories of television and radio services in Australia and also aspects of internet and mobile content. The technical delivery of Austar internet and mobile services are separately licensed under the Radiocommunications Act 1992 (C’th) (Radiocommunications Act) or the Telecommunications Act 1997 (C’th) (Telecommunications Act), depending on the delivery technology utilized. Other legislation of key relevance to Austar is the Competition and Consumer Act 2010 (C’th) (formerly the Trade Practices Act 1974 (C’th), which incorporates a new national consumer protection law, the Privacy Act 1988 (C’th) and the Do Not Call Register Act 2006 (C’th).

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

Sports Rights Regulation — Anti-siphoning. The BSA prohibits subscription television broadcasting licensees from obtaining exclusive rights to certain events that the Australian Government considers should be freely available to the public. These events, which are specified on an “anti-siphoning list”, include a number of highly popular sporting events in Australia. The Australian Government revised the anti-siphoning scheme at the end of 2010 to consist of two lists, Tier A and Tier B. Tier A events are considered iconic, are relatively limited in number and must be broadcast live by FTA service providers on their primary, or core, channels. Tier B events may be broadcast on FTA service providers’ secondary or multi-channel live or on a delay of up to four hours. In addition, the revised scheme has removed several sporting events, which will allow subscription television operators, in addition to FTA networks, to bid for broadcast rights for these events. The Tier A and Tier B lists are expected to be further revised in 2011 to give subscription television operators more rights with respect to certain sporting events.

Digital Switchover. The Australian Government has confirmed that the switch off of analog broadcasting will be complete by the end of 2013. The Australian Government is implementing a staggered region by region approach to the analog switch off. Under this approach, Austar’s regional markets are being switched earlier than the metropolitan markets, starting in 2010 and finishing by the end of 2013. The switch off in two areas within Austar’s service area was successfully completed in 2010. Subscription television subscribers with access to digital FTA channels via Austar will be counted in the penetration of digital ready households. Austar has an agreement with the Australian Government that Austar’s hybrid satellite and digital FTA box will be presented as a valid option for consumers to convert to digital television in Austar’s service areas. FTA multi-channels will not be required to provide minimum levels of Australian content or caption a minimum number of hours until switch off is complete in 2013. The primary FTA channel provided by a FTA broadcaster must continue to comply with minimum Australian content and captioning requirements.

FTA Multi-channeling. Each FTA commercial network must provide an SD version of its primary, or core, analog channel, and is entitled to broadcast a second SD channel and one HD channel in the digital spectrum given to it by the Federal Government to support the digital switchover. The three major FTA commercial networks will be entitled to use their digital spectrum however they want once digital switchover is complete. The two national public broadcasters in Australia, the ABC and the SBS, currently broadcast four and three digital channels, respectively, and have no restrictions on the number of digital channels that they can broadcast.

Digital Dividend. Uses for the spectrum to be made available as part of the switch off of analog television is currently under review by the Australian Government. This spectrum, known as the “digital dividend”, is in the 700 MHz band. The Australian Government commenced a second stage of industry consultation addressing issues surrounding use of the digital dividend. Issues for discussion include the restacking of the current digital broadcasting service bands used by FTA broadcasters and potential uses for the spectrum, such as mobile and wireless broadband, additional FTA services and 3D television.

Foreign Media Ownership and Cross Media Ownership. Foreign media ownership rules in Australia have been relaxed, although media has been retained as a “sensitive” sector and foreign investment in the media sector remains subject to the approval of the Treasurer of the Commonwealth of Australia. Cross media ownership rules provide that an operator may own two of three types of media assets (newspapers, television and radio) in a market, subject to there being at least five commercial media groups in metropolitan markets and four commercial media groups in regional markets.

Energy Efficiency. Mandatory limits on the emission levels of basic set-top boxes (excluding DVRs) sold in Australia came into effect on December 1, 2008. Austar agreed with the Australian Government and Foxtel to implement a voluntary scheme (Code) to reduce the energy consumption of complex set-top boxes in the subscription television industry. The Code was signed by Austar and Foxtel in December 2009, and endorsed by the Australian Government. The Code will exempt Austar from mandatory energy regulation in the sector.

Communications. Prior to the Spectrum Sale, Austar held certain spectrum licenses issued under and regulated by the Radio Communications Act. Following the Spectrum Sale, a subsidiary of Austar continues to hold a carrier license issued under the Telecommunications Act. This license authorizes Austar to operate its trial Worldwide Interoperability for Microwave Access (WiMax) broadband network in radiofrequency spectrum that Austar has licensed from the Government-owned broadband company, NBN Co, until June 2011. The carrier license requires Austar’s compliance with a set of carrier obligations under the Telecommunications Act. Other Austar subsidiaries provide dial-up internet services, mobile telephony services, and broadband services operated as carriage service providers and are required to comply with certain aspects of Australian telecommunications legislation. These service providers must observe statutory obligations in relation to access, law enforcement and national security and interception, and must become members of the Telecommunications Industry Ombudsman scheme, which manages complaints.

National Broadband Network. In April 2009, the Australian Government announced that it would establish a new company, NBN Co, which will invest up to $41 billion over 10 years to build and operate a national broadband network (NBN). Under the plan, FTTx networks will be built to serve approximately 93% of homes and workplaces with speeds up to 1000 Mbps. Next generation wireless and satellite technologies will supplement the FTTx build in regional and remote areas of Australia with speeds from 12 Mbps. NBN Co has been established and will be wholly-owned by the Australian Government pending completion of the roll out of the NBN. Full privatization is expected five years after the build is complete. NBN Co will be wholesale only and operate on an open access basis. The Australian Government has embarked on legislative changes that will set out the governance arrangements for

NBN Co and will facilitate the roll out of FTTx networks, including requiring use of fiber optic technology in greenfield developments and improving access to existing infrastructure for roll out. On November 29, 2010, the Australian Government secured passage of the first of these legislative changes, a Competition and Consumer Safeguards Bill, which provides for the future separation of the wholesale and retail businesses of the incumbent telecommunications provider, Telstra Corporation Limited (Telstra), and defines the principles surrounding the progressive migration of Telstra’s customers onto the NBN. The remaining pieces of proposed legislation are an NBN Companies Bill, addressing the governance, ownership and operating arrangements for NBN Co, and an NBN Access Arrangements Bill, containing rules for the supply of NBN Co’s wholesale-only services. These Bills are scheduled to be debated by the legislature in February 2011.

The Americas

Chile

In addition to the regulations described below, VTR was subject to certain regulatory conditions as a result of its combination with Metrópolis Intercom SA in April 2005 until mid-2010. On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) stating that Liberty Media’s acquisition of the DirecTV interest would violate one of the regulatory conditions imposed by the Chilean Antitrust Court on VTR’s 2005 combination with Metrópolis Intercom SA prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses through April 2010. On March 19, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, the chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleged that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requested the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. Although Liberty Media no longer owns an interest in DirecTV and Mr. Malone’s voting interest in DirecTV has been reduced to less than 5%, the matter is still pending. We do not expect the ultimate resolution of this matter to have a material impact on our operations.

Video. Cable television services are regulated in Chile by the Ministry of Transportation and Telecommunications (the Ministry). VTR has permits to provide wireline cable television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile. Wireline cable television permits are granted for an indefinite term and are non-exclusive. As a result, more than one operator may be in the same geographic area. As these permits do not use the radio-electric spectrum, they are granted without ongoing duties or royalties. Wireless cable television services are also regulated by the Ministry and similar permits are granted for these services. Wireless cable permits have a 10-year term and are renewable for additional 10-year terms at the request of the permit holder.

With respect to digital terrestrial television (DTT) services, the Chilean Government adopted the Integrated Services Digital Broadcasting — Terrestrial (ISDB-T) standard in September 2009. Prior to such action, in November 2008, the Chilean Government introduced two bills related to DTT regarding stricter content standards and new rules for granting and operating DTT concessions (among other matters), which are still pending. Must carry and retransmission consent obligations have been added to these bills. We are currently unable to predict the outcome of this matter or its impact on VTR.

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

Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. Certain broadcasters, however, have filed lawsuits against VTR claiming that by retransmitting their signals VTR has breached either their intellectual property rights or the Chilean antitrust laws. These lawsuits are still pending, with decisions expected in 2011.

Internet. Internet services are considered complementary telecommunication services and, therefore, do not require concessions, permits, or licenses. Pursuant to a condition imposed on VTR as a result of its combination with Metrópolis Intercom SA, VTR offers its broadband capacity for resale of internet services on a wholesale basis. After a three-year long discussion, Chilean Law on Intellectual Property was amended in May 2010. The amendment included a new chapter limiting the liability of ISPs for copyright infringements over their networks, provided the ISPs fulfill certain conditions, which vary depending on the service provided. In general, the limitation of liability of ISPs will require the ISPs to fulfill the following conditions: (1) establish public and general terms upon which the ISP may exercise its right to terminate its agreements with content providers that are judicially qualified as repeat offenders against intellectual property rights protected by law; (2) not interfere with the technological measures of protection and rights management of protected works; and (3) not generate nor select the content or its addressees. Since its enactment in May 2010, these rules apply without prejudice to the application of the general civil rules of liability.

In order to protect the constitutional rights of privacy and safety of communications, ISPs are prohibited from undertaking surveillance measures over data content on their networks. Also, special summary proceedings have been created in order to safeguard intellectual property rights against violations committed through networks or digital systems. These proceedings include measures designed to withdraw, disqualify or block infringing content in the ISP’s network or systems. The law also provides for the right of intellectual property owners to judicially request from ISPs the delivery of necessary information to identify the provider of infringing content.

On June 13, 2010, the Chilean Senate approved a Bill on Net Neutrality, which became effective in August 2010. This Bill prohibits “arbitrary blockings” and the provision of differentiated service conditions according to the origin or ownership of the content or service provided through the internet. The Bill authorizes ISPs to take measures to ensure the privacy of their users, virus protection and safety of the net, as long as these measures do not entail traffic shaping with anticompetitive means. Certain consumer information obligations related to the characteristics of each internet access plan and the traffic management policies applied by each ISP are expected to be imposed on ISPs during the first quarter of 2011.

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

In January 2008, the Ministry requested the Chilean Antitrust Tribunal to review the telephony market. In January 2009, the Antitrust Tribunal concluded that, although the local service telephony market cannot be characterized as competitive, it has enhanced its level of competition since it was reviewed in 2003. As a result, the Antitrust Tribunal determined that incumbent local telephone operators will no longer be subject to price regulation for most services at a retail level. The Antitrust Tribunal recommended that the Ministry, for the incumbent operators only, take measures avoiding fixed/mobile bundles and differential prices for on net and off net traffic. The Antitrust Tribunal also recommended that the Ministry set forth rules, for all operators, forbidding tied sales of telecommunication services included in a bundle, and imposing effective network unbundling and number portability. The Antitrust Tribunal also declared some ancillary services and network unbundling services to be subject to price regulation for all companies, including VTR.

Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities, which establish the maximum rates that may be charged by each operator for each type of service. This rate regulation is applicable to incumbent operators and all local and mobile telephony companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis and are effective for five years. VTR’s current interconnection and unbundling rates are effective until June 2012.

In August 2009, SubTel started a new tariff process on VTR related to certain ancillary telephone services (provided to end users) and additional network unbundling services (bitstream). The final tariff decree is still pending and we expect it will be delivered during the first half of 2011.

During 2009, SubTel awarded a wholly-owned subsidiary of VTR a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band. The license has a 30-year renewable term.

In April 2007, a bill regarding Telecommunications Antennas Towers was introduced in the Chilean House of Representatives. It includes stricter restrictions on the construction of new telecommunications towers, including (1) the requirement to obtain prior authorization from local authorities and certain neighbors (as defined) to build antennas in new sites and (2) prohibiting the placement of antennas in sites smaller than 400 square meters. The bill also includes provisions about co-localization of telecommunications antennas. A strong opposition to this Bill has been raised by the incumbent mobile operators on constitutional grounds. The government’s position about co-localization is unclear. Based on public statements by Ministry officials, we expect this Bill to be approved by the House of Representatives during 2011.

Rate Adjustments. With respect to VTR’s ability to increase the price of its different telecommunication services to its subscribers, the General Consumer Protection Laws contain provisions that may be interpreted by the National Consumer’s Service (Sernac) to require that any increase in rates — over the inflation rate — to existing subscribers must be previously accepted and agreed to by those subscribers, impairing VTR’s capacity to rationalize its pricing policy over current customers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing its subscriber rates in compliance with applicable laws.

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

Competition

The markets for video, broadband internet and telephony services, and for video programming, are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face increased competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the EU. The percentage information in this section is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for the various countries in Europe is based on information from the subscription based website DataXis for the third quarter of 2010. For Chile, the percentage information is based on information from DataXis for the third quarter of 2010 and information provided by SubTel as of September 30, 2010. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet and telephony.

Broadband Communications

Video Distribution

Our businesses compete directly with a wide range of providers of news, information and entertainment programming to consumers. Depending upon the country and market, these may include: (1) traditional over-the-air broadcast television services; (2) DTH satellite service providers; (3) DTT broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting; (4) other cable operators in the same communities that we serve; (5) other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operators, offering (a) DTH satellite services, (b) internet protocol television (IPTV) through broadband internet connections using DSL, ADSL or very high-speed DSL technology (which we refer to as DSL-TV), or (c) IPTV over fiber optic lines of FTTx networks; (6) satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; (8) over-the-top video content providers utilizing our or our competitors’ high-speed internet connections; and (9) movie theaters, video stores, video websites and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

•

Europe. In the European countries in which we operate, over 90% of the households own at least one television set. Our principal competition in the provision of video services in our European markets has historically been from traditional FTA broadcasters; DTH satellite providers in many markets, such as Austria and Ireland where we compete with long-established satellite platforms; and cable operators in various markets where portions of our systems have been overbuilt. In some markets, mobile broadband is gaining in popularity and competition from SMATV or MMDS could be a factor. Also, as accessibility to video content on the internet increases, over-the-top viewing is becoming a competitive factor. Our operations in Hungary, Poland, Romania and Slovakia are significantly overbuilt by other cable operators. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development, and internal estimates, approximately 51%, 30% and 46%, respectively, of our operations in Hungary, Romania and Slovakia are overbuilt. In Poland, assuming the completion of the acquisition of Aster, approximately 36% of our operations are overbuilt. In all these areas competition is particularly intense.

Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies, aggressively priced services and exclusive channel offerings. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is fast becoming a significant part of the competitive environment. Also FTTx networks are becoming more prevalent and the number of providers of DTH satellite services has grown, particularly in the Central and Eastern European markets. Some competitors, such as British Sky Broadcasting Group plc in Ireland and Swisscom in Switzerland, have obtained long-term exclusive contracts for certain popular programs, which limits the opportunities for other providers, including our operations, to offer such channels. If exclusive channel offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.

Portions of our systems have been overbuilt by FTTx networks, primarily in the Czech Republic, Romania and Slovakia and to a lesser extent, in the Netherlands and Switzerland. Based on research of various telecommunication publications, including by the Organization for Economic Cooperation and Development, and internal estimates, approximately 48%, 40% and 67%, respectively, of our cable networks in the Czech Republic, Romania and Slovakia have been overbuilt by FTTx networks. Also, 11% of our footprint in the Netherlands and 8% of our footprint in Switzerland are overbuilt by FTTx networks. In addition, there is increasing willingness from government and quasi-government entities in Europe to invest in such networks, creating a new source of competition.

In most of our Central and Eastern European markets, we are also experiencing significant competition from Digi TV, the DTH platform of RCS & RDS S.A. (Digi TV), a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary, Romania and Slovakia. In the Czech Republic, CSLink, the brand name of Media Vision s.r.o., and in Slovakia, Skylink, a joint venture between Towercom, a.s. and Trade Tec, a.s., are also aggressive DTH competitors providing a substantial package of video content for a one-time upfront fee. The incumbent telecommunications operator in Romania also operates a competing DTH platform. UPC DTH offers advanced services and functionality, including DVR and premium content, to most of our Central and Eastern Europe markets. UPC DTH’s share of the subscription-based television market is 5% for Hungary, 7% for the Czech Republic, 3% for Slovakia, and through FocusSat, 3% for Romania.

In most of our European markets, competitive video services are now being offered by the incumbent telecommunications operator, whose video strategies include DSL-TV, DTH, DTT and IPTV over FTTx networks. The ability of incumbent operators to offer the so-called “triple-play” of video, broadband internet and telephony services is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT and DSL-TV video packages at a discount to the retail price of the comparable digital cable service and, in the case of DSL-TV, including DVRs as a standard feature.

To meet the challenges in this competitive environment, we tailor our packages in each country in line with one or more of three general strategies: channel offerings, recurring discounts for bundled services and loyalty contracts. Generally, discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, using advanced digital features such as VoD, HD, DVRs, catch-up television and offering attractive content packages and bundles of services at reasonable prices. HD and DVRs are an integral part of our digital services in all of our markets and VoD and catch-up television are an integral part of our digital services in most of our markets. In addition, from time to time, digital channel offerings are modified by our operations. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. We also continue to explore new technologies that will enhance our customers’ television experience. In this regard, we announced in May 2010, our plans to develop a multimedia home gateway in collaboration with Samsung Group, Intel Corporation, NDS Group Ltd. and Nagravision SA. As envisioned, this next generation internet protocol-based platform would be capable of distributing video, voice and data content throughout the home and to multiple devices, such as tablets and smartphones, certified by the Digital Living Network Alliance®, a collaborative organization on setting technology standards, and would provide customers with a seamless intuitive way to access their live, time-shifted, on-demand and web-based content on the television. The multimedia home gateway, which is still in development, is anticipated to be launched in the Netherlands in late 2011, with a phased expansion to other operations thereafter.

Germany. We are the largest cable television provider in the federal states of North Rhine-Westphalia and Hesse based on the number of video cable subscribers. Unitymedia’s video cable services are available to approximately 23% of the video households in Germany and it serves 12% of the total market. Unitymedia’s primary competition is from traditional FTA broadcast television services. Unitymedia also competes with the services of Sky Deutschland, which offers a digital premium subscription service to households that receive their basic television service via FTA, cable or other technologies. Sky Deutschland serves its subscribers through either its DTH system or the distribution networks of cable operators, including Unitymedia, and other network operators. Its DTH services include HD channels and DVR functionality. Of the video households in Germany, Sky Deutschland serves 7% of the total market with its DTH and cable services. Professional Operators compete with Unitymedia for housing association contracts. They typically procure the broadcast signals they distribute from Unitymedia or from DTH providers. Certain Professional Operators may also use such opportunities to build their own distribution networks or to install their own head-ends for receiving satellite signals. DSL-TV operators and other alternative distributors of television services are an increasing threat as well. The incumbent telecommunications operator, Deutsche Telekom, has approximately 1.1 million video subscribers in Germany, or 3% of the total television market, for its IPTV services and has announced plans to target a total of 5 million customers with its IPTV services by 2015. Other DSL companies also have IPTV offers or plan to launch these shortly. We also compete with the FTTx network of Net Cologne GmbH in Cologne and Bonn. In addition, there is a risk of competition for video services from commercial broadcasters and other content providers that currently pay Unitymedia fees for transmitting their signals, but may seek to diversify their distribution on alternative platforms such as DTT or over-the-top video through high-speed internet connections. To stay competitive, Unitymedia has enhanced its digital service with the rollout of DVR functionality in 2009, HD services in 2010 and starting in 2011, a digicard. It has also introduced new program options and promotion packages for bundle options from which subscribers can select various combinations of services to meet their needs. Unitymedia plans to launch VoD services in late 2011.

The Netherlands. We are the second largest cable television provider in the Netherlands based on the number of video cable subscribers. UPC Netherland’s video cable services are available to approximately 38% of the video households in the Netherlands and it serves 26% of the total market. Historically, satellite television has been the main source of competition for UPC Netherlands. Competition from the DTT and DSL-TV services offered by the incumbent telecommunications provider, Royal KPN NV (KPN), is also strong with KPN providing subscription video services to 16% of the total video households. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a DSL-TV service that includes VoD, an electronic program guide and DVR functionality. KPN continues to target our price sensitive analog and digital customers with discounted Digitenne offers and, to a lesser extent, DSL-TV video packages. In addition, the FTTx networks of Reggefiber TTH Company Ltd. (a partnership between Reggefiber BV and KPN) have become a serious competitive factor in a number of cities and future expansion of these networks is expected within our service area. KPN offers IPTV services over a portion of such FTTx network. With its nationwide telecommunications network and ability to offer bundled triple-play services, KPN is a significant competitor. To enhance its competitive position, UPC Netherlands offers VoD services, DVR functionality and HD set-top boxes to all UPC Netherlands digital cable customers. Such services allow UPC Netherlands subscribers to personalize their programming. Also, UPC Netherlands continues to improve the quality of its programming through the type of programs available and by increasing the number of HD channels. These enhancements, plus the variety of bundle options from which subscribers can select various combinations of services, including internet and telephony options, to meet their needs, allows UPC Netherlands to compete effectively.

Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and are the sole provider in substantially all of our network area. Cablecom’s video cable services are available to approximately 63% of the video households in Switzerland and it serves 47% of the total market. Due to a small program offering, competition from terrestrial television in Switzerland is limited, although DTT is now available in most parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Given technical improvements, such as the availability of smaller satellite antennae, as well as the continuous improvements of DTH offerings, increased competition is expected from the satellite television operators. Our main competitor is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL or FTTx networks to approximately 11% of all video households in Switzerland. Swisscom offers VoD services as well as DVR functionality and HD services and has exclusive rights to distribute certain programming. Swisscom also plans to further extend its FTTx network. Based on internal estimates, the Swisscom FTTx network reached 164,000 households in our network area at year-end 2010. To effectively compete, Cablecom offers DVR functionality, VoD, catch-up television and several HD channels. Cablecom has also expanded its program options and continues to market promotional packages for its bundled services, offering triple-play services for the price of two and double-play services at a discount.

Other Western Europe. In Austria, we are the largest cable television provider based on the number of video cable subscribers. UPC Austria’s video cable service is available to approximately 33% of the video households in Austria and it serves 15% of the total market. UPC Austria’s primary competition is from FTA television received via satellite. Approximately half of the Austrian video households receive only FTA television. Competition from the DSL-TV services provided by the incumbent telecommunications operator, Telekom Austria AG (Telekom Austria), and from DTH satellite services offered by Sky Deutschland also continue to increase. Telekom Austria offers its DSL-TV service, which includes advance features such as VoD, at a heavy discount to the video cable subscription price within the market. In addition, Telekom Austria is implementing a FTTx network on a trial basis in parts of our footprint. To stay competitive, UPC Austria offers HD DVR functionality and VoD service. Also, UPC Austria markets competitively priced bundles of services, which may include certain free services, depending on the bundle selected.

Based on the number of video cable subscribers, we are the largest cable operator in Ireland. UPC Ireland’s video cable service is available to approximately 56% of the video households in Ireland and it serves 31% of the total market. UPC Ireland’s primary competition for video customers is from British Sky Broadcasting Group plc, which provides DTH satellite services to 39% of the video households in Ireland. We also face potential competition from smaller video providers, including providers using FTTx networks. Although DTT is now available in most of Ireland, primarily through Ireland’s national public broadcaster, Raidió Teilifís Éireann, competition is limited due to its small programming offering. To stay competitive, UPC Ireland continues to expand its channel offerings, including additional HD channels, and its digital packages to include certain popular premium channels at no additional charge. It also markets a variety of bundle options from which subscribers can select various combinations of services to meet their needs.

Central and Eastern Europe. We are the largest cable television provider in Hungary based on the number of video cable subscribers. UPC Hungary’s video cable service is available to approximately 32% of the video households in Hungary and it serves 15% of the total market. Our subsidiary, UPC DTH, also provides satellite services in Hungary, in competition with other DTH providers. One of these, Digi TV, is an aggressive competitor. Digi TV’s DTH services can reach up to 100% of our DTH and cable service areas and it has overbuilt over half of UPC Hungary’s cable service areas with its own cable network. Digi TV is targeting UPC Hungary’s video cable subscribers and UPC DTH’s subscribers with low-priced triple-play packages. To meet the competition, UPC Hungary has an aggressive price plan and targeted bundle offers for the areas in which Digi TV is operating its cable service. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom Rt (Magyar Telekom), in which Deutsche Telekom has a majority stake. Magyar Telekom offers a DSL-TV service, including a VoD service, to internet subscribers of its ISP subsidiary and triple-play and, with mobile, quadruple-play packages, as well as a DTH service with bundled options. Both Magyar Telekom and Digi TV also provide IPTV services over FTTx networks. Magyar Telekom continues to expand its FTTx network, reaching approximately 135,000 homes in our network area by year-end 2010. To meet such competition, UPC Hungary offers a digital television platform with DVR functionality and HD and VoD services. Of the video households in Hungary, 9% subscribe to Digi TV’s DTH service, 6% subscribe to Digi TV’s cable service and 9% subscribe to Magyar Telekom’s DTH or DSL-TV service. UPC DTH serves 5% of the video households in Hungary with its DTH service.

As in Hungary, Digi TV is also an aggressive DTH competitor in Romania, Czech Republic and Slovakia. Digi TV provides DTH services to 12%, 6% and 17% of the video households in Romania, Czech Republic and Slovakia, , respectively. UPC DTH provides DTH services to 3%, 2% and 2% of the video households in Romania, Czech Republic and Slovakia, respectively. Of the video households in such countries, 12% in Romania, 12% in Czech Republic and 10% in Slovakia subscribe to our video cable service. Our cable services are available to the video households in each of these countries as follows: 27% in Romania, 31% in the Czech Republic and 22% in Slovakia. In Romania, competition also comes from DTH services offered by Rom Telecom SA, the incumbent telecommunications company, as well as other DTH providers and alternative distributors of television signals. Digi TV has also overbuilt portions of our cable network in Romania and, in 2010, launched a digital video service on its cable network to compete with UPC Romania’s services. Of the video households in Romania, 18% subscribe to Digi TV’s cable service. Digi TV also plans to overbuild our cable service area in Slovakia and offer a triple-play package of video, broadband internet and telephony services. In the Czech Republic, 3% of video households use the incumbent telephone company’s DSL-TV service. Also, several other operators provide DTH services and a number of local ISPs provide IPTV services over FTTx networks. Providers of IPTV services over FTTx networks can reach approximately 635,000 of the households passed by our cable network in the Czech Republic. In Slovakia, a number of ISPs make such services available to a majority of the homes passed by our cable networks. In particular, Slovak Telekom a.s., a subsidiary of Deutsche Telekom, and Orange Slovensko a.s., a subsidiary of France Telecom S.A., have overbuilt at least 50% of the homes passed by our cable network with their FTTx networks and offer triple-play packages through these networks. FTA broadcasters are also significant competitors in the Czech Republic and in Slovakia. In addition, over 95% of the Czech Republic can receive DTT services for free. This makes the market for television subscribers in the Czech Republic extremely competitive with price often the deciding factor. Pre-paid DTH services are also increasing in popularity in the Czech Republic and Slovakia. UPC DTH has launched a prepaid product in the Czech Republic and, through FocusSat, in Romania.

UPC Poland’s video cable services are available to approximately 14% of the video households in Poland and it serves 7% of the total market. In providing video services, UPC Poland competes primarily with four DTH service providers, including the incumbent telecommunications company, Telekomunikacja Polska SA (TPSA). TPSA also offers a mobile broadband service. The largest DTH provider, Cyfrowy Polsat SA, serves 23% of the video households in Poland. In addition, UPC Poland competes with other major cable operators with triple-play services, who have overbuilt portions of UPC Poland’s operations. In December 2010, UPC Poland announced that it has reached an agreement to acquire 100% of Aster, which provides cable services in areas adjacent to or overlapping UPC Poland’s service area.

In Central and Eastern Europe, competition from DTT providers has also increased significantly. Subscribers in these countries tend to be more price sensitive than in other European markets. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer a variety of bundled service packages and enhanced digital services, such as VoD and DVR, and channel offerings that include certain premium channels at no additional charge.

Belgium. Telenet is the sole provider of video cable services in its network area. Its video cable service is available to approximately 62% of the video households in Belgium and it serves 50% of the total market. It is the largest subscription television provider in Belgium based on the number of pay video subscribers. Telenet’s principal competitor is Belgacom, the incumbent telecommunications operator, which has interactive digital television, VoD and HD service as part of its video offer. Belgacom also offers double-play and triple-play packages, with its digital video service offered for free when a customer subscribes to two other services. Approximately 17% of total video households in Belgium subscribe to Belgacom’s DSL-TV services. Telenet also faces competition from M7 Group SA, branded TV Vlaanderen Digitaal, which is the largest DTH service provider in Telenet’s network area. Also, in 2010, Mobistar SA launched a new hybrid video service that combines DSL and DTH reception, which allows it to offer a quadruple-play bundle of video, broadband internet and fixed and mobile telephony. We believe that Telenet’s multimedia platform Yelo, together with its extensive cable network, the broad acceptance of its basic cable television services and its extensive additional features, such as HD and DVR functionality and VoD offerings, allow Telenet to compete effectively. Telenet also markets a variety of bundle options branded “Shakes” to meet the needs of its customers.

•	Asia/Pacific. Austar is the leading provider of subscription television services in substantially all of its broadcast areas, where its primary competitors are FTA broadcasters.

•

The Americas. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR’s video cable services are available to approximately 58% of the Chilean video households and it serves 20% of the total market. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Compañia de Telecomunicaciones de Chile SA using the brand name Movistar (Telefónica), Claro Chile S.A., a subsidiary of América Móvil, S.A.B. de C.V. (Claro), and DirecTV Chile. Telefónica offers double-play and triple-play packages using DTH for video and ADSL for internet and telephony. Claro is offering triple-play packages using DTH and, in certain areas of Santiago, through a hybrid fiber coaxial cable network. Claro is also expanding its hybrid fiber coaxial cable network in certain regional cities of Chile. Claro is an aggressive competitor targeting video subscribers, including VTR subscribers, with low price video packages. Other competition comes from video services offered by or over the networks of fixed-line telecommunications operators using DSL or ADSL technology. Of the Chilean video households, 7%, 6% and 4% subscribe to the DTH services of Telefónica, Claro and DirecTV Chile, respectively. To effectively compete, VTR makes VoD, catch-up television, DVR and HD services an integral part of its video packages. These enhancements, plus expanded program options and the marketing of a variety of bundle options, including internet and telephony, should also enhance VTR’s competitive position.

Internet

With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using DSL or FTTx, and wireless broadband internet services, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services offered to homes and businesses. As the technology develops, competition from wireless services using various advanced technologies may become significant. We are seeing intense competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier’s broadband wireless data network with varying speeds and pricing.

Our strategy is speed leadership and we seek to outperform on speed, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a bundled product offering and a range of value added services. In most of our operations we have launched new bundling strategies, including speeds of 25 Mbps or more at mass market price points and ultra high-speed internet with speeds of up to 128 Mbps to compete with FTTx initiatives. The focus is to launch high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low and medium-end of the internet market. By fully utilizing the technical capabilities of Euro DOCSIS 3.0 technology, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures on a national level.

•

Europe. Across Europe, our key competition in this product market is from the offering of broadband internet products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster fixed-line broadband offerings is further increasing the competitive pressure in this market. Wireless broadband services, however, are also taking a foothold in a number of countries using high-speed mobile networks and high-speed downlink packet access developments.

In Germany, the largest broadband internet service provider is Deutsche Telekom, which provides services to 44% of the broadband internet subscribers through its DSL network. Our next significant competitor is Vodafone Germany, a subsidiary of Vodafone Group Plc, which provides services to 15% of broadband internet subscribers. We also face increased competition from mobile broadband operators. Unitymedia serves 3% of the total broadband internet market in Germany. To effectively compete, Unitymedia launched its ultra high-speed internet services in 2010 and offers such services at attractive rates and through bundled offerings, including digital video and telephony services.

In the Netherlands, we face competition from KPN, the largest broadband internet provider, with 43% of the broadband internet market, the telecommunications company, Tele2 Netherlands Holding NV, and operators using the unbundled local loop. UPC Netherlands serves 14% of the total broadband internet market in the Netherlands. With its Euro DOCSIS 3.0 network providing ultra high-speed internet services, UPC Netherlands offers significantly faster speeds than its DSL competitors at competitive prices. It also includes its high-speed internet in bundle options with digital video and telephony.

In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 54% of all broadband internet customers. The next significant competitor is Sunrise Communications AG with 12% of broadband internet customers. Cablecom serves 18% of broadband internet subscribers. Cablecom seeks to distinguish itself through bundled offerings, including digital video and telephony services, and its ultra high-speed internet services.

UPC Austria’s largest competitor with respect to broadband internet services is the incumbent telecommunications company, Telekom Austria, with approximately 56% of the broadband internet subscribers in Austria. UPC Austria’s share of such market is 27%. The mobile broadband services of Telekom Austria are also a competitive factor. It is estimated that approximately 33% of broadband households in Austria use mobile broadband as their primary internet connection. Telekom Austria is the largest mobile broadband provider with 43% of the mobile broadband subscribers. In addition, UPC Austria faces competition from unbundled local loop access and other mobile broadband operators. As a result, the competition in the broadband internet market has increased significantly. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. To compete, UPC Austria has launched bundled offers specifically aimed at these market segments. UPC Austria uses its ultra high-speed internet services and triple-play bundling capabilities across all market segments to encourage customers from other providers to switch to UPC Austria’s services and to reduce churn in the existing customer base.

Mobile data card providers are gaining market share throughout Europe. For example, in Ireland, Telefónica O2 Ireland Limited, a leading mobile telephony provider, offers a range of mobile internet products at competitive prices. The trend towards mobile internet is visible throughout Europe, where market developments in Austria and Ireland (driven by “3”, a brand name of Hutchison 3G Austria GmbH and Hutchison 3G Ireland Ltd.) are most significant. Outside of mobile internet, UPC Ireland’s most significant competitor is the fixed-line incumbent, Eircom Limited, with 56% of the broadband internet market. UPC Ireland’s share of total broadband internet subscribers is 21%.

In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. FTTx networks are also being built. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom under the brand T:Home, Digi TV and Invitel Holdings A/S. In Poland, our principal competitors are TPSA and Netia SA. In addition, in these countries, as well as in our other Central and Eastern Europe operations, we face increased competition from mobile broadband operators. Intense competition coupled with challenging economics has caused existing low-end options to be more prominent in these markets. In all of our Central and Eastern European markets, except for Romania, we are using our ultra high-speed internet service to attract and retain customers. In November 2010, we launched an ultra high-speed internet service in Cluj-Napoca, Romania, as well.

In Belgium, internet access penetration is higher than in most European markets causing intense competition between the two primary broadband internet technologies, cable and DSL. Telenet’s primary competitor is the DSL service provider Belgacom and other DSL service providers. Approximately 48% of Belgium’s broadband internet subscribers use Belgacom’s DSL service with download speeds up to 30 Mbps. Also, mobile internet use is increasing. To compete, Telenet is expanding its internet product range through Euro DOCSIS 3.0 technology and currently provides customers who switch to one of its new high-speed products a Euro DOCSIS 3.0 modem free of charge. Such high speed products provide customers a wide range of applications, including Telenet’s multimedia platform Yelo, to meet their needs. Telenet’s high-speed internet service, coupled with product features, enhances its competitive position. Telenet provides broadband internet service to 37% of the broadband internet market in Belgium.

•

The Americas. In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Telefónica (under the brand name Movistar), Claro and CNT Telefónica del Sur S.A. (Telsur). VTR is experiencing increased pricing and download speed pressure from Telefónica, Claro and Telsur and more effective competition from these companies with the bundle of their internet service with other services. Mobile broadband competition has become stronger as well. In response to the availability of mobile data in Chile, VTR has more than doubled its internet speeds for customers as a differentiation strategy. VTR’s share of the residential high-speed (300 kbps and greater) broadband internet market in Chile is 41%, compared to 47% for Telefónica. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service.

Telephony

With respect to telephony services, our businesses continue to compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and long-standing customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTx-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. If competition in the telephony market continues to intensify, we may lose existing or potential subscribers to our competitors. We seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging. We also offer varying plans to meet customer needs and various bundle options with our digital video and internet services.

•

Europe. Across Europe our telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and new entrant VoIP operators offering service across broadband lines are also important in these markets. Generally, we expect telephony markets to remain extremely competitive.

Our telephony strategy in Europe is focused around value leadership, and we position our services as “anytime” or “any destination”. Our portfolio includes a basic telephony product for line rental (which includes unlimited network calling in some countries, like Romania) and, in most of our markets, unlimited national off peak calling branded “Freetime”, unlimited national 24/7 calling branded “Anytime” and minute packs, including calls to mobile phones. Our price plans also include unlimited international calls within the EU, in most of our markets. We also use our bundled offerings to help promote telephony services.

Deutsche Telekom is the dominant fixed-line telephony provider in Germany; however, competition from telephony services provided through alternative technologies and mobile telephony services has caused competition in the telephony market to be intense. As a result, customers are price sensitive. To address this competitive market, we use innovative bundling options to encourage customers to switch to Unitymedia services. In the Netherlands, KPN is the dominant telephony provider, but all of the large MSOs, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed-line telephony service provider followed by Sunrise Communications AG, which also offers carrier pre-select services. To meet the competition, Cablecom enhanced its portfolio with attractive bundle options. The market share of the fixed-line telephony market for Unitymedia is 2%, UPC Netherlands is 10% and Cablecom is 9%.

In Austria and in our Central and Eastern European markets, the incumbent telephone companies dominate the telephony market. Most of the fixed-line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select or wholesale line rental services. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with circuit-switched telephony services, VoIP over our cable network, and DSL technology service over an unbundled loop. In Hungary, we provide circuit-switched telephony services over our copper wire telephony network and VoIP telephony services over our cable network. We continue to gain market share with our VoIP telephony service offerings in almost all of our European markets and in some markets we have enhanced our telephony services through unlimited calling options.

In Belgium, Belgacom is the dominant telephony provider with 77% of the telephony market. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as the new “Free Phone Europe” flat fee plan offered in the “shake” bundles (free off-peak calls to fixed-lines in Belgium and 35 European countries). We also compete with mobile operators, including Belgacom, in the provision of telephony service in Belgium. Telenet’s share of the fixed-line telephony market is 18%.

•

The Americas. In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators. Telefónica has substantial experience in providing telephony services, resources to devote to the provision of telephony services and longstanding customer relationships. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. Also, use of mobile telephony is increasing and competitors are enhancing their competitive position by including mobile services in their bundle offers. Claro, Telefónica Moviles Chile SA and Entel PCS Telecomunicaciones SA are the primary companies that offer mobile telephony in Chile. VTR offers circuit-switched and VoIP telephony services over its cable network. Although mobile phone use has increased, VTR’s fixed-line telephony subscribers have continued to increase because of the flat fee offer by VTR. In the residential market, VTR’s share of the fixed-line telephony market in Chile is 30%.

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

Employees

As of December 31, 2010, we, including our consolidated subsidiaries, had an aggregate of approximately 20,000 employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.

Financial Information About Geographic Areas

Financial information related to the geographic areas in which we do business appears in note 19 to our consolidated financial statements included in Part II of this report.

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

Factors Relating to Competition and Technology

We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, broadband internet and telephony in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL technology, FTTx networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we may also face competition from over-the-top video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate. The incumbent telecommunication operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play and triple-play bundles of services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitor’s products and services and strengthened their competitive position. Developments in wireless technology, such as WiMax and long-term evolution (the next generation of ultra high-speed mobile data), may lead to additional competitive challenges.

In some European markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTx networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no government involvement.

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

We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition has resulted in increased customer churn, reductions of customer acquisition rates for some services and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or, in certain cases, maintain the revenue, average monthly subscription revenue per average RGU (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.

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

Our capital expenditures may not generate a positive return. The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks and to upgrade our networks to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed.

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

Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks. Sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.

Factors Relating to Overseas Operations and Foreign Regulation

Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks. Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	increases in taxes and governmental fees;

•	economic and political instability; and

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies.

Operational risks that we may experience in certain countries include disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.

We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2010, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2011, (1) approximately 1% to 3% of our revenue, (2) approximately 4% to 6% of our aggregate operating and selling, general and administrative (SG&A) expenses (exclusive of stock-based compensation expense) and (3) approximately 14% to 16% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe, Australia and Argentina and (b) euros in Switzerland, Hungary, Poland, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2011 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, euro, Swiss Franc, Chilean peso and Australian dollar to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2010. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements included in Part II of this report.

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

In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services to distribute their own services or resell our services to end customers, as recently proposed in Belgium. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.

Adverse changes in rules and regulations could:

•	impair our ability to use our bandwidth in ways that would generate maximum revenue and operating cash flow;

•	create a shortage of capacity on our network, which could limit the types and variety of services we seek to provide our customers;

•	strengthen our competitors by granting them access and lowering their costs to enter into our markets; and

•	have a significant adverse impact on our profitability.

Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and in certain countries have imposed access obligations. This has resulted, for example, in obligations of call termination in respect of our telephony business in Europe, video “must carry” obligations in many markets in which we operate, and a preliminary proposal in Belgium to require wholesale access to television and broadband services on cable networks.

When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or, in the case of the EU, European level), which can block, impose conditions on, or delay an acquisition; thus hampering our opportunities for growth.

New legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced. For example, in the EU a large element of regulation affecting our business derives from a number of Directives that are the basis of the regulatory regime concerning many of the services we offer across the EU. The various Directives require Member States to harmonize their laws on communications and cover such issues as access, user rights, privacy and competition. These Directives are reviewed by the EU from time to time and any changes to them could lead to substantial changes in the way in which our businesses are regulated and to which we would have to adapt. In addition, we are subject to review by competition authorities in certain countries concerning whether we exhibit significant market power. A finding of significant market power can result in our becoming subject to pricing, open access, unbundling and other requirements that could provide a more favorable operating environment for existing and potential competitors.

We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, primarily private equity funds. Even if we are successful in acquiring new businesses, the integration of such new businesses may present significant costs and challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating personnel, networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including, for example, the Unitymedia Acquisition completed in 2010.

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

We may have exposure to additional tax liabilities. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income based taxes in various jurisdictions. The ultimate outcome of the income tax and non-income based taxes may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which determination is made.

Although substantially all of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation. Our worldwide effective tax rate is reduced under a provision in U.S. tax law that defers the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation of assets currently held in foreign jurisdictions or recognition of foreign income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax may result in a higher effective tax rate for the company. This includes what is typically referred to as “Subpart F Income”, which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. While the company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate.

We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. For example, on October 20, 2010, the Hungarian government announced a new non-income tax on telecommunication companies applicable to our Hungarian operations that was established without any prior notice. Additionally, various income tax proposals in various countries, such as those relating to fundamental U.S. international tax reform, could result in changes to the existing tax laws on which our deferred taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such material changes could negatively impact our business.

Factors Relating to Certain Financial Matters

Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 19 to our consolidated financial statements included in Part II of this report). As a result, we are highly leveraged. At December 31, 2010, our outstanding consolidated debt and capital lease obligations was $22.5 billion, of which $631.7 million is due over the next 12 months and $21.1 billion is due in 2014 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions in 2010 and early 2011 that, among other matters, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political, economic and regulatory developments will impact the credit and equity markets we access and our future financial position.

Our ability to service or refinance our debt and to maintain compliance with the financial covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to partially repay or limit the borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2010, we purchased $890.9 million (including direct acquisition costs) of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.

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

In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.

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

Adverse economic developments could reduce subscriber spending for our video, internet and telephony services and reduce our rate of growth of subscriber additions. A substantial portion of our revenue is derived from residential subscribers who could be impacted by adverse economic developments. Accordingly, unfavorable economic developments could adversely impact our ability to increase, or in certain cases, maintain the revenue, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating subsidiaries. In addition, our operating results could be adversely affected by the sovereign debt crisis in Europe and related global economic conditions generally.

We may not freely access the cash of our operating companies. Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (1) our cash and cash equivalents and (2) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we also receive (1) proceeds in the form of distributions or loan repayments from our subsidiaries or affiliates, (2) proceeds upon the disposition of investments and other assets, (3) proceeds received in connection with the incurrence of debt or the issuance of equity securities and (4) proceeds received upon the exercise of stock options. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be limited due to tax considerations or the presence of noncontrolling interests. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to stockholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments. With respect to those companies in which we have less than a majority voting interest, we do not have sufficient voting control to cause those companies to pay dividends or make other payments or advances to any of their partners or stockholders, including us.

We are exposed to the risk of default by the counterparties to our financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our financial instruments, cash and cash equivalents and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2010, our exposure to credit risk included (1) derivative assets with a fair value of $861.3 million, (2) cash and cash equivalent and restricted cash balances of $3,893.5 million and (3) aggregate undrawn debt facilities of $1,451.1 million. While we currently have no specific concerns about the creditworthiness of any particular counterparty, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. It is not possible to predict whether recent improvements in the credit and equity markets will be sustained. In this regard, (1) additional financial institutions failures could (a) reduce amounts available under committed credit facilities, (b) adversely impact our ability to access cash deposited with any failed financial institution and (c) cause a default under one or more derivative contracts, and (2) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.

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

We may not report net earnings. We reported losses from continuing operations of $876.0 million, $62.0 million and $763.6 million during 2010, 2009 and 2008, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or ever.

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

John C. Malone has significant voting power with respect to corporate matters considered by our stockholders. John C. Malone beneficially owns outstanding shares of our common stock representing 39.7% of our aggregate voting power as of February 17, 2011. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay, or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

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

•

requiring stockholder approval by holders of at least 80% of the voting power of our outstanding common stock or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets, or an amendment to our restated certificate of incorporation or bylaws; and

•

the existence of authorized and unissued stock, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our company.

Change in control provisions in our incentive plan and our convertible notes indentures may also discourage, delay, or prevent a change in control of our company, even if such change of control would be in the best interests of our stockholders.

Our ability to exercise control over certain of our subsidiaries may be, in some cases, dependent upon the consent and co-operation of other equity participants who are not under our control. At December 31, 2010, we had operations in 14 countries through our subsidiaries. Our ownership participation in each of these subsidiaries varies from market to market, and in certain countries we have agreements with minority shareholders, which provide these minority shareholders with different rights and the ability to block transactions or decisions that we would otherwise undertake. Our ability to withdraw funds, including dividends, from our participation in, and to exercise management control over, certain of these subsidiaries and investments depends on the consent of the other equity participants in these subsidiaries. Although the terms of our investments vary, our operations may be affected if disagreements develop with other equity participants in our subsidiaries. Failure to resolve such disputes could restrict payments to us and have an adverse effect on our business operations.

Item 1.B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

During 2010, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.

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

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals decision in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs’ conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear when the Court of Appeals in The Hague will render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. That decision has been delivered to the Court of Appeals. The Court of Appeals in Amsterdam is currently expected to render its decision with respect to the other defendants during the first quarter of 2011.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The capitalized terms used in PART II of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Market Information

We have three series of common stock, LGI Series A, Series B and Series C, that trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low
Year ended December 31, 2010
First quarter	$29.47	$21.82	$29.46	$21.89	$29.05	$21.76
Second quarter	$29.85	$22.78	$29.64	$23.41	$29.56	$22.57
Third quarter	$31.20	$25.18	$32.59	$26.20	$30.95	$25.13
Fourth quarter	$40.86	$30.42	$41.18	$30.92	$38.47	$30.19

Year ended December 31, 2009
First quarter	$19.79	$9.11	$21.58	$9.50	$18.35	$8.95
Second quarter	$18.66	$12.94	$18.02	$13.43	$18.30	$12.75
Third quarter	$25.27	$14.46	$25.29	$14.99	$25.06	$14.36
Fourth quarter	$23.84	$18.75	$23.56	$19.01	$23.71	$18.79

Holders

As of February 17, 2011, there were 2,119, 130 and 2,186 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each such institution as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2010:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2010 through
October 31, 2010	Series A:	237,329	Series A:	$33.20	Series A:	237,329
	Series C:	240,206	Series C:	$32.80	Series C:	240,206	(b	)
November 1, 2010 through
November 30, 2010	Series A:	58,127	Series A:	$38.73	Series A:	58,127
	Series C:	615,638	Series C:	$35.33	Series C:	615,638	(b	)
December 1, 2010 through
December 31, 2010	Series A:	—	Series A:	$—	Series A:	—
	Series C:	1,295,177	Series C:	$33.99	Series C:	1,295,177	(b	)
Total — October 1, 2010 through
December 31, 2010	Series A:	295,456	Series A:	$34.29	Series A:	295,456
	Series C:	2,151,021	Series C:	$34.24	Series C:	2,151,021	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	As of December 31, 2010, the remaining amount authorized under our most recent repurchase program was $109.7 million. Subsequent to December 31, 2010, our board of directors authorized a new program of up to $1.0 billion for the repurchase of Series A common stock, Series C common stock, securities convertible into such stock or any combination of the foregoing, through open market and privately negotiated transactions, which may include derivative transactions.

In addition to the shares listed in the table above, 37,286 shares of LGI Series A common stock and 37,244 shares of LGI Series C common stock were surrendered during the fourth quarter of 2010 by certain of our officers and employees to pay withholding taxes and other deductions in connection with the release of restrictions on restricted stock.

Stock Performance Graph

The following graph compares the percentage change from January 1, 2006 to December 31, 2010 in the cumulative total stockholder return (assuming reinvestment of dividends, as applicable) on LGI Series A common stock, LGI Series B common stock, LGI Series C common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The graph assumes that $100 was invested on January 1, 2006.

	As of December 31,
	2006	2007	2008	2009	2010
LGI Series A	$129.56	$174.18	$70.76	$97.29	$157.24
LGI Series B	$129.12	$172.37	$69.60	$96.57	$157.50
LGI Series C	$132.08	$172.59	$71.60	$103.11	$159.86
Nasdaq Telecommunications Index	$131.49	$116.96	$67.20	$100.77	$130.11
Nasdaq Composite Index	$109.84	$119.14	$57.41	$82.53	$97.95

Item 6.	SELECTED FINANCIAL DATA

The following tables present selected historical financial information of LGI and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. This information is only a summary, and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2010	2009	2008	2007	2006
	in millions
Summary Balance Sheet Data: (a)
Property and equipment, net	$11,112.3	$12,010.7	$12,035.4	$10,608.5	$8,136.9
Goodwill	$11,734.7	$13,353.8	$13,144.7	$12,626.8	$9,942.6
Total assets	$33,328.8	$39,899.9	$33,986.1	$32,618.6	$25,569.3
Debt and capital lease obligations, including current portion	$22,462.6	$25,852.6	$20,502.9	$18,353.4	$12,230.1
Total equity	$3,457.7	$6,497.1	$6,494.7	$8,282.1	$9,158.6

	Year ended December 31,
	2010	2009	2008	2007	2006
	in millions, except per share amounts
Summary Statement of Operations Data: (a)
Revenue	$9,016.9	$7,497.4	$7,635.6	$6,697.7	$4,551.0
Operating income	$1,495.2	$982.4	$824.5	$287.2	$73.2
Loss from continuing operations (b)	$(876.0)	$(62.0)	$(763.6)	$(396.2)	$(383.9)
Loss from continuing operations attributable to LGI stockholders	$(1,000.5)	$(257.2)	$(755.4)	$(488.1)	$(412.1)
Basic and diluted loss from continuing operations attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(3.96)	$(0.95)	$(2.39)	$(1.28)	$(0.94)

(a)	We acquired Unitymedia on January 28, 2010 and we sold the J:COM Disposal Group on February 18, 2010. Effective January 1, 2007, we began accounting for Telenet as a consolidated subsidiary. We also completed a number of other acquisitions during 2010, 2009, 2008, 2007 and 2006. For information concerning our acquisitions during the past three years, see note 4 to our consolidated financial statements.

(b)	Includes earnings (loss) from continuing operations attributable to noncontrolling interests of $124.5 million, $195.2 million, ($8.2 million), $91.9 million and $28.2 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2010, 2009 and 2008.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of December 31, 2010.

Overview

We are an international provider of video, broadband internet and telephony services with consolidated broadband communications and/or DTH operations at December 31, 2010 in 14 countries, primarily in Europe, Chile and Australia. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through VTR. Through Telenet, we provide broadband communications services in Belgium. Through Austar, we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

As further described in note 4 to our consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2010, 2009 and 2008 results of operations. The most significant of these transactions was the Unitymedia Acquisition on January 28, 2010 and the Interkabel Acquisition on October 1, 2008. We also completed a number of less significant acquisitions in Europe during 2010, 2009 and 2008. In addition, we closed down the DTH operations of Unitymedia’s arena segment effective September 30, 2010 and we sold (i) the J:COM Disposal Group on February 18, 2010 and (ii) UPC Slovenia on July 15, 2009. As further discussed in note 4 to our consolidated financial statements, our consolidated statements of operations and cash flows have been reclassified to present Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia. During the first quarter of 2010, we initiated the process of centralizing these DTH operations into a Luxembourg-based organization, which we refer to as “UPC DTH,” and began reporting UPC DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Under the previous management structure, these DTH operations were managed locally in the respective countries with support from the UPC Broadband Division’s central operations and, accordingly, were reported within the results of the UPC Broadband Division’s Central and Eastern Europe and central operations categories. As a result of this change in structure, the UPC DTH operating results that were previously reported within the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. In the below discussion and analysis, references to the financial amounts and operating statistics of the applicable individual countries within our Central and Eastern Europe reportable segment include the UPC DTH amounts that are associated with the subscribers that reside in the respective countries.

From a strategic perspective, we are seeking to build broadband communications and video programming businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 19 to our consolidated financial statements) and free cash flow (as defined below under Liquidity and Capital Resources — Consolidated Cash Flow Statements). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2010, we owned and operated networks that passed 31,192,700 homes and served 27,773,500 revenue generating units (RGUs), consisting of 16,755,700 video subscribers, 6,407,700 broadband internet subscribers and 4,610,100 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 6,597,900 RGUs during 2010. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 859,300 RGUs on an organic basis during 2010, as compared to 598,700 RGUs that were added on an organic basis during 2009. The organic RGU growth during 2010 is attributable to the growth of our (i) digital cable services, which added 1,123,500 RGUs, (ii) broadband internet services, which added 664,900 RGUs, (iii) telephony services, which added 544,200 RGUs and (iv) DTH video services, which added

58,300 RGUs. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by a decline in our analog cable RGUs of 1,521,100 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in subscription and overall revenue in both Austria and Romania during the fourth quarter of 2010, as compared to the fourth quarter of 2009;

(ii)	organic declines in subscription revenue from (a) video services in Romania and the Czech Republic, (b) broadband internet services in Austria and (c) telephony services in Switzerland during the fourth quarter of 2010, as compared to the fourth quarter of 2009;

(iii)	organic declines in video RGUs in Switzerland, the Netherlands, Belgium and Germany during the fourth quarter of 2010;

(iv)	organic declines in video RGUs in most of our markets during 2010;

(v)	an organic decline in total RGUs in Romania during 2010;

(vi)	organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the fourth quarter of 2010, as compared to the fourth quarter of 2009; and

(vii)	organic declines in overall ARPU in the Czech Republic and Austria during the fourth quarter of 2010, as compared to the fourth quarter of 2009.

In addition to competition, our operations are also subject to economic, political and regulatory risks that are outside of our control. For example, high levels of sovereign debt in certain European countries such as Ireland and Belgium could lead to austerity measures, currency instability and other outcomes that might adversely impact our operations.

On February 27, 2010, certain areas served by VTR’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by VTR’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of destroyed homes, service has been restored to substantially all of the homes within VTR’s network footprint. Although the direct financial impacts of the earthquake adversely affected VTR’s results of operations during the first quarter of 2010, VTR’s operations in subsequent periods have not been materially impacted by the earthquake.

Over the next few years, we believe that we will continue to be challenged to improve our organic revenue, RGU and operating cash flow growth rates as we expect that competition will remain strong and that certain of our markets will continue to mature. However, with advanced digital cable offerings and ultra high-speed broadband internet offerings available in most of our broadband communications markets, we believe that we are well positioned to meet the competition and that our digital video, internet and telephony products will continue to show growth. During this timeframe, we also plan to further improve our competitive position by, among other items, (i) introducing mobile products in (a) Chile through a combination of our own wireless network and mobile virtual network operator (MVNO) arrangements (the VTR mobile initiative) and (b) select markets within our UPC Broadband Division through MVNO arrangements and (ii) launching a next generation set-top box. While we expect that these new products and technologies will ultimately have a positive impact on our revenue and operating cash flow, we also expect that (i) we will experience increased capital expenditures associated with (a) the construction of our wireless network in Chile and (b) the deployment of our next generation set-top box and (ii) that our mobile product offerings in Chile and Europe will initially have a negative impact on our operating cash flow. Our expectations with respect to the items discussed in this paragraph are subject to competitive, economic, technological, political and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks and to upgrade our networks to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory or economic developments could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Liquidity and Capital Resources — Consolidated Cash Flow Statements below.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2010, 2009 and 2008 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during 2010 was to the euro as 56.4% of our U.S. dollar revenue during 2010 was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications and/or DTH services, including video, broadband internet and telephony services. Most segments also provide B2B services. At December 31, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in

Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 19 to our consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for (i) 2010, as compared to 2009 and (ii) 2008, as compared to 2009. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX and the impacts of acquisitions. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2010, 2009 and 2008 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, installation fees, advertising revenue, mobile telephony revenue, channel carriage fees, telephony interconnect fees, late fees and revenue earned from B2B services. Consistent with the presentation of our revenue categories in note 19 to our consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes. Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers. In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases. In this regard, (i) value added tax rates have increased (a) during 2010, in Romania and, to a lesser extent, in the Czech Republic, and (b) effective January 1, 2011, in Switzerland, Poland and Slovakia. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax that is applicable to our broadband communications operations in Hungary. For additional information regarding the new Hungarian tax, see Operating Expenses of our Reportable Segments — 2010 compared to 2009 below.

Revenue of our Reportable Segments

Revenue — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2010	2009	$	%	%
		in millions
UPC Broadband Division:
Germany	$1,146.6	$—	$1,146.6	N.M.	N.M
The Netherlands	1,156.8	1,139.7	17.1	1.5	6.6
Switzerland	1,076.8	1,020.6	56.2	5.5	1.3
Other Western Europe	820.3	835.3	(15.0)	(1.8)	3.2

Total Western Europe	4,200.5	2,995.6	1,204.9	40.2	5.1
Central and Eastern Europe	1,109.4	1,120.5	(11.1)	(1.0)	0.3
Central operations	0.7	1.2	(0.5)	(41.7)	(45.5)

Total UPC Broadband Division	5,310.6	4,117.3	1,193.3	29.0	3.8
Telenet (Belgium)	1,727.2	1,674.6	52.6	3.1	7.1
VTR (Chile)	798.2	700.8	97.4	13.9	4.1
Austar (Australia)	652.7	533.9	118.8	22.3	5.4
Corporate and other	608.6	548.9	59.7	10.9	9.7
Intersegment eliminations	(80.4)	(78.1)	(2.3)	(2.9)	(8.2)

Total	$9,016.9	$7,497.4	$1,519.5	20.3	5.0

N.M. — Not Meaningful.

Germany. The revenue increase for Germany during 2010, as compared to 2009, is entirely attributable to the January 28, 2010 Unitymedia Acquisition. Germany’s subscription revenue includes revenue from multi-year bulk agreements with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. These bulk agreements provide access to more than half of Germany’s analog cable subscribers. The 20 largest of these agreements accounted for an estimated 8% to 9% of Germany’s total revenue (including amounts billed directly by Germany to the building occupants for premium cable, internet and telephony services) during the period from January 28, 2010 to December 31, 2010. No assurance can be given that Germany’s bulk agreements with Professional Operators will be renewed or extended on financially equivalent terms or at all. Germany’s non-subscription revenue includes fees received for the carriage of channels on Germany’s analog and digital cable services. These fees, which represented approximately 8% of Germany’s total revenue during the period from January 28, 2010 to December 31, 2010, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2011 through 2013. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

The Netherlands. The Netherlands’ revenue increased $17.1 million or 1.5% during 2010 as compared to 2009. Excluding the effects of FX, the Netherlands’ revenue increased $75.4 million or 6.6%. This increase is primarily attributable to an increase in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue is attributable to (i) a higher average number of RGUs and (ii) higher ARPU. The increase in the average number of RGUs is attributable to the net effect of (i) increases in the average numbers of digital cable, broadband internet and telephony RGUs and (ii) a decline in the average number of analog cable RGUs. The decline in the Netherlands’ average number of analog cable RGUs led to a decline in the average number of total video RGUs in the Netherlands during 2010, as compared to 2009. This analog cable decline is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effect of significant competition from the incumbent telecommunications operator in the Netherlands. ARPU increased during 2010, as compared to 2009, as the positive impacts of (i) improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) January 2010 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products, were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) higher proportions of customers selecting lower-priced tiers of broadband internet service and (c) lower telephony call volumes for customers on usage-based calling plans. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in the Netherlands’ non-subscription revenue is largely attributable to increases in (i) B2B revenue, due primarily to growth in business broadband internet and telephony services, (ii) installation revenue and (iii) interconnect revenue.

Based on the most recent tariff regulations, fixed termination rates in the Netherlands are scheduled to decline significantly during the next two years. The associated declines in the Netherlands’ revenue are expected to be largely offset by corresponding decreases in the Netherlands’ interconnect expenses.

Switzerland. Switzerland’s revenue increased $56.2 million or 5.5% during 2010, as compared to 2009. Excluding the effects of FX, Switzerland’s revenue increased $13.1 million or 1.3%. This increase is primarily attributable to an increase in non-subscription revenue and, to a much lesser extent, an increase in subscription revenue. The increase in subscription revenue is primarily attributable to an increase in the average number of RGUs, as increases in the average numbers of digital cable, broadband internet and telephony RGUs were only partially offset by a decrease in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during 2010, as compared to 2009. This analog cable decline is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in Switzerland. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. ARPU remained relatively unchanged during 2010, as compared to 2009, due primarily to the net impact of (i) improvement in Switzerland’s RGU mix, attributable to higher proportions of digital cable and, to a lesser extent, broadband internet and telephony RGUs, (ii) the adverse effects of competition, including the impact of product bundling discounts, (iii) price increases implemented during the second half of 2010 for certain video services, (iv) increased revenue from digital cable customers selecting higher-priced tiers of service, (v) lower telephony call volumes for customers on usage-based calling plans and (vi) increases in the proportion of broadband internet subscribers selecting lower-priced tiers of service. The negative effect of the declines in ARPU from telephony and broadband internet services led to organic declines in Switzerland’s revenue from each of these services during 2010, as compared to 2009. The increase in Switzerland’s non-subscription revenue is primarily attributable to the net impact of (i) an increase in installation revenue, (ii) higher revenue from the sale of customer premise equipment, due largely to the second quarter 2010 introduction of “digicards”, which enable customers with “common interface plus” enabled televisions who subscribe, or otherwise have purchased access to, our digital cable service, to view our digital cable service without a set-top box, and (iii) a decline in B2B revenue. The decline in B2B revenue is due primarily to lower construction and equipment sales that were only partially offset by modest growth in business broadband internet and telephony services.

Other Western Europe. Other Western Europe’s revenue decreased $15.0 million or 1.8% during 2010, as compared to 2009. Excluding the effects of FX, Other Western Europe’s revenue increased $26.4 million or 3.2%. This increase is primarily attributable to an increase in subscription revenue that resulted from the net effect of (i) a higher average number of RGUs and (ii) lower ARPU. The increase in subscription revenue in Other Western Europe is attributable to the net impact of (i) an increase in subscription revenue in Ireland and (ii) a decrease in subscription revenue in Austria. The decrease in subscription revenue in Austria, which also led to a decline in overall revenue in Austria, is attributable to declines in revenue from broadband internet and, to a lesser extent, telephony services. The increase in Other Western Europe’s average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs led to a decline in the average number of total video RGUs in Other Western Europe during 2010, as compared to 2009. ARPU decreased in our Other Western Europe segment during 2010, due primarily to the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) fewer subscriptions to premium digital products and services, (iii) higher proportions of subscribers selecting lower-priced tiers of analog cable services, (iv) lower telephony call volumes for customers on usage-based calling plans and, in Austria, higher proportions of customers selecting such usage-based calling plans and (v) higher proportions of customers selecting lower-priced tiers of broadband internet services. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs and (ii) rate increases for certain video, broadband internet and telephony services. Other Western Europe’s non-subscription revenue increased during 2010, due primarily to an increase in B2B revenue, including the positive impact of a first quarter 2010 settlement with the incumbent telecommunications operator in Austria.

Central and Eastern Europe. Central and Eastern Europe’s revenue decreased $11.1 million or 1.0% during 2010, as compared to 2009. This decrease is net of a $0.5 million increase attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Central and Eastern Europe’s revenue increased $3.2 million or 0.3%. This increase is attributable to the net impact of (i) an increase in non-subscription revenue and (ii) a decrease in subscription revenue. The decrease in subscription revenue during 2010 is attributable to the net effect of (i) lower ARPU and (ii) a higher average number of RGUs. ARPU decreased in our Central and Eastern Europe segment during 2010, as compared to 2009, due primarily to the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) higher proportions of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog cable revenue from premium video services and products, (iv) lower telephony call volumes for customers on usage-based calling plans and (v) lower digital cable revenue from premium video services and products. These negative factors were partially offset by the positive impacts of (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs and (ii) a June 2010 price increase for certain digital cable services in Poland. The increase in Central and Eastern Europe’s average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet, telephony and, to a lesser extent, DTH video RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in each country within our Central and Eastern Europe segment during 2010, as compared to 2009. Non-subscription revenue in our Central and Eastern Europe segment increased during 2010, as increases in (i) interconnect revenue, primarily in Poland, and (ii) revenue from B2B services in Hungary, Poland and the Czech Republic were only partially offset by a decrease in revenue from B2B services in Romania.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Hungary and Romania. In response to the competition in Hungary and Romania, we have implemented aggressive pricing and marketing strategies. In Hungary, competition, including competition from a competitor that, as of December 31, 2010, has overbuilt more than half of our broadband communications network, has contributed to declines during the fourth quarter of 2010 in (i) video, broadband internet, telephony and overall revenue, and (ii) ARPU, each as compared to the corresponding fourth quarter 2009 amount. In Romania, competition contributed to organic declines in broadband internet and telephony RGUs during the fourth quarter of 2010. Despite the fact that we have increased our subscriber retention efforts in Romania, we believe that competitive and regulatory factors will continue to adversely impact our ability to retain analog cable customers in Romania. Competition also has impacted the Czech Republic and Slovakia, as lower average numbers of video RGUs led to organic declines in revenue from video services and total subscription revenue in each of these countries during the fourth quarter of 2010, as compared to the fourth quarter of 2009. Additionally, in Poland and Slovakia, our competitors include DTH operators and other cable operators that have overbuilt or plan to overbuild significant portions of our broadband communications network. We expect that we will continue to experience significant competition in future periods in our Central and Eastern Europe segment.

Telenet (Belgium). Telenet’s revenue increased $52.6 million or 3.1% during 2010 as compared to 2009. This increase includes $24.2 million attributable to the impact of acquisitions. Excluding the effects of the acquisitions and FX, Telenet’s revenue increased $118.6 million or 7.1%. This increase is primarily attributable to an increase in subscription revenue that resulted from (i) an increase in ARPU and (ii) a higher average number of RGUs. ARPU increased as the positive impacts of (i) improvements in Telenet’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) increases in revenue from premium digital cable services and (iii) February 2009 and 2010 price increases for certain analog and digital cable services and a March 2009 price increase for telephony services were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) increases in the proportion of customers selecting lower-priced tiers of broadband internet service and (c) lower telephony call volumes for customers on usage-based plans. The increase in the average number of RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2010 as compared to 2009. This analog cable decline is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, including significant competition from the incumbent telecommunications operator in Belgium. We expect that Telenet will continue to face significant competition from the incumbent telecommunications operator in future periods. Telenet’s non-subscription revenue increased during 2010 as compared to 2009, due primarily to a $29.0 million increase in mobile telephony revenue that was only partially offset by (i) a decrease in installation revenue, primarily attributable to increased discounting and a lower number of RGU additions, (ii) lower sales of mobile handsets and digital set-top boxes, (iii) lower revenue from contract termination billings and (iv) a decrease in third-party commissions earned by Telenet’s mobile telephony retail operations. An increase in interconnect revenue and other individually insignificant changes in non-subscription revenue also contributed to the increase.

Based on the most recent tariff regulations, mobile termination rates in Belgium are scheduled to decline significantly during the next two years. The associated declines in Telenet’s revenue are expected to be largely offset by corresponding decreases in Telenet’s interconnect expenses.

For information concerning the potential adverse impacts on ARPU and revenue from video services as a result of regulatory developments in Belgium, see note 18 to our consolidated financial statements.

VTR (Chile). As further described in Overview above, the direct financial impacts of the February 27, 2010 earthquake in Chile adversely impacted VTR’s revenue, RGU base and ARPU during the first quarter of 2010. VTR’s revenue increased $97.4 million or 13.9% during 2010 as compared to 2009. Excluding the effects of FX, VTR’s revenue increased $29.1 million or 4.1%. This increase is attributable to an increase in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue during 2010 is primarily attributable to a higher average numbers of RGUs, as increases in the average numbers of digital cable, broadband internet and telephony RGUs were only partially offset by a decline in the average number of analog cable RGUs. VTR’s ARPU was relatively unchanged during 2010, as compared to 2009, primarily due to the net effect of (i) higher proportions of subscribers selecting higher-priced tiers of broadband internet services, (ii) competition (including the impact of product bundling discounts), particularly from the incumbent telecommunications operator in Chile, (iii) higher proportions of subscribers selecting lower-priced tiers of video service, (iv) improvements in VTR’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, (v) increases in revenue from premium digital services and products, (vi) the negative impact of credits provided to customers in the weeks following the earthquake and (vii) increases due to inflation and other price adjustments. We expect that VTR will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in VTR’s non-subscription revenue is attributable to a net increase resulting from individually insignificant changes in various non-subscription revenue categories.

Austar (Australia). Austar’s revenue increased $118.8 million or 22.3% during 2010, as compared to 2009. Excluding the effects of FX, Austar’s revenue increased $29.0 million or 5.4%. This increase is primarily attributable to an increase in subscription revenue that resulted from (i) a higher average number of DTH video RGUs and (ii) higher ARPU. The increase in ARPU is primarily attributable to (i) February 2010 and March 2009 price increases for certain DTH video services and (ii) higher penetration of premium services, such as digital video recorders. Austar’s non-subscription revenue decreased slightly during 2010, due primarily to a decline in revenue from mobile telephony services that was only partially offset by an increase in installation revenue.

Recently, certain areas in Australia that Austar is authorized to serve have experienced significant flooding. As Austar currently estimates that less than 10,000 of its subscribers were severely impacted by the flooding, we believe that the resulting adverse financial impacts will not be material to our results of operations or financial position.

Revenue — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$1,139.7	$1,181.1	$(41.4)	(3.5)	1.7
Switzerland	1,020.6	1,017.0	3.6	0.4	0.6
Other Western Europe	835.3	893.8	(58.5)	(6.5)	(1.6)

Total Western Europe	2,995.6	3,091.9	(96.3)	(3.1)	0.4
Central and Eastern Europe	1,120.5	1,301.0	(180.5)	(13.9)	2.2
Central operations	1.2	1.9	(0.7)	(36.8)	(15.4)

Total UPC Broadband Division	4,117.3	4,394.8	(277.5)	(6.3)	0.9
Telenet (Belgium)	1,674.6	1,501.1	173.5	11.6	8.2
VTR (Chile)	700.8	713.9	(13.1)	(1.8)	5.7
Austar (Australia)	533.9	534.7	(0.8)	(0.1)	6.8
Corporate and other	548.9	576.0	(27.1)	(4.7)	2.6
Intersegment eliminations	(78.1)	(84.9)	6.8	8.0	3.1

Total	$7,497.4	$7,635.6	$(138.2)	(1.8)	3.4

The Netherlands. The Netherlands’ revenue decreased $41.4 million or 3.5% during 2009, as compared to 2008. Excluding the effects of FX, the Netherlands’ revenue increased $20.3 million or 1.7%. This increase is attributable to an increase in subscription revenue that was partially offset by a decrease in non-subscription revenue. The increase in subscription revenue during 2009 reflects the net effect of (i) the positive impacts of higher ARPU and a slightly higher number of average RGUs and (ii) the impact of a $7.9 million decrease that is primarily related to favorable analog cable rate settlements with certain municipalities that we recognized in 2008, with $5.3 million of the decrease occurring in the fourth quarter. ARPU increased during 2009, as compared to 2008, as the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, telephony and broadband internet RGUs, (ii) January 2009 price increases for certain video, broadband internet and telephony services and (iii) growth in the Netherlands’ digital cable services, including increased revenue from customers selecting higher-priced tiers of service and premium digital services and products were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) lower telephony call volumes for customers on usage-based calling plans and (c) a higher proportion of customers selecting lower-priced tiers of broadband internet services. The slight increase in the average number of RGUs during 2009 is attributable to the net effect of increases in the average numbers of digital cable, telephony and broadband internet RGUs and a decline in the average number of analog RGUs. The decline in the Netherlands’ average number of analog cable RGUs is primarily attributable to (i) the effects of significant competition from the incumbent telecommunications operator in the Netherlands and (ii) the migration of analog cable customers to digital cable services. The decrease in the Netherlands’ non-subscription revenue is primarily attributable to (i) a decrease in revenue from B2B services, due largely to the loss of certain B2B contracts during the latter part of 2008, and (ii) lower interconnect revenue, due largely to January 1, 2009 and July 1, 2009 reductions in termination rates imposed by regulatory authorities.

Switzerland. Switzerland’s revenue increased $3.6 million or 0.4% during 2009, as compared to 2008. Excluding the effects of FX, Switzerland’s revenue increased $6.1 million or 0.6%. This increase is attributable to an increase in subscription revenue that was partially offset by a slight decrease in non-subscription revenue. The increase in subscription revenue is due to an increase in the average number of RGUs and slightly higher ARPU. The increase in the average number of RGUs during 2009 is attributable to the net effect of increases in the average numbers of digital cable, broadband internet and telephony RGUs and a decline in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. During 2009, competition in Switzerland contributed to a net organic decline in total RGUs, as declines in analog cable and telephony RGUs were only partially offset by increases in digital cable and broadband internet RGUs. ARPU increased slightly during 2009, as compared to 2008, as the positive impacts of (i) an improvement in Switzerland’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) increased revenue from premium digital services and products more than offset the negative impacts of (a) competition, including the impact of product bundling discounts, (b) lower telephony call volumes for customers on usage-based calling plans and (c) an increase in the proportion of broadband internet subscribers selecting lower-priced tiers of service. The negative effect of the decline in Switzerland’s telephony ARPU contributed to an organic decline in revenue from telephony services during 2009, as compared to 2008. The slight decrease in Switzerland’s non-subscription revenue is primarily attributable to the net effect of (i) lower revenue from B2B construction services and equipment sales and (ii) an increase in revenue from late fees.

Other Western Europe. Other Western Europe’s revenue decreased $58.5 million or 6.5% during 2009, as compared to 2008. This decrease is net of an increase of $2.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Other Western Europe’s revenue decreased $14.6 million or 1.6%. This decrease is attributable to a decrease in subscription revenue that was only partially offset by an increase in non-subscription revenue. The decrease in subscription revenue during 2009 is due to the net effect of lower ARPU and a higher average number of RGUs. The decline in subscription revenue in Other Western Europe, which is largely attributable to competition, includes declines in (i) revenue from broadband internet and telephony services in Austria, and (ii) revenue from video services in Ireland. The declines in Austria’s revenue from broadband internet and telephony services led to declines in Austria’s subscription and overall revenue during 2009. ARPU decreased in Other Western Europe during 2009, as compared to 2008, due primarily to the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) a higher proportion of subscribers selecting lower-priced tiers of digital cable service and fewer premium digital products and services, (iii) a higher proportion of customers selecting lower-priced tiers of broadband internet services and, in Austria, telephony services (including usage-based calling plans) and (iv) in Austria, lower telephony call volumes and an increase in the proportion of subscribers selecting VoIP telephony service, which generally is priced lower than Austria’s circuit-switched telephony service. These negative factors were partially offset by the positive impacts of (a) an improvement in RGU mix, primarily attributable to higher proportions of digital cable RGUs, (b) rate increases for certain analog cable, digital cable and broadband internet services and (c) higher telephony call volume and a higher proportion of customers selecting higher-priced tiers of telephony services in Ireland. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs contributed to an organic decline in the average number of video RGUs in Other Western Europe during 2009, as compared to 2008. During the fourth quarter of 2009, Ireland experienced a sequential increase in revenue from premium digital services, due largely to steps taken during the latter part of 2009 to combat signal theft. The increase in Other Western Europe’s non-subscription revenue during 2009 is primarily attributable to increases in (i) B2B revenue, due primarily to growth in the number of business broadband internet and telephony customers, and (ii) installation revenue.

Central and Eastern Europe. Central and Eastern Europe’s revenue decreased $180.5 million or 13.9% during 2009, as compared to 2008. This decrease is net of a $2.1 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Central and Eastern Europe’s revenue increased $28.0 million or 2.2%. Most of this increase is attributable to an increase in subscription revenue as the positive impact of a higher average number of RGUs was only partially offset by the negative impact of a decrease in ARPU. The increase in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs, which is attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to a decline in the average number of total video RGUs in Central and Eastern Europe during 2009, as compared to 2008. This decline includes average video RGU decreases in Romania, Hungary, the Czech Republic and, to a lesser extent, Slovakia that were only partially offset by a small increase in Poland. The decline in average video RGUs in Romania, Hungary, the Czech Republic and Slovakia led to organic declines in revenue from video services in each of these countries during 2009, as compared to 2008. ARPU decreased in our Central and Eastern Europe segment during 2009, as the negative impacts of (i) competition, including the impact of product bundling discounts, (ii) a higher proportion of broadband internet and video subscribers selecting lower-priced tiers of service, (iii) lower analog and digital cable revenue from premium video services and products and (iv) lower telephony call volumes and other changes in telephony subscriber calling patterns were only partially offset by the positive impacts of (a) an improvement in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (b) rate increases for certain video and telephony services in several countries. Decreases in ARPU from broadband internet services in Hungary and Slovakia led to organic declines in revenue from broadband internet services in each of these countries during 2009, as compared to 2008. Central and Eastern Europe’s non-subscription revenue increased during 2009, as compared to 2008, as a decrease in revenue from B2B services in Romania was more than offset by (i) an increase in interconnect revenue, (ii) higher installation revenue and (iii) a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

Although competition has been a factor throughout Central and Eastern Europe, we experienced particularly intense competition in Hungary and Romania during 2009. In Hungary, competition, including competition from a competitor that has overbuilt nearly half of Hungary’s broadband communications network, has contributed to declines during the quarter and full year ended December 31, 2009 in (i) video, broadband internet and overall revenue and (ii) ARPU, each as compared to the corresponding period in 2008. In addition, competition has contributed to a decline in the total number of RGUs in Hungary during 2009. In Romania, competition contributed to declines in video revenue and overall revenue during 2009, as compared to 2008.

Telenet (Belgium). Telenet’s revenue increased $173.5 million or 11.6% during 2009, as compared to 2008. This increase includes $134.0 million attributable to the impact of the October 1, 2008 Interkabel Acquisition and another less significant acquisition. Excluding the effects of these acquisitions and FX, Telenet’s revenue increased $122.9 million or 8.2%. This increase is attributable to an increase in subscription revenue that resulted from (i) an increase in ARPU and (ii) a higher average number of RGUs. ARPU increased during 2009, as compared to 2008, as the positive impacts of (i) an improvement in Telenet’s RGU mix, primarily attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) an increase in revenue from premium digital cable services, such as video-on-demand, (iii) an increase in revenue from set-top box rentals due to Telenet’s increased emphasis since the second quarter of 2008 on the rental, as opposed to the sale, of set-top boxes, and (iv) February 2009 price increases for digital and analog cable services and a March 2009 price increase for VoIP telephony services were only partially offset by the negative impacts of (a) competition, including the impact of product bundling discounts, (b) an increase in the proportion of customers selecting lower-priced tiers of service, and (c) lower call volume and a change in subscriber calling patterns. The increase in the average number of RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition. Telenet’s non-subscription revenue decreased slightly during 2009, as compared to 2008, due primarily to the net effect of (i) an increase in installation revenue of $16.8 million, primarily attributable to a higher number of digital cable installations, (ii) a decrease in revenue from interconnect fees of $14.2 million, (iii) an increase in mobile telephony revenue and (iv) lower revenue from set-top box sales. The lower revenue from interconnect fees is due primarily to the January 1, 2009 reduction in fixed-line termination rates imposed by regulatory authorities.

VTR (Chile). VTR’s revenue decreased $13.1 million or 1.8% during 2009, as compared to 2008. Excluding the effects of FX, VTR’s revenue increased $40.6 million or 5.7%. Most of this increase is attributable to an increase in subscription revenue that resulted primarily from a higher average number of RGUs. The increase in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. ARPU remained relatively constant during 2009 as (i) an improvement in VTR’s RGU mix, attributable to a higher proportion of digital cable and broadband internet RGUs, and (ii) increases due to various inflation and other price adjustments for certain video, broadband internet and telephony services were offset by (a) a decrease due to competition (including the impact of product bundling discounts), particularly from the incumbent telecommunications operator in Chile, and (b) a decrease due to higher proportions of subscribers selecting lower-priced tiers of video, broadband internet and telephony services. A decline in VTR’s telephony ARPU contributed to an organic decline in revenue from telephony services during 2009, as compared to 2008.

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

Operating Expenses of our Reportable Segments

Operating expenses — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2010	2009	$	%	%
		in millions
UPC Broadband Division:
Germany	$272.8	$—	$272.8	N.M.	N.M.
The Netherlands	349.2	347.3	1.9	0.5	5.5
Switzerland	322.6	308.8	13.8	4.5	0.4
Other Western Europe	319.1	319.0	0.1	—	5.1

Total Western Europe	1,263.7	975.1	288.6	29.6	2.8
Central and Eastern Europe	438.8	413.9	24.9	6.0	7.9
Central operations	50.2	53.0	(2.8)	(5.3)	(1.6)

Total UPC Broadband Division	1,752.7	1,442.0	310.7	21.5	4.1

Telenet (Belgium)	614.3	600.8	13.5	2.2	4.6
VTR (Chile)	333.6	299.4	34.2	11.4	1.8
Austar (Australia)	335.2	269.6	65.6	24.3	7.2
Corporate and other	380.0	331.8	48.2	14.5	12.8
Intersegment eliminations	(79.5)	(77.5)	(2.0)	(2.6)	(8.1)

Total operating expenses excluding stock-based compensation expense	3,336.3	2,866.1	470.2	16.4	5.2

Stock-based compensation expense	10.7	9.6	1.1	11.5

Total	$3,347.0	$2,875.7	$471.3	16.4

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

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $310.7 million or 21.5% during 2010, as compared to 2009. This increase includes $281.9 million attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $59.6 million or 4.1%. This increase includes the following factors:

•

An increase in programming and related costs of $35.6 million or 10.4%, due primarily to (i) growth in digital video services, predominantly in the Netherlands, Ireland, our UPC DTH operations and Poland, and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts, primarily in Poland and Switzerland. These factors were partially offset by the impact of the fourth quarter 2010 release of $8.1 million of copyright fee accruals in connection with the settlement of certain contingencies, primarily in Germany and the Netherlands;

•

An increase of $19.3 million that represents the full-year 2010 impact of a new revenue-based tax that was imposed in Hungary during the fourth quarter of 2010, with retroactive effect to the beginning of 2010. The new Hungarian tax law is currently scheduled to expire at the end of 2012. It is not yet clear whether the new Hungarian tax is compliant with EU regulations;

•

A decrease in bad debt and collection expenses of $18.0 million, due largely to improved collection experience, most notably in Germany and the Czech Republic. For information regarding our approach to estimating the effects of acquisitions, see Results of Operations above;

•

An increase in network related expenses of $15.5 million or 8.5%, due largely to (i) higher costs associated with the refurbishment of customer premise equipment by the Netherlands, UPC DTH, Romania and Poland, (ii) higher energy costs in the Netherlands and the Czech Republic and (iii) higher costs in central operations due to increased network transit requirements. The higher energy costs in the Netherlands are partially attributable to non-recurring items;

•

An increase in outsourced labor and professional fees of $8.1 million or 7.0%, due largely to higher outsourced labor associated with customer-facing activities, primarily in Switzerland and Ireland; and

•	A $3.3 million decrease during the three months ended September 30, 2010 due to the impact of a favorable interconnect rate settlement in Switzerland.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $13.5 million or 2.2% during 2010, as compared to 2009. This increase includes $18.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $27.8 million or 4.6%. This increase includes the following factors:

•

An increase in interconnect and access costs of $16.2 million or 22.0%, primarily due to growth in mobile and fixed-line telephony services, the impact of which was only partially offset by lower mobile termination rates;

•	An increase in mobile telephony handset costs of $14.1 million, attributable to the success of mobile telephony calling plan promotions involving free or heavily discounted handsets;

•

An increase in programming and related costs of $11.6 million or 7.0%, due primarily to growth in digital cable services that was only partially offset by the impact of lower negotiated rates for programming content;

•

A decrease in outsourced labor of $11.4 million or 14.0%, due primarily to (i) the insourcing of certain customer care functions and (ii) decreased expenses associated with a decline in the number of visits to customer premises to reconnect or maintain services;

•

A decrease of $9.7 million related to the impact of a fourth quarter 2009 charge that was recorded to reflect the settlement of future obligations to provide post-employment benefits to certain Telenet employees;

•

An increase in network related expense of $8.2 million or 9.5%, due primarily to (i) digital terrestrial television (DTT) network costs that Telenet began incurring during the fourth quarter of 2010 pursuant an agreement that provides Telenet with the right to use a specified DTT network through June 2024, (ii) higher costs associated with the refurbishment of customer premise equipment and (iii) higher maintenance costs;

•	A decrease in customer premise equipment sold to customers of $6.2 million, due primarily to lower mobile handset and digital set-top box sales; and

•

An increase in personnel costs of $5.7 million or 5.9%, due primarily to (i) increased staffing levels, largely related to (a) the insourcing of certain customer care functions and (b) increased network operations activities, including activities associated with Telenet’s conversion to a full MVNO during the fourth quarter of 2010, and (ii) higher severance costs.

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $34.2 million or 11.4% during 2010, as compared to 2009. Excluding the effects of FX, VTR’s operating expenses increased $5.3 million or 1.8%. This increase includes the following factors:

•	A decrease in network-related expenses of $8.1 million or 18.8%, due primarily to lower tariff rates for pole rentals;

•

An increase in programming and related costs of $6.0 million or 6.2%, as an increase associated with growth in digital cable services was only partially offset by decreases associated with foreign currency exchange rate fluctuations with respect to VTR’s U.S. dollar denominated programming contracts. A significant portion of VTR’s programming costs are denominated in U.S dollars;

•	An increase in personnel costs of $2.8 million or 6.7%, due primarily to higher bonus costs; and

•	An increase in bad debt expense of $2.5 million or 7.5%, due primarily to subscriber growth and economic conditions.

For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $65.6 million or 24.3% during 2010, as compared to 2009. Excluding the effects of FX, Austar’s operating expenses increased $19.5 million or 7.2%. This increase is primarily attributable to an increase in programming, distribution and related costs of $18.6 million or 8.1%, due primarily to (i) increased costs related to delivery of additional high definition programming channels, (ii) increased monthly costs associated with the launch of a new satellite during the fourth quarter of 2009 and (iii) subscriber growth.

Operating expenses — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2009	2008	$	%	%
		in millions
UPC Broadband Division:
The Netherlands	$347.3	$373.0	$(25.7)	(6.9)	(1.6)
Switzerland	308.8	324.4	(15.6)	(4.8)	(4.6)
Other Western Europe	319.0	348.3	(29.3)	(8.4)	(3.6)

Total Western Europe	975.1	1,045.7	(70.6)	(6.8)	(3.2)
Central and Eastern Europe	413.9	462.7	(48.8)	(10.5)	6.2
Central operations	53.0	52.1	0.9	1.7	7.8

Total UPC Broadband Division	1,442.0	1,560.5	(118.5)	(7.6)	—

Telenet (Belgium)	600.8	535.0	65.8	12.3	3.3
VTR (Chile)	299.4	297.3	2.1	0.7	8.2
Austar (Australia)	269.6	275.9	(6.3)	(2.3)	4.6
Corporate and other	331.8	358.9	(27.1)	(7.6)	1.7
Intersegment eliminations	(77.5)	(78.8)	1.3	1.6	(3.7)

Total operating expenses excluding stock-based compensation expense	2,866.1	2,948.8	(82.7)	(2.8)	2.0

Stock-based compensation expense	9.6	9.6	—	—

Total	$2,875.7	$2,958.4	$(82.7)	(2.8)

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

•

A decrease in interconnect and access costs of $19.2 million or 10.6%, due primarily to (i) lower interconnect and access rates in the Netherlands and Austria and (ii) lower B2B volume in the Netherlands. These decreases were partially offset by (a) higher interconnect rates and growth in the number of telephony and internet subscribers in Ireland and (b) the impact of interconnect tariff reductions that were imposed by a regulatory authority in Switzerland during the fourth quarter of 2008. The fourth quarter 2008 adjustments that we recorded to reflect these tariff reductions, which were retroactive to January 1, 2007, gave rise to increases in interconnect expense of $2.8 million and $1.5 million during the quarter and year ended December 31, 2009, respectively;

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

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $65.8 million or 12.3% during 2009, as compared to 2008. This increase includes $76.4 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $17.7 million or 3.3%. This increase includes the following factors:

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

VTR (Chile). VTR’s operating expenses (exclusive of stock-based compensation expense) increased $2.1 million or 0.7% during 2009, as compared to 2008. Excluding the effects of FX, VTR’s operating expenses increased $24.5 million or 8.2%. This increase includes the following factors:

•

An increase in programming and related costs of $13.9 million or 15.4%, due primarily to (i) growth in VTR’s digital cable services and (ii) foreign currency exchange fluctuations with respect to VTR’s U.S. dollar denominated programming contracts;

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

SG&A Expenses of our Reportable Segments

SG&A expenses — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$213.9	$—	$213.9	N.M	N.M
The Netherlands	131.8	127.0	4.8	3.8	9.0
Switzerland	157.5	147.4	10.1	6.9	2.6
Other Western Europe	120.4	124.0	(3.6)	(2.9)	1.8

Total Western Europe	623.6	398.4	225.2	56.5	3.3
Central and Eastern Europe	142.0	132.3	9.7	7.3	9.2
Central operations	110.7	113.4	(2.7)	(2.4)	2.7

Total UPC Broadband Division	876.3	644.1	232.2	36.1	4.4

Telenet (Belgium)	240.1	241.2	(1.1)	(0.5)	0.8
VTR (Chile)	136.9	113.0	23.9	21.2	10.7
Austar (Australia)	90.6	78.9	11.7	14.8	(0.4)
Corporate and other	229.0	222.6	6.4	2.9	2.1
Inter-segment eliminations	(0.9)	(0.6)	(0.3)	(50.0)	(25.0)

Total SG&A expenses excluding stock-based compensation expense	1,572.0	1,299.2	272.8	21.0	3.6

Stock-based compensation expense	112.1	119.5	(7.4)	(6.2)

Total	$1,684.1	$1,418.7	$265.4	18.7

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

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $232.2 million or 36.1% during 2010, as compared to 2009. This increase includes $217.9 million attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses increased $28.5 million or 4.4%. This increase includes the following factors:

•

An increase in personnel costs of $16.4 million or 5.9%, due largely to (i) increased marketing staffing levels in Switzerland and the Netherlands and (ii) increased staffing levels for our UPC DTH operations;

•	An increase in outsourced labor and professional fees of $3.7 million or 9.4%, due primarily to increased sales and marketing and information technology activities in Switzerland;

•

An increase in sales and marketing costs of $0.6 million or 0.3%, due primarily to the net effect of (i) higher costs associated with rebranding efforts in Ireland, (ii) higher marketing expenditures by UPC DTH and the Netherlands, due largely to increased advertising campaigns and (iii) lower sales commissions and/or decreased marketing activities in Austria, Germany, the Czech Republic and Hungary. For information regarding our approach to estimating the effects of acquisitions, see Results of Operations above; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $1.1 million or 0.5% during 2010, as compared to 2009. This decrease includes $10.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $2.0 million or 0.8%. This increase includes the following factors:

•

A decrease in professional fees of $4.1 million or 12.5%, as the amount of consulting and legal costs associated with strategic and financial initiatives declined from the amounts incurred during 2009;

•

An increase in personnel costs of $2.3 million or 2.7%, due primarily to the net effect of (i) increased staffing levels, largely related to (a) the insourcing of certain call center sales functions and (b) an increase in information technology activities and (ii) higher severance costs;

•

A decreases in sales and marketing costs of $1.8 million or 2.0%, due primarily to lower sales commissions related to favorable changes in the sales channel mix and lower sales, partially offset by increased marketing activities, mostly related to the promotion of Telenet’s mobile telephony services; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

VTR (Chile). VTR’s SG&A expenses (exclusive of stock-based compensation expense) increased $23.9 million or 21.2% during 2010, as compared to 2009. Excluding the effects of FX, VTR’s SG&A expenses increased $12.1 million or 10.7%. This increase includes the following factors:

•

An increase in personnel costs of $7.8 million or 18.5%, due primarily to (i) higher bonus costs, (ii) increased staffing levels, primarily related to the VTR mobile initiative and an increased sales force and (iii) higher severance costs;

•	An increase in sales and marketing costs of $2.9 million or 9.1%, due primarily to a volume-related increase in third-party sales commissions partially offset by a decrease in marketing costs; and

•	An increase of professional fees of $1.4 million or 20.3% primarily due to increased consulting costs related to the VTR mobile initiative that were only partially offset by lower legal fees.

The VTR mobile initiative accounted for a total of $4.8 million of the $12.1 million organic increase in VTR’s SG&A expenses. For information regarding the impact on VTR’s operations of the February 27, 2010 earthquake in Chile, see Overview above.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $11.7 million or 14.8% during 2010, as compared to 2009. Excluding the effects of FX, Austar’s SG&A expenses decreased $0.3 million or 0.4%. This decrease is primarily attributable to the net impact of (i) an increase in sales and marketing costs of $2.2 million or 6.5% and (ii) a net decrease in individually insignificant changes in other SG&A categories. The increase in sales and marketing costs is primarily attributable to higher sales commissions and an increase in marketing activities.

SG&A expenses — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$127.0	$137.5	$(10.5)	(7.6)	(2.1)
Switzerland	147.4	152.5	(5.1)	(3.3)	(2.9)
Other Western Europe	124.0	130.7	(6.7)	(5.1)	0.3

Total Western Europe	398.4	420.7	(22.3)	(5.3)	(1.6)
Central and Eastern Europe	132.3	158.7	(26.4)	(16.6)	(0.9)
Central operations	113.4	132.0	(18.6)	(14.1)	(9.3)

Total UPC Broadband Division	644.1	711.4	(67.3)	(9.5)	(2.9)
Telenet (Belgium)	241.2	239.5	1.7	0.7	0.7
VTR (Chile)	113.0	121.1	(8.1)	(6.7)	1.7
Austar (Australia)	78.9	81.5	(2.6)	(3.2)	3.4
Corporate and other	222.6	230.6	(8.0)	(3.5)	1.8
Inter-segment eliminations	(0.6)	(6.1)	5.5	90.2	90.5

Total SG&A expenses excluding stock-based compensation expense	1,299.2	1,378.0	(78.8)	(5.7)	(0.3)

Stock-based compensation expense	119.5	143.4	(23.9)	(16.7)

Total	$1,418.7	$1,521.4	$(102.7)	(6.8)

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

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $1.7 million or 0.7% during 2009, as compared to 2008. This increase includes $11.3 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $1.6 million or 0.7%. This increase includes the followings factors:

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

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 19 to our consolidated financial statements.

Operating Cash Flow — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$659.9	$—	$659.9	N.M.	N.M.
The Netherlands	675.8	665.4	10.4	1.6	6.8
Switzerland	596.7	564.4	32.3	5.7	1.4
Other Western Europe	380.8	392.3	(11.5)	(2.9)	2.0

Total Western Europe	2,313.2	1,622.1	691.1	42.6	7.0
Central and Eastern Europe	528.6	574.3	(45.7)	(8.0)	(7.2)
Central operations	(160.2)	(165.2)	5.0	3.0	(1.7)

Total UPC Broadband Division	2,681.6	2,031.2	650.4	32.0	3.4
Telenet (Belgium)	872.8	832.6	40.2	4.8	10.7
VTR (Chile)	327.7	288.4	39.3	13.6	4.0
Austar (Australia)	226.9	185.4	41.5	22.4	5.3
Corporate and other	(0.4)	(5.5)	5.1	N.M.	N.M.

Total	$4,108.6	$3,332.1	$776.5	23.3	5.5

N.M. — Not Meaningful.

Operating Cash Flow — 2009 compared to 2008

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2009	2008	$	%	%
	in millions
UPC Broadband Division:
The Netherlands	$665.4	$670.6	$(5.2)	(0.8)	4.3
Switzerland	564.4	540.1	24.3	4.5	4.7
Other Western Europe	392.3	414.8	(22.5)	(5.4)	(0.6)

Total Western Europe	1,622.1	1,625.5	(3.4)	(0.2)	3.2
Central and Eastern Europe	574.3	679.6	(105.3)	(15.5)	0.1
Central operations	(165.2)	(182.2)	17.0	9.3	4.3

Total UPC Broadband Division	2,031.2	2,122.9	(91.7)	(4.3)	2.8
Telenet (Belgium)	832.6	726.6	106.0	14.6	14.3
VTR (Chile)	288.4	295.5	(7.1)	(2.4)	4.7
Austar (Australia)	185.4	177.3	8.1	4.6	11.7
Corporate and other	(5.5)	(13.5)	8.0	N.M.	N.M.

Total	$3,332.1	$3,308.8	$23.3	0.7	6.2

N.M. — Not Meaningful.

Operating Cash Flow Margin — 2010, 2009 and 2008

The following table sets forth the operating cash flow margins of our reportable segments:

	Year ended December 31,
	2010	2009	2008
	%
UPC Broadband Division:
Germany	57.6	—	—
The Netherlands	58.4	58.4	56.8
Switzerland	55.4	55.3	53.1
Other Western Europe	46.4	47.0	46.4

Total Western Europe	55.1	54.1	52.6
Central and Eastern Europe	47.6	51.3	52.2

Total UPC Broadband Division, including central operations	50.5	49.3	48.3
Telenet (Belgium)	50.5	49.7	48.4
VTR (Chile)	41.1	41.2	41.4
Austar (Australia)	34.8	34.7	33.2

While the operating cash flow margins of most of our reportable segments remained relatively unchanged during 2010, as compared to 2009, competitive, economic, political and other factors, including the fourth quarter 2010 imposition of a tax on full-year 2010 revenue in Hungary, have contributed to a decline in the operating cash flow margin in Central and Eastern Europe. The improvement in the operating cash flow margins of Telenet is primarily attributable to improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in Telenet’s operating and SG&A expenses. During 2010, foreign currency impacts associated with non-functional currency expenses had a positive impact on our operating cash flow margins in Chile and, to a somewhat lesser degree, a negative impact on our operating cash flow margins in Poland and Switzerland.

In Chile, these positive foreign currency impacts, together with the benefits of increased operational efficiencies, more than offset the negative impacts of the February 2010 earthquake and expenses incurred in connection with the VTR mobile initiative during the fourth quarter of 2010. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. For additional information regarding the new Hungarian tax, see Operating Expenses of our Reportable Segments — Operating expenses — 2010 compared to 2009 above.

As compared to 2010, we expect that during 2011 the operating cash flow margins of (i) Austar will improve slightly and (ii) the UPC Broadband Division and Telenet will remain relatively constant. With respect to VTR, we expect that the operating and SG&A expenses associated with the VTR mobile initiative will more than offset the expected growth in VTR’s revenue during 2011, and accordingly, that the local currency operating cash flow and operating cash flow margin of VTR will decline during 2011, as compared to 2010. As discussed under Overview and Discussion and Analysis of our Reportable Segments — General above, most of our broadband communications operations are experiencing significant competition. Sustained or increased competition, particularly in combination with unfavorable regulatory or economic developments, could adversely affect our ability to maintain or improve the operating cash flow margins of our reportable segments.

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

2010 compared to 2009

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Increase (decrease) excluding FX	Increase (decrease) excluding FX and the impact of acquisitions
	2010	2009	$	%	%	%
	in millions
Subscription revenue (a):
Video	$4,486.2	$3,572.6	$913.6	25.6	24.4	3.4
Broadband internet	1,948.7	1,763.5	185.2	10.5	11.7	6.3
Telephony	1,124.6	953.8	170.8	17.9	18.8	4.9

Total subscription revenue	7,559.5	6,289.9	1,269.6	20.2	20.0	4.4
Other revenue (b)	1,537.8	1,285.6	252.2	19.6	21.8	8.2
Intersegment eliminations	(80.4)	(78.1)	(2.3)	(2.9)	(8.2)	(8.2)

Total	$9,016.9	$7,497.4	$1,519.5	20.3	20.4	5.0

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $1,519.5 million during 2010, as compared to 2009. This increase includes $1,153.1 million attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $377.5 million or 5.0%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $277.9 million or 4.4% during 2010, as compared to 2009. This increase is attributable to (i) an increase in subscription revenue from video services of $120.3 million or 3.4%, as the impact of higher ARPU from video services was only partially offset by a decline in the average numbers of video RGUs, (ii) an increase in subscription revenue from broadband internet services of $110.6 million or 6.3%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) an increase in subscription revenue from telephony services of $47.0 million or 4.9%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $106.1 million or 8.2% during 2010, as compared to 2009. This increase is primarily attributable to (i) an increase in revenue from Chellomedia’s relatively low-margin advertising resale operations, (ii) an increase in Telenet’s mobile telephony revenue and (iii) less significant increases in B2B and interconnect revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $471.3 million during 2010, as compared to 2009. This increase includes $312.2 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.1 million during 2010. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $148.3 million or 5.2% during 2010, as compared to 2009. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses above, this increase primarily reflects the impact of an increase in programming and other direct costs, and to a lesser extent, the net impact of (i) an increase of $19.3 million that represents the full-year impact of a new revenue-based tax in Hungary, as further described under Operating Expenses of our Reportable Segments — 2010 compared to 2009 above, (ii) a net increase in network related expenses, (iii) a net decrease in bad debt and collection expenses, (iv) an increase in mobile telephony handset costs and (v) less significant net increases in other operating expense categories. The net increase in programming and other direct costs includes an $8.3 million decrease resulting from the favorable settlement of a Chellomedia programming contract during the third quarter of 2010.

SG&A expenses

Our SG&A expenses increased $265.4 million during 2010, as compared to 2009. This increase includes $234.4 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $7.4 million during 2010. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $46.8 million or 3.6% during 2010, as compared to 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses above, this increase generally reflects (i) an increase in personnel costs and (ii) less significant net increases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2010	2009
	in millions
LGI Series A, Series B and Series C common stock:
LGI performance-based incentive awards (a)	$51.3	$64.6
Other LGI stock-based incentive plans	42.8	42.4

Total LGI common stock	94.1	107.0
Telenet stock-based incentive awards	13.1	4.5
Austar Performance Plan	11.8	15.9
Other	3.8	2.4

Total	$122.8	$129.8

Included in:
Continuing operations:
Operating expense	$10.7	$9.6
SG&A expense	112.1	119.5

Total — continuing operations	122.8	129.1
Discontinued operations	—	0.7

Total	$122.8	$129.8

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and, for 2010, LGI PSUs. The amount presented for 2009 includes a $5.1 million reduction associated with the first quarter 2009 grant of restricted share units in settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

For additional information concerning our stock-based compensation, see note 13 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $286.3 million during 2010, as compared to 2009. Excluding the effect of FX, depreciation and amortization expense increased $292.4 million or 14.0%. This increase is due primarily to the net effect of (i) an increase associated with the Unitymedia Acquisition, (ii) a decrease associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium, the Netherlands, Chile, Hungary, and Romania, (iii) an increase associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives and (iv) a decrease associated with changes in the useful lives of certain assets, primarily in Switzerland, the Netherlands, and Hungary partially offset by increases associated with changes in the useful lives of certain property and equipment in Australia.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $122.0 million during 2010, compared to $138.3 million during 2009. The 2010 amount includes (i) aggregate restructuring charges of $48.4 million associated with (a) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia, (b) dish-turning and duplicate satellite costs incurred in connection with the migration of UPC DTH’s operations in the Czech Republic, Hungary and Slovakia to a new satellite and (c) employee severance and termination costs related to reorganization and integration activities, primarily in Europe, (ii) direct acquisition costs of $45.3 million related to the Unitymedia Acquisition and (iii) an impairment charge of $26.3 million to reduce the carrying amount of the goodwill associated with Chellomedia’s programming operations in central and eastern Europe. The 2009 amount includes (i) a charge of $118.8 million to reduce the carrying amount of the goodwill associated with our Romanian reporting unit, (ii) direct acquisition costs of $10.7 million, including $6.1 million incurred in connection with the Unitymedia Acquisition, and (iii) restructuring charges of $10.4 million.

As of our October 1, 2010 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and one of our Chellomedia reporting units, had an excess of fair value over carrying value of less than 20%. As of this date, these reporting units had goodwill aggregating $1,007.9 million. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

For additional information concerning our restructuring charges, see note 16 to our consolidated financial statements.

Interest expense

Our interest expense increased $486.4 million during 2010, as compared to 2009. Excluding the effects of FX, interest expense increased $510.3 million during 2010. This increase is primarily attributable to (i) higher weighted average interest rates and (ii) higher average outstanding debt balances, due largely to debt incurred in connection with the Unitymedia Acquisition. The increase in our weighted average interest rates is primarily related to (i) the higher interest rates on the Unitymedia Senior Notes and (ii) increases in interest rates on the UPC Broadband Holding Bank Facility and certain of our other variable-rate indebtedness. The increase in interest expense during 2010 is also a function of interest expense incurred from January 28, 2010 through March 2, 2010 on the Unitymedia debt that was refinanced in connection with the pushdown of the Unitymedia Senior Notes. For additional information, see note 10 to our consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $9.5 million during 2010, as compared to 2009. This decrease primarily is attributable to the net impact of (i) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances and (ii) higher average cash and cash equivalent and restricted cash balances, due primarily to (a) the proceeds received from the sale of the J:COM Disposal Group and (b) the proceeds raised in connection with certain debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition. The lower weighted average interest rate earned on our cash and restricted cash balances during 2010 was due in part to the relatively low interest rate earned on the escrow accounts related to the Unitymedia Senior Notes, which were released in connection with the Unitymedia Acquisition and the March 2, 2010 repayment of Old Unitymedia’s then-existing indebtedness. For additional information regarding the sale of the J:COM Disposal Group and the Unitymedia Acquisition, see notes 4 and 5 to our consolidated financial statements.

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

	Year ended December 31,
	2010	2009
	in millions

Cross-currency and interest rate derivative contracts (a)	$(1,111.8)	$(1,006.8)
Foreign currency forward contracts	(37.4)	(19.6)
Equity-related derivative contracts (b)	(0.1)	(74.3)
Other	2.5	5.5

Total	$(1,146.8)	$(1,095.2)

(a)	The loss during 2010 primarily is attributable to the net effect of (i) losses associated with increases in the values of the Swiss franc, Chilean peso, Czech koruna and Polish zloty relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Romanian lei, Swiss franc, Hungarian forint, Czech koruna and Polish zloty markets, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar and (iv) a gain associated with an increase in the value of the U.S. dollar relative to the euro. In addition, the loss during 2010 includes a net gain of $88.4 million resulting from changes in our credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements. The loss during 2009 primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei and Hungarian forint markets, (iii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the euro and (iv) gains associated with increases in market interest rates in the Australian dollar, Polish zloty, U.S. dollar, Czech koruna and Chilean peso markets. In addition, the 2009 loss includes a loss of $22.9 million resulting from changes in our credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements.

(b)	Primarily relates to changes in the value of the Sumitomo Collar with respect to the Sumitomo shares held by our company. The gains (losses) are primarily attributable to the net impact of (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar.

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

	Year ended December 31,
	2010	2009
	in millions

U.S. dollar denominated debt issued by European subsidiaries	$(279.0)	$33.2
Yen denominated debt issued by a U.S. subsidiary	(148.1)	26.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	140.8	(60.9)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	66.9	18.5
U.S. dollar denominated debt issued by a Latin American subsidiary	(18.1)	107.2
Other	0.8	4.0

Total	$(236.7)	$128.2

(a)	Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and, during 2010, a U.S. dollar denominated loan between a Latin American subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe and, during 2010, the U.S. dollar against the Chilean peso.

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

	Year ended December 31,
	2010	2009
	in millions
Investments (a):
Sumitomo	$183.9	$70.0
News Corp (b)	—	(5.1)
Other, net (c)	(16.1)	(8.0)
Debt — UGC Convertible Notes (d)	(40.0)	(79.0)

Total	$127.8	$(22.1)

(a)	For additional information concerning our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Amounts include changes in the fair value of Chellomedia’s investment in Cyfra+ that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(d)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2010 and 2009 amounts also include gains of $10.7 million and $25.9 million associated with the UGC Convertible Notes that we repurchased in May 2010 and March 2009, respectively. For additional information, see notes 8 and 10 to our consolidated financial statements.

Losses on debt modifications and extinguishments, net

We recognized losses on debt modifications and extinguishments, net, of $29.8 million and $33.4 million during 2010 and 2009, respectively. The losses during 2010 include (i) the payment of $16.1 million of debt redemption premiums and the write-off of $8.8 million of deferred financing costs in connection with the third quarter 2010 repurchase and redemption of the UPC Holding 2014 Senior Notes, (ii) the write-off of $3.1 million of deferred financing costs in connection with the fourth quarter 2010 repayment of certain borrowings under the Telenet Credit Facility and (iii) third-party costs of $2.4 million associated with the October 2010 amendment of the Telenet Credit Facility. The loss during 2009 includes (i) a $19.6 million loss recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.6 million loss recognized in connection with the August 2009 completion of the 2009 Telenet Facilities and (iii) a $5.2 million loss recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 10 to our consolidated financial statements.

Income tax benefit

We recognized income tax benefit of $224.9 million and $787.0 million during 2010 and 2009, respectively.

The income tax benefit during 2010 differs from the expected income tax benefit of $385.3 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries. The negative impacts of these items were partially offset by the positive impacts of (i) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period, (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, including tax benefits of $223.6 million recognized in France upon the release of valuation allowances during the fourth quarter of 2010 and (iii) the recognition of certain tax attributes due to the election to change the filing status of our Australian subsidiaries.

On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the 2010 income tax impacts of this transaction, see note 5 to our consolidated financial statements.

The income tax benefit during 2009 differs from the expected income tax benefit of $297.2 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) certain basis and other permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries, (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain jurisdictions, including tax benefits of $185.3 million and $138.8 million recognized by Telenet and Switzerland, respectively, upon the release of valuation allowances during the fourth quarter of 2009, (iii) state and local tax benefits and (iv) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period. The tax benefit recognized by Telenet upon the release of valuation allowances was allocated between our company and the noncontrolling interest owners of Telenet. These positive impacts were only partially offset by the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

Loss from continuing operations

During 2010 and 2009, we reported losses from continuing operations of $876.0 million and $62.0 million, respectively, including (i) operating income of $1,495.2 million and $982.4 million, respectively, (ii) non-operating expenses of $2,596.1 million and $1,831.4 million, respectively, and (iii) income tax benefit of $224.9 million and $787.0 million, respectively.

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

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $49.2 million during 2010 relates to the operations of Unitymedia’s arena segment and the J:COM Disposal Group. Our earnings from discontinued operations, net of taxes, of $50.4 million during 2009 relates to the operations of the J:COM Disposal Group and UPC Slovenia. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,390.8 million during the first quarter of 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $25.7 million during the third quarter of 2009 related to the July 15, 2009 sale of UPC Slovenia. For additional information, see note 5 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $250.4 million during 2010, as compared to 2009. This decrease is primarily attributable to the net impact of (i) a decrease resulting from the February 18, 2010 sale of the J:COM Disposal Group, (ii) a decline in the results of operations of Telenet and (iii) improvements in the results of operations of Austar and VTR.

2009 compared to 2008

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Increase excluding FX	Increase (decrease) excluding FX and the impact of acquisitions
	2009	2008	$	%	%	%
	in millions
Subscription revenue (a):
Video	$3,572.6	$3,602.4	$(29.8)	(0.8)	6.4	3.4
Broadband internet	1,763.5	1,787.5	(24.0)	(1.3)	5.7	5.6
Telephony	953.8	976.8	(23.0)	(2.4)	4.1	4.0

Total subscription revenue	6,289.9	6,366.7	(76.8)	(1.2)	5.8	4.1
Other revenue (b)	1,285.6	1,353.8	(68.2)	(5.0)	2.4	(0.6)
Intersegment eliminations	(78.1)	(84.9)	6.8	8.0	3.1	3.1

Total	$7,497.4	$7,635.6	$(138.2)	(1.8)	5.3	3.4

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue decreased $138.2 million during 2009, as compared to 2008. This decrease is net of a $150.3 million increase attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $256.6 million or 3.4%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $262.7 million or 4.1% during 2009, as compared to 2008. This increase is attributable to (i) a $122.5 million or 3.4% increase in subscription revenue from video services, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) a $100.8 million or 5.6% increase in subscription revenue from broadband internet services, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) a $39.4 million or 4.0% increase in subscription revenue from telephony services, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue decreased $8.8 million, or 0.6%, during 2009, as compared to 2008. This decrease is primarily attributable to the net effect of (i) decreases in B2B and interconnect revenue, (ii) higher installation revenue and (iii) higher programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue — 2009 compared to 2008 above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses decreased $82.7 million during 2009, as compared to 2008. This decrease is net of an increase of $82.6 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which remained relatively unchanged during 2009. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated operating expenses increased $57.7 million or 2.0% during 2009, as compared to 2008. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses — 2009 compared to 2008 above, this increase generally reflects the net impact of (i) net increases in programming and other direct costs, (ii) decreases in interconnect and access charges, (iii) increases in network and information technology related expenses and (iv) less significant net decreases in other operating expense categories.

SG&A expenses

Our SG&A expenses decreased $102.7 million during 2009, as compared to 2008. This decrease is net of an increase of $12.3 million increase that is attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $23.9 million during 2009. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, total consolidated SG&A expenses decreased $4.4 million or 0.3% during 2009, as compared to 2008. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2009 compared to 2008 above, this decrease generally reflects the net impact of (i) net increases in sales and marketing costs, (ii) net decreases in personnel costs and (iii) less significant net decreases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2009	2008
	in millions
LGI Series A, Series B and Series C common stock:
LGI performance-based incentive awards (a)	$64.6	$94.4
Other LGI stock-based incentive awards	42.4	44.0

Total LGI common stock	107.0	138.4
Austar Performance Plan	15.9	16.0
Telenet stock-based incentive awards	4.5	4.9
Other	2.4	(5.8)

Total	$129.8	$153.5

Included in:
Continuing operations:
Operating expense	$9.6	$9.6
SG&A expense	119.5	143.4

Total — continuing operations	129.1	153.0
Discontinued operations	0.7	0.5

Total	$129.8	$153.5

(a)

Includes stock-based compensation expense related to the LGI Performance Plans. The amount presented for 2009 includes a $5.1 million reduction associated with the first quarter 2009 grant of restricted share units in settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

For additional information concerning our stock-based compensation, see note 13 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense decreased $90.1 million during 2009, as compared to 2008. Excluding the effect of FX, depreciation and amortization expense increased $57.6 million or 2.6%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium and Hungary and (iii) increases associated with acquisitions, primarily in Belgium.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $138.3 million and $158.9 million during 2009 and 2008, respectively. As further described below, these amounts include impairment charges of $118.8 million and $144.8 million, respectively, to reduce the carrying value of the goodwill associated with our Romanian reporting unit. The 2009 amount also includes (i) direct acquisition costs of $10.7 million, including $6.1 million incurred in connection with the Unitymedia Acquisition and (ii) restructuring charges of $10.4 million. The 2008 period also includes the net effect of (i) restructuring charges aggregating $19.0 million, including (a) aggregate charges of $11.9 million related to reorganization and integration activities in certain of our European operations and (b) a $5.6 million charge related to the reorganization of certain of VTR’s administrative and operational functions, and (ii) a $9.2 million gain on the sale of our interests in certain aircraft.

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

For additional information concerning our restructuring charges, see note 16 to our consolidated financial statements.

Interest expense

Our interest expense decreased $209.9 million during 2009, as compared to 2008. Excluding the effects of FX, interest expense decreased $126.1 million as a decrease associated with a lower weighted average interest rate during 2009 more than offset an increase associated with a higher average outstanding debt balance. The decline in our weighted average interest rates is due primarily to lower interest rates on the UPC Broadband Holding Bank Facility and our other variable-rate indebtedness.

Interest and dividend income

Our interest and dividend income decreased $40.3 million during 2009, as compared to 2008. This decrease primarily is attributable to the net impact of (i) a lower weighted average interest rate, (ii) higher average cash and cash equivalent and restricted cash balances, due in large part to proceeds raised in connection with the debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition, and (iii) a decrease in dividend income. For additional information regarding these debt and equity financings, see notes 10 and 12 to our consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2009	2008
	in millions

Cross-currency and interest rate derivative contracts (a)	$(1,006.8)	$(377.7)
Equity-related derivative contracts (b)	(74.3)	442.7
Foreign currency forward contracts	(19.6)	35.1
Other	5.5	(5.8)

Total	$(1,095.2)	$94.3

(a)	The loss during 2009 primarily is attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei and Hungarian forint markets, (iii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the euro and (iv) gains associated with increases in market interest rates in the Australian dollar, Polish zloty, U.S. dollar, Czech koruna and Chilean peso markets. In addition, the 2009 loss includes a loss of $22.9 million resulting from changes in our credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements. The loss during 2008 primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in all of our currency markets, (ii) gains associated with decreases in the values of the Polish zloty and Romanian lei relative to the euro, (iii) a gain associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) a loss associated with an increase in the value of the Swiss franc relative to the euro and (v) a loss associated with an increase in the value of the euro relative to the U.S. dollar. In addition, the 2008 loss includes a gain of $103.2 million related to credit risk valuation adjustments, as further described in notes 7 and 8 to our consolidated financial statements.

(b)	Primarily relates to changes in the value of the Sumitomo Collar with respect to the Sumitomo shares held by our company. The gains (losses) are primarily attributable to the net impact of (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar. In addition, the fair value of the Sumitomo Collar was negatively impacted during 2008 by an increase in the volatility of Sumitomo common stock.

For additional information concerning our derivative instruments, see note 7 to our consolidated financial statements. For information concerning the market sensitivity of our derivative and financial instruments, see Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gains (losses), net, are as follows:

	Year ended December 31,
	2009	2008
	in millions

U.S. dollar denominated debt issued by a Latin American subsidiary	$107.2	$(112.4)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(60.9)	(10.4)
U.S. dollar denominated debt issued by European subsidiaries	33.2	(74.5)
Yen denominated debt issued by U.S. subsidiaries	26.2	(194.3)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	18.5	(1.7)
Other	4.0	(3.7)

Total	$128.2	$(397.0)

(a)	Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) U.S. dollar and Japanese yen denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) during 2008, the U.S. dollar and the euro against the Japanese yen. The Japanese yen denominated loan was repaid as of December 31, 2008.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Realized and unrealized losses due to changes in fair values of certain investments and debt, net

The details of our realized and unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2009	2008
	in millions
Investments (a):
Sumitomo	$70.0	$(255.9)
News Corp (b)	(5.1)	(62.7)
Other, net	(8.0)	(16.2)
Debt — UGC Convertible Notes (c)	(79.0)	327.8

Total	$(22.1)	$(7.0)

(a)	For additional information concerning our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)	On July 9, 2009, we surrendered our News Corp. shares in connection with the settlement of the News Corp. Forward.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2009 amount includes a gain of $25.9 million associated with the UGC Convertible Notes that we repurchased in March 2009. For additional information, see notes 8 and 10 to our consolidated financial statements.

Losses on debt modifications and extinguishments, net

We recognized losses on debt modifications and extinguishments, net, of $33.4 million during 2009. These losses include (i) a $19.6 million loss recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.6 million loss recognized in connection with the August 2009 completion of the 2009 Telenet Facilities and (iii) a $5.2 million loss recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 10 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit of $787.0 million and income tax expense of $296.9 million during 2009 and 2008, respectively.

The income tax benefit during 2009 differs from the expected income tax benefit of $297.2 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) certain basis and other permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries, (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain jurisdictions, including tax benefits of $185.3 million and $138.8 million recognized by Telenet and Switzerland, respectively, upon the release of valuation allowances during the fourth quarter of 2009, (iii) state and local tax benefits and (iv) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period. The tax benefit recognized by Telenet upon the release of valuation allowances was allocated between our company and the noncontrolling interest owners of Telenet. These positive impacts were only partially offset by the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

The income tax expense during 2008 differs from the expected income tax benefit of $163.3 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iv) the loss of certain tax attributes due to the election to change the filing status of our Australian subsidiaries, (v) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and intercompany loans, (vi) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit and (vii) an increase in certain net deferred tax liabilities due to an enacted change in state tax law.

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

Loss from continuing operations

During 2009 and 2008, we reported a loss from continuing operations of $62.0 million and $763.6 million, respectively, including (i) operating income of $982.4 million and $824.5 million, respectively, and (ii) non-operating expense of $1,831.4 million and $1,291.2 million, respectively.

Discontinued operations

Our earnings from discontinued operations of $50.4 million and $161.8 million during 2009 and 2008, respectively, relate to the operations of (i) the J:COM Disposal Group and (ii) UPC Slovenia. We recognized a gain on disposal of discontinued operations, net of taxes, of $25.7 million during the third quarter of 2009 related to the July 15, 2009 sale of UPC Slovenia. For additional information, see note 5 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $239.1 million during 2009, as compared to 2008. This increase is primarily attributable to the net effect of (i) improvements in the results of operations of Telenet, Austar and J:COM and (ii) a decline in the results of operations of VTR.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2010. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2010 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$1,031.8
Non-operating subsidiaries	1,570.9

Total LGI and non-operating subsidiaries	2,602.7

Operating subsidiaries:
Telenet	854.9
Austar	111.1
VTR	91.0
UPC Holding (excluding VTR)	84.1
Unitymedia	78.4
Chellomedia	15.4
Liberty Puerto Rico	8.0
Other operating subsidiaries	1.9

Total operating subsidiaries	1,244.8

Total cash and cash equivalents	$3,847.5

Liquidity of LGI and its Non-operating Subsidiaries

The $1,031.8 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,570.9 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2010. Our remaining cash and cash equivalents of $1,244.8 million at December 31, 2010 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information regarding a capital distribution paid by Telenet during the third quarter of 2010 and capital distributions expected to be paid by Telenet and Austar during 2011, see notes 12 and 21 to our consolidated financial statements.

During 2010, we repurchased a total of 18,440,293 shares of our LGI Series A common stock at a weighted average price of $27.07 per share and 13,887,284 shares of our LGI Series C common stock at a weighted average price of $28.21 per share, for an aggregate purchase price of $890.9 million, including direct acquisition costs. At December 31, 2010, the remaining amount authorized under our most recent program was $109.7 million. Subsequent to December 31, 2010, our board of directors authorized a new program of up to $1.0 billion for the repurchase of Series A common stock, Series C common stock, securities convertible into such stock or any combination of the foregoing, through open market and privately negotiated transactions, which may include derivative transactions.

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

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our significant subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, borrowing availability under their respective debt instruments. These sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. For the details of the borrowing availability of such entities at December 31, 2010, see note 10 to our consolidated financial statements. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31, 2010 consolidated debt to our annualized consolidated operating cash flow for the quarter ended

December 31, 2010 was 5.2. In addition, the ratio of our December 31, 2010 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended December 31, 2010 was 4.4.

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

Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s Senior Notes.

At December 31, 2010, our outstanding consolidated debt and capital lease obligations aggregated $22.5 billion, including $631.7 million that is classified as current in our consolidated balance sheet and $21.1 billion that is due in 2014 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 10 to our consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our debt maturities grow in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. For information concerning certain refinancing transactions completed during 2010 that have resulted in the extension of our subsidiaries’ debt maturities, see notes 10 and 21 to our consolidated financial statements. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how economic conditions, sovereign debt concerns and/or any adverse regulatory developments could impact the credit and equity markets we access and accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

With the exception of the LGI Convertible Notes, all of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at December 31, 2010. For additional information concerning our debt, see note 10 to our consolidated financial statements.

Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

2010 Consolidated Cash Flow Statement

Summary. During 2010, we used net cash provided by our operating activities of $2,123.2 million to fund net cash used by our investing activities of $1,285.5 million, a $640.1 million increase in our existing cash and cash equivalents (excluding a $121.9 million decrease due to FX) and net cash used by our financing activities of $197.6 million.

Operating Activities. Net cash provided by our operating activities increased $67.4 million, from $2,055.8 million during 2009 to $2,123.2 million during 2010. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impacts of the Unitymedia Acquisition, (ii) a decrease due to higher cash payments for interest, due in part to the Unitymedia Acquisition, (iii) a decrease due to higher cash payments for taxes, primarily related to the sale of the J:COM Disposal Group, (iv) a decrease due to higher cash payments related to derivative instruments and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities decreased $253.1 million, from $1,538.6 million during 2009 to $1,285.5 million during 2010. This decrease in cash used is due primarily to the net effect of (i) a decrease associated with cash received upon the disposition of discontinued operations, net of deconsolidated cash and disposal costs, of $2,996.3 million, (ii) an increase associated with cash paid in connection with acquisitions of $2,622.8 million and (iii) an increase due to higher capital expenditures of $111.5 million. Capital expenditures increased from $1,679.6 million during 2009 to $1,791.1 million during 2010, as a net increase in the local currency capital expenditures of our subsidiaries, primarily due to the Unitymedia Acquisition, was only partially offset by a decrease due to FX.

The UPC Broadband Division accounted for $1,151.3 million and $1,032.8 million of our consolidated capital expenditures during 2010 and 2009, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to the net effect of (i) an increase due to acquisitions, including $276.8 million of capital expenditures attributable to Unitymedia, (ii) a decrease in expenditures for new build and upgrade projects to expand services, (iii) a decrease in expenditures for the purchase and installation of customer premise equipment, (iv) a decrease due to FX and (v) a decrease in expenditures for support capital such as information technology upgrades and general support systems. During 2010 and 2009, the UPC Broadband Division’s capital expenditures represented 21.7% (21.0% excluding Unitymedia) and 25.1%, respectively, of its revenue.

Telenet accounted for $314.2 million and $368.7 million of our consolidated capital expenditures during 2010 and 2009, respectively. These amounts exclude $24.7 million and $24.6 million of expenditures that were financed under capital lease arrangements, respectively. The decrease in Telenet’s capital expenditures, excluding the impact of capital lease additions, primarily relates to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premise equipment, (ii) an increase in expenditures for support capital such as information technology upgrades and general support systems, (iii) a decrease due to FX and (iv) an increase in expenditures for new build and upgrade projects to expand services. During 2010 and 2009, Telenet’s capital expenditures (excluding amounts financed under capital lease arrangements) represented 18.2% and 22.0%, respectively, of its revenue.

VTR accounted for $196.0 million and $155.6 million of our consolidated capital expenditures during 2010 and 2009, respectively. The increase in the capital expenditures of VTR is due primarily to the net effect of (i) an increase due to FX, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase in expenditures related to the construction of VTR’s wireless network and (v) an increase in expenditures for new build and upgrade projects. During 2010 and 2009, VTR’s capital expenditures represented 24.6% (23.7% excluding capital expenditures related to the VTR mobile initiative) and 22.2%, respectively, of its revenue.

Austar accounted for $91.2 million and $87.5 million of our consolidated capital expenditures during 2010 and 2009, respectively. The increase in the capital expenditures of Austar is due primarily to the net effect of (i) an increase due to FX and (ii) a decrease in expenditures for the purchase and installation of customer premise equipment. During 2010 and 2009, Austar’s capital expenditures represented 14.0% and 16.4%, respectively, of its revenue.

We expect the percentage of revenue represented by our aggregate capital expenditures (excluding non-cash capital lease additions) to remain relatively stable during 2011, as compared to 2010, with the 2011 percentage expected to range from (i) 21% to 23% for the UPC Broadband Division (including 21% to 23% for Unitymedia); (ii) 19% to 21% for Telenet; (iii) 27% to 29% for VTR and (iv) 12% to 14% for Austar. As further described in note 18 to our consolidated financial statements, VTR was awarded a certain mobile license in September 2009. The capital expenditures reflected in the above 2011 range for VTR include capital expenditures of CLP 37.0 billion ($79.1 million) associated with the commercial deployment of a wireless network through an affiliated company of VTR that will fall outside of the UPC Holding borrowing group. If the capital expenditures related to VTR’s wireless network were excluded, the expected percentage of VTR’s 2011 revenue represented by VTR’s 2011 capital expenditures would range from 18% to 20%. The actual amount of the 2011 capital expenditures of the UPC Broadband Division, Telenet, VTR and Austar may vary from the expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations. In terms of the composition of the aggregate 2011 capital expenditures of our broadband communications subsidiaries, we expect that 34% to 38% will be used to purchase and install customer premise equipment and that the remainder will be used to fund the rebuild and upgrade of portions of our broadband distribution systems, the construction of VTR’s wireless network in Chile and other capital requirements.

Financing Activities. Net cash used by our financing activities was $197.6 million during 2010, compared to net cash provided by our financing activities of $945.4 million during 2009. This change is primarily attributable to the net effect of (i) a decrease in cash related to higher net repayments of debt and capital lease obligations of $7,892.1 million, (ii) an increase in cash related to changes in cash collateral of $7,326.4 million, (iii) a decrease in cash related to higher repurchases of our LGI Series A and Series C common stock of $468.6 million, (iv) a decrease in cash related to higher distributions by subsidiaries to noncontrolling interest owners of $147.3 million, (v) an increase in cash related to lower payments for financing costs and debt premiums of $124.9 million and (vi) a decrease in cash due to higher cash payments related to derivative instruments of $91.7 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net repayments of debt and capital lease obligations is due to FX.

2009 Consolidated Cash Flow Statement

Summary. During 2009, we used net cash provided by our operating activities of $2,055.8 million and net cash provided by our financing activities of $945.4 million to fund net cash used by our investing activities of $1,538.6 million and a $1,462.6 million increase in our existing cash and cash equivalents (excluding a $0.9 million increase due to changes in FX).

Operating Activities. Net cash provided by our operating activities decreased $96.1 million, from $2,151.9 million during 2008 to $2,055.8 million during 2009. This decrease in cash provided is primarily attributable to the net effect of (i) a decrease due to higher cash payments related to derivative instruments, (ii) an increase due to lower cash payments for interest, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in the cash provided by our operating cash flow that was more than offset by a decrease in related working capital items and (v) an increase due to lower cash payments for taxes.

Investing Activities. Net cash used by our investing activities decreased $707.8 million, from $2,246.4 million during 2008 to $1,538.6 million during 2009. This decrease in cash used is due primarily to the net effect of (i) an increase associated with cash paid in connection with acquisitions of $495.1 million, (ii) a decrease due to lower capital expenditures of $220.1 million and (iii) a decrease associated with cash received upon the disposition of discontinued operations of $167.5 million. Most of the decrease in capital expenditures is due to FX.

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

Financing Activities. Net cash provided by our financing activities during 2009 was $945.4 million, compared to net cash used by our financing activities of $589.0 million during 2008. This change primarily is attributable to the net effect of (i) a decrease in cash related to changes in cash collateral of $3,778.0 million, (ii) an increase in cash related to higher net borrowings of debt and capital lease obligations of $3,601.0 million, (iii) an increase in cash due to lower repurchases of our LGI Series A and Series C common stock of $1,855.5 million, (iv) a decrease in cash related to higher payments for financing costs and debt premiums of $204.1 million and (v) an increase in cash related to proceeds received in connection with the issuance of common stock to a third party of $126.6 million. The changes in our cash collateral accounts and net borrowings include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net borrowings is due to FX.

Free cash flow

We define free cash flow as net cash provided by operating activities of our continuing operations less capital expenditures of our continuing operations. We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated cash flow statements. The following table provides the details of our free cash flow:

	Year ended December 31,
	2010	2009	2008
	in millions

Net cash provided by operating activities of our continuing operations	$2,123.2	$2,055.8	$2,151.9
Capital expenditures of our continuing operations	(1,791.1)	(1,679.6)	(1,899.7)

Free cash flow (a)	$332.1	$376.2	$252.2

(a)	The 2010 amount includes certain material impacts of the Unitymedia Acquisition and the sale of the J:COM Disposal Group, specifically the costs associated with Old Unitymedia’s pre-acquisition debt and derivative instruments ($64.9 million), direct acquisition costs of the Unitymedia Transaction ($50.0 million) and U.S. cash tax payments resulting from the gain on the J:COM Transaction ($228.0 million). The 2010 amount also includes a $44.7 million deduction related to previously accumulated and unrecorded excess tax benefits from stock-based compensation as a result of the utilization of substantially all of our U.S. tax benefits to offset a portion of the tax liability arising from the sale of the J:COM Disposal Group.

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

Contractual Commitments

As of December 31, 2010, the U.S. dollar equivalents (based on December 31, 2010 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:						Total
	2011	2012	2013	2014	2015	Thereafter
	in millions

Debt (excluding interest)	$497.6	$11.1	$621.9	$1,592.7	$1,393.6	$17,579.6	$21,696.5
Capital leases (excluding interest)	58.2	56.4	55.2	57.1	55.7	825.7	1,108.3
Operating leases	149.3	102.3	77.9	55.3	46.4	164.3	595.5
Programming, satellite and other purchase obligations	402.3	174.3	101.8	55.4	50.8	32.9	817.5
Other commitments	113.3	87.9	68.5	62.5	61.1	1,370.7	1,764.0

Total (a)	$1,220.7	$432.0	$925.3	$1,823.0	$1,607.6	$19,973.2	$25,981.8

Projected cash interest payments on debt and capital lease obligations (b)	$1,324.5	$1,104.6	$1,218.9	$1,213.6	$1,120.9	$3,011.3	$8,993.8

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2010 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($323.0 million at December 31, 2010) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. In addition, commitments arising from acquisition agreements including those described in note 4 to our consolidated financial statements are not included in this table.

(b)	Amounts are based on interest rates and contractual maturities in effect as of December 31, 2010. The amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, certain repair and maintenance, fiber capacity and energy commitments of Unitymedia and certain commitments of Telenet to purchase broadcasting capacity on a DTT network.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the past three years, see note 7 to our consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•	Impairment of property and equipment and intangible assets (including goodwill);

•	Costs associated with construction and installation activities;

•	Useful lives of long-lived assets;

•	Fair value measurements; and

•	Income tax accounting.

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our accounting policies, see note 3 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 75% of our total assets at December 31, 2010.

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of two of our reporting units, Telenet and Austar, is publicly traded in active markets. For these reporting units, our fair value determinations are based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. The discount rates used in income-based approach valuations of our 2010 annual impairment test ranged from 10.6% to 15.3%. With respect to the market-based approach, we relied on transaction-based multiples derived from recent relevant market transactions. The aggregate fair values used in our 2010 impairment tests exceeded our average market capitalization, as determined over a representative period, by an amount which we believe to be reasonable in light of the fact that our equity, and the equity of other companies within our industry, have historically traded at comparable discounts to private market valuations and transactions.

Based on the results of the 2010 annual impairment test, most of our reporting units have fair values that are at least 20% greater than their respective carrying values, including all of our large reporting units. As of our October 1, 2010 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and one of our Chellomedia reporting units, had an excess of fair value over carrying value of less than 20%. As of this date, these reporting units had goodwill aggregating $1,007.9 million. In order to assess the sensitivity of the reporting unit fair value determinations used for our 2010 impairment calculation, we applied a hypothetical decrease of 20% to the estimated fair value of each reporting unit. A hypothetical 20% decrease in the fair value of each of our reporting units would have resulted in an estimated goodwill impairment associated with three of our reporting units ranging, in the aggregate, from $200 million to $600 million. A hypothetical 30% decrease in the fair value of each of our reporting units would have resulted in an estimated goodwill impairment associated with four of our reporting units ranging, in the aggregate, from $400 million to $900 million.

During 2010, 2009 and 2008, we recorded impairments of our property and equipment and intangible assets (including goodwill) aggregating $27.7 million, $119.9 million and $148.9 million, respectively. The 2010 amount is primarily due to goodwill impairments related to Chellomedia’s programming operations in central and eastern Europe. The 2009 and 2008 amounts are primarily due to goodwill impairments recorded in June 2009 and December 2008 with respect to our Romanian reporting unit. For additional information, see note 9 to our consolidated financial statements.

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

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological change, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with definite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment, and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technical changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with definite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense of our continuing operations during 2010, 2009 and 2008 was $2,368.6 million, $2,082.3 million and $2,172.4 million, respectively. A 10% increase in the aggregate amount of the depreciation and amortization expense of our continuing operations during 2010 would have resulted in a $236.9 million or 15.9% decrease in our 2010 operating income.

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

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments, fair value method investments and UGC Convertible Notes, all of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of the UGC Convertible Notes and our interest rate and foreign currency derivative instruments and (ii) a binomial option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments, fair value method investments and UGC Convertible Notes, see note 8 to our consolidated financial statements. See also notes 6, 7 and 10 to our consolidated financial statements for information concerning our fair value method investments, derivative instruments, and the UGC Convertible Notes, respectively.

Changes in the fair values of our derivative instruments, fair value method investments and UGC Convertible Notes have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2010, 2009 and 2008, we reported in our statements of operations net gains (losses) of ($1,019.0 million), ($1,117.3 million) and $87.3 million, respectively, attributable to changes in the fair value of these items.

As further described in note 8 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments, disposal of our fair value method investments, or redemption of the UGC Convertible Notes may differ materially from the recorded fair values at December 31, 2010.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below.

Non-recurring Valuations. Our non-recurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see notes 4, 8 and 9 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2010, the aggregate valuation allowance provided against deferred tax assets was $1,828.3 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2010 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2010, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $475.0 million, of which

$347.2 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in foreign subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted in the foreseeable future, a net deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. As of December 31, 2010, we have approximately $135.0 million of net differences in our taxable outside bases that have not been recognized. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have an adverse impact on our consolidated income tax expense and net earnings (loss).

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser extent, other currencies. At December 31, 2010, $2,072.4 million or 53.9% and $1,064.4 million or 27.7% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At December 31, 2010, the aggregate fair value of this investment was $646.1 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2010, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 7 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2011, (i) approximately 1% to 3% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 14% to 16% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe, Australia and Argentina and (b) euros in Switzerland, Hungary, Poland, Romania and the Czech Republic. Our expectations with respect to our non-functional currency transactions in 2011 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, euro, Swiss franc, Chilean peso and Australian dollar to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2010. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during 2010 was to the euro as 56.4% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2010	2009
Spot rates:
Euro	0.7482	0.6978
Swiss franc	0.9339	1.0349
Hungarian forint	208.02	188.26
Polish zloty	2.9591	2.8643
Czech koruna	18.739	18.387
Romanian lei	3.2031	2.9544
Chilean peso	468.00	507.45
Australian dollar	0.9775	1.1138

	Year ended December 31,
	2010	2009	2008
Average rates:
Euro	0.7549	0.7193	0.6832
Swiss franc	1.0427	1.0857	1.0822
Hungarian forint	208.02	202.16	172.42
Polish zloty	3.0166	3.1196	2.4095
Czech koruna	19.096	19.059	17.071
Romanian lei	3.1802	3.0488	2.5226
Chilean peso	510.12	559.21	522.81
Australian dollar	1.0900	1.2811	1.1968

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At December 31, 2010, we effectively paid a fixed interest rate on all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2010 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at December 31, 2010 declines to 83%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 7 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2010, our variable-rate indebtedness aggregated $11.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.4%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $58.8 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2010, our exposure to credit risk included (i) derivative assets with a fair value of $861.3 million, (ii) cash and cash equivalent and restricted cash balances of $3,893.5 million and (iii) aggregate undrawn debt facilities of $1,451.1 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €384.0 million ($513.2 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €131.7 million ($176.0 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €90.0 million ($120.3 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €55.7 million ($74.4 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.2 million ($41.7 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €34.4 million ($46.0 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €45.1 million ($60.3 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $21.4 million ($22.1 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $3.0 million ($3.2 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at December 31, 2010, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €21.3 million ($28.5 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €24.6 million ($32.9 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2010:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 31.4 billion ($67.1 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 5.2 billion ($11.1 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2010, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €40.8 million ($54.5 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €42.1 million ($56.3 million).

UGC Convertible Notes

Holding all other factors constant, at December 31, 2010:

(i)	an instantaneous increase of 10% in the forecasted volatility of the LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €6.5 million ($8.7 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €4.2 million ($5.6 million);

(ii)	an instantaneous increase of 10% in the combined per share market price of LGI Series A and Series C common stock would have increased the fair value of the UGC Convertible Notes by approximately €34.3 million ($45.8 million) and conversely, a decrease of 10% would have decreased the fair value by approximately €27.6 million ($36.9 million);

(iii)	an instantaneous decrease of 10% in the value of the euro relative to the U.S. dollar would have increased the fair value of the UGC Convertible Notes by approximately €38.2 million ($51.1 million) and conversely, an increase of 10% would have decreased the fair value by approximately €25.5 million ($34.1 million);

(iv)	an instantaneous increase (decrease) in the risk-free rate of 50 basis points (0.50%) would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.1 million ($0.1 million); and

(v)	an instantaneous increase (decrease) of 50 basis points (0.50%) in UGC’s credit spread would have decreased (increased) the fair value of the UGC Convertible Notes by approximately €0.2 million ($0.3 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2010:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥3.0 billion ($37.0 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.9 billion ($35.7 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.9 billion ($60.4 million).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of LGI are filed under this Item, beginning on page II-64. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2010. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2010, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-62.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-63.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2010, using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of Unitymedia GmbH, which we acquired in 2010. The aggregate amount of total assets and revenue of Unitymedia GmbH included in our consolidated financial statements as of and for the year ended December 31, 2010 was $6,443.5 million and $1,146.6 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Liberty Global, Inc.:

We have audited Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2010 excluded Unitymedia GmbH, which was acquired in 2010. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of this subsidiary. The aggregate amount of total assets and revenue of Unitymedia GmbH included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2010 was $6,443.5 million and $1,146.6 million, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors

Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2, in 2009, Liberty Global, Inc. changed its method of accounting for business combinations and noncontrolling interests, and in 2008, Liberty Global, Inc. changed its method of accounting for certain investments and an insurance arrangement.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United Stated), Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado

February 24, 2011

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,847.5	$3,269.6
Trade receivables, net	922.3	1,016.7
Deferred income taxes (note 11)	300.1	504.2
Other current assets (note 7)	362.8	487.7

Total current assets	5,432.7	5,278.2
Restricted cash (note 10)	40.6	4,135.8
Investments (including $1,012.0 million and $831.9 million, respectively, measured at fair value) (note 6)	1,073.6	1,008.6
Property and equipment, net (note 9)	11,112.3	12,010.7
Goodwill (note 9)	11,734.7	13,353.8
Intangible assets subject to amortization, net (note 9)	2,095.5	2,130.0
Other assets, net (notes 7, 9 and 11)	1,839.4	1,982.8

Total assets	$33,328.8	$39,899.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

	December 31,
	2010	2009
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$566.2	$734.9
Deferred revenue and advance payments from subscribers and others	869.8	886.4
Current portion of debt and capital lease obligations (note 10)	631.7	487.7
Derivative instruments (note 7)	563.1	741.6
Accrued interest	221.2	168.6
Accrued programming	215.9	185.8
Other accrued and current liabilities	1,222.0	1,330.9

Total current liabilities	4,289.9	4,535.9
Long-term debt and capital lease obligations (including $514.6 million and $564.1 million, respectively, measured at fair value) (note 10)	21,830.9	25,364.9
Other long-term liabilities (notes 7 and 11)	3,750.3	3,502.0

Total liabilities	29,871.1	33,402.8

Commitments and contingencies (notes 10, 11, 13 and 18)

Equity (note 12):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 119,049,061 and 134,687,250 shares, respectively	1.2	1.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,242,728 and 9,369,101 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 113,317,514 and 123,483,527 shares, respectively	1.1	1.2
Additional paid-in capital	3,500.7	4,105.5
Accumulated deficit	(1,898.8)	(2,287.0)
Accumulated other comprehensive earnings, net of taxes (note 17)	1,440.3	1,299.0

Total LGI stockholders	3,044.6	3,120.1
Noncontrolling interests	413.1	3,377.0

Total equity	3,457.7	6,497.1

Total liabilities and equity	$33,328.8	$39,899.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009	2008
	in millions, except share and per share amounts

Revenue (note 14)	$9,016.9	$7,497.4	$7,635.6

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 13 and 14)	3,347.0	2,875.7	2,958.4
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 13 and 14)	1,684.1	1,418.7	1,521.4
Depreciation and amortization (note 9)	2,368.6	2,082.3	2,172.4
Impairment, restructuring and other operating charges, net (notes 9 and 16)	122.0	138.3	158.9

	7,521.7	6,515.0	6,811.1

Operating income	1,495.2	982.4	824.5

Non-operating income (expense):
Interest expense (note 14)	(1,343.9)	(857.5)	(1,067.4)
Interest and dividend income	38.9	48.4	88.7
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	(1,146.8)	(1,095.2)	94.3
Foreign currency transaction gains (losses), net	(236.7)	128.2	(397.0)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 6, 8, and 10)	127.8	(22.1)	(7.0)
Losses on debt modifications and extinguishments, net (note 10)	(29.8)	(33.4)	—
Other income (expense), net	(5.6)	0.2	(2.8)

	(2,596.1)	(1,831.4)	(1,291.2)

Loss from continuing operations before income taxes	(1,100.9)	(849.0)	(466.7)
Income tax benefit (expense) (note 11)	224.9	787.0	(296.9)

Loss from continuing operations	(876.0)	(62.0)	(763.6)

Discontinued operations (note 5):
Earnings from discontinued operations, net of taxes	49.2	50.4	161.8
Gain on disposal of discontinued operations, net of taxes	1,390.8	25.7	—

	1,440.0	76.1	161.8

Net earnings (loss)	564.0	14.1	(601.8)
Net earnings attributable to noncontrolling interests	(175.8)	(426.2)	(187.1)

Net earnings (loss) attributable to LGI stockholders	$388.2	$(412.1)	$(788.9)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Continuing operations	$(3.96)	$(0.95)	$(2.39)
Discontinued operations	5.50	(0.58)	(0.11)

	$1.54	$(1.53)	$(2.50)

Weighted average common shares outstanding — basic and diluted	252,691,000	268,822,323	315,234,690

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2010	2009	2008
	in millions

Net earnings (loss)	$564.0	$14.1	$(601.8)

Other comprehensive earnings, net of taxes (note 17):
Foreign currency translation adjustments	601.5	70.6	808.7
Reclassification adjustment for foreign currency translation losses (gains) included in net earnings (loss)	(390.9)	(3.7)	0.5
Pension related adjustments and other	(1.8)	12.4	(28.2)

Other comprehensive earnings	208.8	79.3	781.0

Comprehensive earnings	772.8	93.4	179.2
Comprehensive earnings attributable to noncontrolling interests	(243.3)	(347.5)	(646.1)

Comprehensive earnings (loss) attributable to LGI stockholders	$529.5	$(254.1)	$(466.9)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions
Balance at January 1, 2008, before effect of accounting changes	$1.7	$0.1	$1.7	$6,293.2	$(1,319.1)	$858.5	$5,836.1	$2,446.0	$8,282.1
Accounting changes (note 2)	—	—	—	—	233.1	(39.5)	193.6	—	193.6

Balance at January 1, 2008, as adjusted for accounting changes	1.7	0.1	1.7	6,293.2	(1,086.0)	819.0	6,029.7	2,446.0	8,475.7
Net loss	—	—	—	—	(788.9)	—	(788.9)	187.1	(601.8)
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	—	322.0	322.0	459.0	781.0
Repurchase and cancellation of LGI common stock (note 12)	(0.3)	—	(0.3)	(2,216.5)	—	—	(2,217.1)	—	(2,217.1)
Stock-based compensation (notes 3 and 13)	—	—	—	47.1	—	—	47.1	—	47.1
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	9.0	—	—	9.0	—	9.0
Dividends and distributions to noncontrolling interest owners (note 12)	—	—	—	—	—	—	—	(34.9)	(34.9)
Adjustments due to other changes in subsidiaries’ equity and other, net (note 12)	—	—	—	(8.8)	—	—	(8.8)	44.5	35.7

Balance at December 31, 2008	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY—(Continued)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions

Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net earnings	—	—	—	—	(412.1)	—	(412.1)	426.2	14.1
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	—	158.0	158.0	(78.7)	79.3
Repurchase and cancellation of LGI common stock (note 12)	(0.1)	—	(0.2)	(406.5)	—	—	(406.8)	—	(406.8)
Issuance of LGI common stock to a third party, net (note 12)	—	—	—	126.6	—	—	126.6	—	126.6
Issuance of LGI Convertible Notes, net (note 10)	—	—	—	194.0	—	—	194.0	—	194.0
Stock-based compensation (notes 3 and 13)	—	—	—	50.3	—	—	50.3	—	50.3
Reclassification of LGI Performance Plans obligation settled with common stock (note 13)	—	—	—	36.4	—	—	36.4	—	36.4
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	(27.3)	—	—	(27.3)	—	(27.3)
Dividends and distributions to noncontrolling interest owners (note12)	—	—	—	—	—	—	—	(91.7)	(91.7)
Consolidation of J Sports (note 4)	—	—	—	—	—	—	—	37.1	37.1
Disposal of UPC Slovenia (note 5)	—	—	—	—	—	—	—	(17.9)	(17.9)
Adjustments due to other changes in subsidiaries’ equity and other, net (note 12)	—	—	—	8.0	—	—	8.0	0.3	8.3

Balance at December 31, 2009	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF EQUITY—(Continued)

	LGI stockholders
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders	Noncontrolling interests	Total equity
	Series A	Series B	Series C
	in millions

Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	388.2	—	388.2	175.8	564.0
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	—	141.3	141.3	67.5	208.8
Repurchase and cancellation of LGI common stock (note 12)	(0.1)	—	(0.1)	(890.7)	—	—	(890.9)	—	(890.9)
Stock-based compensation (notes 3 and 13)	—	—	—	77.4	—	—	77.4	—	77.4
Issuance of LGI stock incentive awards to satisfy obligation under the LGI Performance Plans (note 13)	—	—	—	117.8	—	—	117.8	—	117.8
Net excess tax benefits from stock-based compensation	—	—	—	42.9	—	—	42.9	—	42.9
Sale of J:COM Disposal Group (note 5)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Distributions by subsidiaries to noncontrolling interest owners (note 12)	—	—	—	—	—	—	—	(198.1)	(198.1)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	15.9	—	—	15.9	—	15.9
Adjustments due to changes in subsidiaries’ equity and other, net (note 12)	—	—	—	31.9	—	—	31.9	15.1	47.0

Balance at December 31, 2010	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
	in millions
Cash flows from operating activities:
Net earnings (loss)	$564.0	$14.1	$(601.8)
Earnings from discontinued operations	(1,440.0)	(76.1)	(161.8)

Loss from continuing operations	(876.0)	(62.0)	(763.6)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	122.8	129.1	153.0
Depreciation and amortization	2,368.6	2,082.3	2,172.4
Impairment, restructuring and other operating charges	122.0	138.3	158.9
Amortization of deferred financing costs and non-cash interest accretion	99.4	65.4	39.1
Realized and unrealized losses (gains) on derivative instruments, net	1,146.8	1,095.2	(94.3)
Foreign currency transaction losses (gains), net	236.7	(128.2)	397.0
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	(118.0)	41.4	9.2
Losses on debt modifications and extinguishments, net	29.8	33.4	—
Deferred income tax expense (benefit)	482.0	(799.9)	263.4
Excess tax benefits from stock-based compensation	(44.7)	—	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	612.2	114.3	258.9
Payables and accruals	(2,058.4)	(653.5)	(442.1)
Net cash provided by operating activities of discontinued operations	157.0	1,297.5	986.1

Net cash provided by operating activities	2,280.2	3,353.3	3,138.0

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	3,163.8	167.5	—
Cash paid in connection with acquisitions, net of cash acquired	(2,636.3)	(13.5)	(508.6)
Capital expenditures	(1,791.1)	(1,679.6)	(1,899.7)
Proceeds from sale of investments and other assets	12.6	23.2	180.4
Other investing activities, net	(34.5)	(36.2)	(18.5)
Net cash used by investing activities of discontinued operations	(88.4)	(618.5)	(798.4)

Net cash used by investing activities	$(1,373.9)	$(2,157.1)	$(3,044.8)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2010	2009	2008
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(5,813.3)	$(1,371.3)	$(281.0)
Borrowings of debt	3,229.5	6,679.6	1,988.3
Change in cash collateral	3,557.8	(3,768.6)	9.4
Repurchase of LGI common stock	(884.9)	(416.3)	(2,271.8)
Distributions by subsidiaries to noncontrolling interests	(196.9)	(49.6)	(21.1)
Net cash paid related to derivative instruments	(113.5)	(21.8)	(2.7)
Payment of financing costs and debt premiums	(106.0)	(230.9)	(26.8)
Excess tax benefits from stock-based compensation	44.7	—	—
Proceeds from issuance of LGI common stock to a third party, net	—	126.6	—
Other financing activities, net	85.0	(2.3)	16.7
Net cash used by financing activities of discontinued operations	(22.2)	(251.1)	(237.9)

Net cash provided (used) by financing activities	(219.8)	694.3	(826.9)

Effect of exchange rate changes on cash:
Continuing operations	(121.9)	0.9	(14.4)
Discontinued operations	13.3	4.2	86.6

Total	(108.6)	5.1	72.2

Net increase (decrease) in cash and cash equivalents:
Continuing operations	518.2	1,463.5	(697.9)
Discontinued operations	59.7	432.1	36.4

Net increase (decrease) in cash and cash equivalents	577.9	1,895.6	(661.5)
Cash and cash equivalents:
Beginning of period	3,269.6	1,374.0	2,035.5

End of period	$3,847.5	$3,269.6	$1,374.0

Cash paid for interest:
Continuing operations	$1,164.6	$750.9	$1,219.9
Discontinued operations	—	75.7	68.1

Total	$1,164.6	$826.6	$1,288.0

Net cash paid for taxes:
Continuing operations	$267.1	$18.4	$30.3
Discontinued operations	6.4	197.4	111.0

Total	$273.5	$215.8	$141.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at December 31, 2010 in 14 countries, primarily in Europe, Chile and Australia. LGI was formed for the purpose of effecting the June 2005 combination of LGI International, Inc. (LGI International) and UnitedGlobalCom, Inc. (UGC) (the LGI Combination). As a result of the LGI Combination, LGI International and UGC each became wholly-owned subsidiaries of LGI. LGI International is the predecessor to LGI and was formed in connection with the June 2004 spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media Corporation (Liberty Media). In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through Liberty Global Europe’s 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our 54.2%-owned subsidiary, Austar United Communications Limited (Austar), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Effective September 30, 2010, we closed down the DTH operations of Unitymedia’s arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group), including Liberty Jupiter LLC (Liberty Jupiter), which directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. On July 15, 2009, one of our subsidiaries sold 100% of its interest in our Slovenian cable operations (UPC Slovenia). We have presented Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia as discontinued operations in our consolidated statements of operations and cash flows. As such, all statement of operations and cash flow statement amounts presented in the notes to these consolidated financial statements relate only to our continuing operations, unless otherwise noted. See note 5.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2010.

(2)	Accounting Changes

SFAS 166

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). FASB Statement No. 140, as amended by SFAS 166, was subsequently codified within

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

various FASB Accounting Standards Codification (FASB ASC) Topics, primarily FASB ASC Topic 860, Transfers and Servicing. SFAS 166, among other matters, (i) eliminates the concept of a qualifying special-purpose entity, (ii) creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, (iii) clarifies other sale-accounting criteria and (iv) changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is applicable for fiscal years and interim periods beginning after November 15, 2009. We adopted SFAS 166 effective January 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). FASB Interpretation No. 46(R) (FIN 46(R)), as amended by SFAS 167, was subsequently codified within various FASB ASC Topics, primarily FASB ASC 810. SFAS 167, among other matters, (i) eliminates the exceptions of FIN 46(R) with respect to the consolidation of qualifying special-purpose entities, (ii) contains new criteria for determining the primary beneficiary and (iii) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the provisions of FIN 46(R). SFAS 167 is applicable for fiscal years and interim periods beginning after November 15, 2009. We adopted SFAS 167 effective January 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update (FASB ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (FASB ASU 2009-05). FASB ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. FASB ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. We adopted FASB ASU 2009-05 effective January 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

FASB ASU 2009-13

In October 2009, the FASB issued FASB ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (FASB ASU 2009-13). FASB ASU 2009-13 provides amendments to the criteria for separating consideration in multiple-deliverable arrangements by establishing an expanded selling price hierarchy for determining the selling price of a deliverable. FASB ASU 2009-13 also replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. FASB ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted FASB ASU 2009-13 effective January 1, 2010 and such adoption did not have a material impact on our consolidated financial statements.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. We record money market funds at the net asset value reported by the investment manager as there are no restrictions on our ability, contractual or otherwise, to redeem our investments at the stated net asset value reported by the investment manager.

Restricted cash includes cash held in escrow and cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2010 and 2009, our current and long-term restricted cash balances aggregated $46.0 million and $4,148.3 million, respectively. For additional information concerning our December 31, 2009 restricted cash balances, see note 10.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Our significant non-cash investing and financing activities are disclosed in our statements of equity and in notes 4, 5, 9, and 10.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $146.6 million and $142.5 million at December 31, 2010 and 2009, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

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

We continue to use the equity method for certain privately-held investments over which we have the ability to exercise significant influence. Generally, we exercise significant influence through a voting interest between 20% and 50%, or board representation and management authority. Under the equity method, an investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. The portion of the difference between our investment and our share of the net assets of the investee that represents goodwill is not amortized, but continues to be considered for impairment. Intercompany profits on transactions with equity affiliates, where assets remain on the balance sheet of LGI or the investee, are eliminated to the extent of our ownership in the investee.

Through December 31, 2008, changes in our proportionate share of the underlying share capital of an equity method investee, including those which result from the issuance of additional equity securities by such equity

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings (loss) and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Depreciation is computed using the straight-line method over estimated useful lives of 3 to 30 years for cable distribution systems, 5 to 40 years for buildings and leasehold improvements and 2 to 20 years for support equipment. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed.

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

As of December 31, 2010 and 2009, the recorded value of our asset retirement obligations was $26.0 million and $106.9 million, respectively.

Intangible Assets

Our primary intangible assets are goodwill, customer relationships, cable television franchise rights and trade names. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in business combinations. Customer relationships, cable television franchise rights, and trade names were originally recorded at their fair values in connection with business combinations.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite-lives. Our customer relationship intangible assets are amortized on a straight line basis over estimated useful lives ranging from 4 to 10 years for broadband communications and DTH satellite customer relationships and 10 to 15 years for programming distribution customer relationships.

Impairment of Property and Equipment and Intangible Assets

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, which is generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (i) sale prices for similar assets, (ii) discounted estimated future cash flows using an appropriate discount rate and/or (iii) estimated replacement costs. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statement of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

We have calculated the expected life of options and stock appreciation rights (SARs) granted by LGI to employees based on historical exercise trends. The expected volatility for LGI options and SARs is generally based on a combination of (i) historical volatilities of LGI common stock for a period equal to the expected average life of the LGI awards and (ii) volatilities implied from publicly traded LGI options. For options with an expected life longer than the period for which historical volatilities of LGI common stock are available, our estimate of expected volatility also takes into account the volatilities of certain other companies with characteristics similar to LGI.

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

Earnings (Loss) per Common Share

Basic earnings (loss) attributable to LGI stockholders per common share is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding restricted shares and restricted share units) outstanding for the period. Diluted earnings (loss) attributable to LGI stockholders per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options, SARs, restricted shares, restricted share units and convertible securities) as if they had been exercised, vested, settled or converted at the beginning of the period presented.

We reported losses from continuing operations during 2010, 2009 and 2008. Therefore, the potentially dilutive effect at December 31, 2010, 2009 and 2008 of (i) the aggregate number of then outstanding options, SARs, restricted shares and restricted share units of approximately 19.8 million, 22.3 million and 26.1 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 53.5 million, 56.6 million and 42.2 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI’s performance-based incentive awards (including PSUs, as defined in note 13) of 1.3 million, 6.5 million and 21.1 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation, or in the case of performance-based incentive awards, because such awards had not yet met the applicable performance criteria.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Year ended December 31,
	2010	2009	2008
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(1,000.5)	$(257.2)	$(755.4)
Earnings (loss) from discontinued operations, net of taxes	1,388.7	(154.9)	(33.5)

Net earnings (loss)	$388.2	$(412.1)	$(788.9)

(4)	Acquisitions

Pending Acquisition

Aster. On December 4, 2010, LGI reached an agreement to acquire 100% of the equity of Aster Sp. z.o.o (Aster), a broadband communications provider in Poland. LGI will acquire 100% of the shares of Aster for an equity purchase price of PLN 870 million ($294 million). The purchase price, together with Aster’s adjusted net debt at December 31, 2010 of approximately PLN 1,560 million ($527 million), represents total consideration before transaction costs of approximately PLN 2,430 million ($821 million). This transaction, which is subject to regulatory approval by the Polish competition authorities, is expected to close in the first half of 2011.

2010 Acquisition

Unitymedia. On January 28, 2010, Unitymedia, formerly UPC Germany GmbH, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of the entity (Old Unitymedia) that owned the second largest cable television provider in Germany based on the number of video cable subscribers (the Unitymedia Acquisition). The €2,006.0 million Unitymedia Purchase Price, together with Old Unitymedia’s net debt at January 28, 2010 (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date), resulted in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of €37.0 million ($51.4 million at the applicable rates). These direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating charges in our consolidated statements of operations. We acquired Old Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Old Unitymedia with our existing European operations. On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes (as defined in note 10) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) Unitymedia’s issuance of the Unitymedia Senior Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction.

We have accounted for the Unitymedia Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

A summary of the purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table (in millions). The opening balance sheet presented below reflects our final purchase price allocation.

Cash	$175.9
Other current assets	298.7
Property and equipment, net	3,571.6
Goodwill (a)	2,015.7
Intangible assets subject to amortization (b)	991.2
Other assets, net	32.8
Current portion of long-term debt and capital lease obligations	(13.5)
Other current liabilities	(611.4)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(573.6)

Total purchase price	$2,803.0

(a)	The goodwill recognized in connection with the Unitymedia Acquisition is primarily attributable to (i) the ability to exploit Old Unitymedia’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Old Unitymedia with our other broadband communications operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At January 28, 2010, the weighted average useful life of Old Unitymedia’s intangible assets was approximately seven years.

2009 Acquisition

J Sports. On October 1, 2009, J:COM acquired an additional interest in J Sports Broadcasting Corporation (J Sports), increasing J:COM’s ownership of J Sports from a noncontrolling interest of 33.4% to a controlling interest of 80.5%. J Sports operates a sports channel business in Japan. The total consideration paid by J:COM for the additional interest in J Sports was ¥8,010.8 million ($89.3 million at the transaction date), excluding cash acquired of ¥2,724.6 million ($30.4 million at the transaction date). Prior to this transaction, J:COM accounted for its investment in J Sports using the equity method. In connection with J:COM’s acquisition of a controlling interest in J Sports, J:COM recognized a ¥798.0 million ($8.9 million at the average rate for the period) gain equal to the excess of the fair value over the carrying value of J:COM’s 33.4% interest in J Sports at the acquisition date. The gain is included in earnings from discontinued operations, net of taxes, in our consolidated statement of operations. J:COM accounted for this transaction using the acquisition method of accounting, whereby the fair value of J Sports’ net assets was allocated to J Sports’ identifiable assets and liabilities and its noncontrolling interests based on estimates of their respective fair values.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

A summary of the purchase prices and opening balance sheets of the Significant 2008 Acquisitions is presented following the descriptions of these transactions below.

Acquisition of Mediatti

Prior to December 25, 2008, Mediatti was 45.5%-owned by Liberty Japan MC, LLC (Liberty Japan MC), our then 95.2%-owned subsidiary, 44.7%-owned by affiliates of Olympus Capital (collectively, Olympus) and 9.8%-owned by other third parties. On December 24, 2008, we purchased the remaining 4.8% interest in Liberty Japan MC that we did not already own for ¥615.8 million ($6.8 million at the transaction date). On December 25, 2008, J:COM purchased 100% of the outstanding shares of Mediatti for total cash consideration before direct acquisition costs of ¥28,350.6 million ($310.5 million at the transaction date), of which Liberty Japan MC received ¥12,887.0 million ($141.1 million at the transaction date). J:COM funded the cash purchase price and the December 30, 2008 repayment of Mediatti’s debt with available cash and borrowings. J:COM acquired Mediatti in order to achieve certain financial, operational and strategic benefits through the integration of Mediatti with J:COM’s existing operations.

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

The aggregate cost basis assigned to the Mediatti interests acquired by J:COM, as detailed above, was allocated to the acquired identifiable net assets of Mediatti based on their respective fair values, and the excess of the aggregate cost basis over the fair values of such identifiable net assets was allocated to goodwill.

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

In connection with the Interkabel Acquisition, (i) Telenet paid net cash consideration of €224.9 million ($315.9 million at the transaction date) before working capital adjustments and direct acquisition costs and (ii) entered into a long-term lease of the Telenet PICs Network, as further described below. The €224.9 million of cash consideration includes €8.3 million ($11.6 million at the transaction date) representing compensation to the PICs for the acquisition of certain equipment and other rights, net of compensation to Telenet for the transfer of certain liabilities to Telenet. In addition, the PICs paid Telenet cash of €27.0 million ($37.9 million at the transaction date) during the fourth quarter of 2008 in connection with certain working capital adjustments. Telenet borrowed an additional

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

€85.0 million ($124.2 million at the transaction date) under the Telenet Credit Facility, as defined in note 10, in September 2008 to fund a portion of the €224.9 million of net cash consideration paid to the PICs. The remaining cash consideration was funded by existing cash and cash equivalent balances. Telenet incurred €3.4 million ($4.8 million at the transaction date) of direct acquisition costs associated with this transaction.

Among other matters, the 2008 PICs Agreement, which superseded an earlier agreement-in-principle, provides that the PICs will remain the legal owners of the Telenet PICs Network, and that Telenet will receive full rights to use the Telenet PICs Network under a long-term lease for a period of 38 years, for which it will pay recurring fees in addition to the fees paid under the existing 1996 PICs Agreements, as defined below. The fees payable under the 2008 PICs Agreement include (i) principal payments of €13.0 million ($17.4 million) per year (payable in quarterly installments) through October 2023 on the €195.0 million ($260.6 million) value assigned to the initial leased asset base, (ii) payments to the PICs over the life of the 2008 PICs Agreement to reimburse for capital expenditures and compensate for network operating costs incurred by the PICs with respect to the Telenet PICs Network and (iii) interest on the outstanding amount of the initial leased asset base and all capital additions to the initial leased asset base at a rate of 6.25% per annum over the life of the 2008 PICs Agreement. All capital expenditures associated with the Telenet PICs Network will be initiated by Telenet but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule.

Including amounts payable under the existing 1996 PICs Agreements, as defined below, payments for network operating costs incurred by the PICs totaled €34.8 million ($46.5 million) during the first year of the 2008 PICs Agreement and will decrease by a fixed annual amount though the sixth year of the 2008 PICs Agreement, when the annual reimbursement will be €28.7 million ($38.4 million). Thereafter, the percentage change in the amount of reimbursed network operating costs will be based on changes in the network operating costs incurred by Telenet with respect to its own networks. Payments to the PICs for network operating costs are included in operating expenses in our consolidated statements of operations.

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

In the event a court would require Telenet and the PICs to pay a penalty or indemnification to a third party on grounds that the PICs did not organize a market consultation procedure before entering into the agreements, the PICs will be liable to pay such indemnity up to a maximum amount of €20 million ($26.7 million). Any amount above €20 million would be payable by Telenet. The arrangement covers claims introduced on or before June 28, 2018.

Pursuant to certain agreements that Telenet and the PICs entered into in 1996 (the 1996 PICs Agreements), Telenet acquired the exclusive right to provide point-to-point services and the non-exclusive right to provide certain other services on a portion of the Telenet PICs Network. In return for these usage rights, Telenet issued stock to the PICs and, in addition, agreed to make various payments to the PICs, including payments associated with the capital upgrade of the Telenet PICs Network so that the Telenet PIC Network would be technologically capable of providing two-way communications services (the two-way upgrade). The discounted value of the amounts payable

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

by Telenet through 2016 under the 1996 PICs Agreements that corresponded to the two-way upgrade of the Telenet PICs Network was reflected as a financed obligation within our other debt balances, with corresponding amounts reflected as intangible assets associated with Telenet’s right to use a portion of the Telenet PICs Network. Following the completion of the Interkabel Acquisition, we included these financed obligations (€83.5 million ($111.6 million) balance at October 1, 2008) and intangible assets (€81.5 million ($108.9 million) net carrying value at October 1, 2008) together with the respective lease obligations and assets associated with the 2008 PICs Agreement to arrive at the total obligations and assets that we report in our consolidated balance sheet with respect to the capital lease of the Telenet PICs Network. See notes 9 and 10. Telenet’s obligation to make certain additional annual payments from 2017 through 2046 under the 1996 PICs Agreements was not terminated by the 2008 PICs Agreement. The discounted value of these payments is included in our other debt balances in our consolidated balance sheets.

Telenet accounted for the Interkabel Acquisition using the purchase method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

For information concerning litigation related to the Interkabel Acquisition, see note 18.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Pro Forma Information for the Unitymedia Acquisition

The following unaudited pro forma consolidated operating results for 2010 and 2009 give effect to the Unitymedia Acquisition as if it had been completed as of January 1, 2009. No effect has been given to the J Sports acquisition since it would not have had a significant impact on our results of operations during 2009. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

	Year ended December 31,
	2010	2009
	in millions, except per share amounts
Revenue:
Continuing operations	$9,111.4	$8,711.5
Discontinued operations	650.8	3,601.8

Total	$9,762.2	$12,313.3

Net earnings (loss) attributable to LGI stockholders	$399.8	$(635.5)

Basic and diluted earnings (loss) attributable to LGI stockholders per share – Series A, Series B and Series C common stock	$1.58	$(2.36)

Our consolidated statement of operations for 2010 includes revenue and net loss attributable to Old Unitymedia for the period from January 28, 2010 through December 31, 2010 of $1,146.6 million and $14.7 million, respectively.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Pro Forma Information for Significant 2008 Acquisitions

The following unaudited pro forma consolidated operating results for 2008 give effect to the Significant 2008 Acquisitions as if they had been completed as of January 1, 2008. No effect has been given to the acquisition of Spektrum since it would not have had a significant impact on our results of operations for 2008. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such dates. The pro forma adjustments are based on currently available information and certain assumptions that we believe are reasonable.

Year ended December 31, 2008
in millions, except per share amounts
Revenue:
Continuing operations	$7,752.4
Discontinued operations	3,073.9

Total	$10,826.3

Net loss attributable to LGI stockholders	$(816.1)

Basic and diluted loss attributable to LGI stockholders per share – Series A, Series B and Series C common stock	$(2.59)

(5)	Discontinued Operations

Unitymedia’s arena segment — Effective September 30, 2010, we closed down the DTH operations of Unitymedia’s arena segment. Accordingly, we have presented Unitymedia’s arena segment as a discontinued operation.

J:COM Disposal Group — On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, a wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rate). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility (the LGJ Holdings Credit Facility) of our wholly-owned subsidiary, LGJ Holdings LLC (LGJ Holdings), (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.5 million. In addition, (i) prior to the closing date, the interest in LGI/Sumisho Super Media, LP (Super Media) held by Sumitomo Corporation (Sumitomo) was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter for $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($906.5 million) of cash and cash equivalents of the J:COM Disposal Group.

In connection with the sale of the J:COM Disposal Group, we recognized a pre-tax gain of $2,179.4 million that includes cumulative foreign currency translation gains of $376.0 million. The related income tax expense of $788.6 million differs from the actual federal and state income taxes of $228.0 million that our U.S. tax group paid during 2010, as the actual income taxes paid by our U.S. tax group during 2010 was a function of (i) the U.S. tax attributes expected to be available at December 31, 2010 to offset the liability resulting from the taxable gain and (ii) our other 2010 taxable activities in the U.S. The net gain of $1,390.8 million is included in discontinued operations in our consolidated statement of operations.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, during 2010, 2009 and 2008, (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million, $36.1 million and $36.1 million, respectively, (ii) realized and unrealized losses on derivative instruments related to the settled interest rate swaps of $2.2 million, $9.3 million and $14.5 million, respectively, and (iii) foreign currency transaction gains (losses) related to the Japanese yen denominated LGJ Holdings Credit Facility of ($36.6 million), $21.2 million and ($155.1 million), respectively, are included in discontinued operations in our consolidated statements of operations.

The summarized financial position of the J:COM Disposal Group as of December 31, 2009 is as follows (in millions):

Current assets	$1,057.7
Property and equipment, net	4,058.5
Intangibles assets, net	3,979.4
Other assets	335.5

Total assets	$9,431.1

Current liabilities	$1,088.4
Long-term debt and capital lease obligations	2,280.1
Other long-term liabilities	1,055.7

Total liabilities	4,424.2

Equity attributable to noncontrolling interests	2,888.7
Equity attributable to LGI stockholders	2,118.2

Total equity	5,006.9

Total liabilities and equity	$9,431.1

UPC Slovenia — On July 15, 2009, one of our subsidiaries sold 100% of its interest in UPC Slovenia for a cash purchase price of €119.5 million ($168.4 million at the transaction date). As a result of this disposition, we have accounted for UPC Slovenia as a discontinued operation. In connection with the disposal of UPC Slovenia, we recognized a net gain of $25.7 million that includes a realized cumulative foreign currency translation gain of $3.7 million. This net gain is reflected in discontinued operations in our consolidated statement of operations for the year ended December 31, 2009.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The combined operating results of Unitymedia’s arena segment, the J:COM Disposal Group and UPC Slovenia are classified as discontinued operations in our consolidated statements of operations and are summarized in the following table:

	Year ended December 31,
	2010	2009	2008
	in millions

Revenue	$650.8	$3,601.8	$2,917.6

Operating income	$135.5	$657.7	$539.0

Earnings before income taxes and noncontrolling interests	$83.7	$603.4	$299.7

Income tax expense (a)	$34.5	$553.0	$137.9

Loss from discontinued operations attributable to LGI stockholders, net of taxes	$(2.1)	$(180.6)	$(33.5)

(a)	The 2009 amount includes $282.9 million of federal and state income tax expense resulting from our recognition of a deferred tax liability associated with the previously unrecorded tax effect of the difference between the financial and tax accounting basis of the J:COM Disposal Group.

(6)	Investments

The details of our investments are set forth below:

	December 31,
	2010	2009
	in millions
Accounting Method
Fair value	$1,012.0	$831.9
Equity	60.9	152.9
Cost	0.7	23.8

Total	$1,073.6	$1,008.6

Fair Value Method Investments

Sumitomo — At December 31, 2010 and 2009, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares represented approximately 3.7% of Sumitomo’s outstanding common stock at December 31, 2010. At December 31, 2010 and 2009, the fair value of our Sumitomo shares was $646.1 million and $462.2 million, respectively. These shares secure the Sumitomo Collar Loan, as defined in note 7.

Cyfra+ — At December 31, 2010 and 2009, we held a 25.0% interest in Canal+ Cyfrowy Sp zoo (Cyfra+), a privately-held DTH operator in Poland. During the second quarter of 2010 and 2009, we received dividends from Cyfra+ of $7.8 million and $18.4 million, respectively. These dividends have been reflected as reductions of our investment in Cyfra+.

Equity Method Investments

Our equity method affiliates generally are engaged in the cable and/or programming businesses in various foreign countries. Investments accounted for using the equity method include Austar’s 50.0% ownership interest in XYZ Network Pty Ltd., a provider of programming services in Australia.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(7)	Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥), the Australian dollar (AUD) and the British pound sterling (£). As we generally do not apply hedge accounting to our derivative instruments, changes in the fair values of our other derivative instruments generally are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2010			December 31, 2009
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$90.6	$192.2	$282.8	$153.6	$186.6	$340.2
Equity-related derivative contracts (c)	—	568.6	568.6	—	561.2	561.2
Foreign currency forward contracts	4.5	—	4.5	1.0	—	1.0
Other	1.8	3.6	5.4	3.0	2.3	5.3

Total	$96.9	$764.4	$861.3	$157.6	$750.1	$907.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$539.5	$1,798.0	$2,337.5	$715.1	$1,166.9	$1,882.0
Equity-related derivative contracts (c)	15.4	—	15.4	18.4	—	18.4
Foreign currency forward contracts	7.5	—	7.5	7.1	0.2	7.3
Other	0.7	1.0	1.7	1.0	1.7	2.7

Total	$563.1	$1,799.0	$2,362.1	$741.6	$1,168.8	$1,910.4

(a)	Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)

We consider credit risk in our fair value assessments. As of December 31, 2010 and 2009, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $16.2 million and $7.0 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $182.9 million and $89.0 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our derivative instruments resulted in a gain (loss) of $88.4 million, ($22.9 million) and $103.2 million during 2010, 2009 and 2008,

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

respectively, and these amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 8.

(c)	Our equity-related derivative asset relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we assumed that any losses incurred by our company in the event of nonperformance by the counterparty would have been, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2010	2009	2008
	in millions
Continuing operations:
Cross-currency and interest rate derivative contracts	$(1,111.8)	$(1,006.8)	$(377.7)
Foreign currency forward contracts	(37.4)	(19.6)	35.1
Equity-related derivative contracts (a)	(0.1)	(74.3)	442.7
Other	2.5	5.5	(5.8)

Total — continuing operations	$(1,146.8)	$(1,095.2)	$94.3

Discontinued operations	$(0.3)	$(8.0)	$(15.4)

(a)	Primarily includes activity related to the Sumitomo Collar and, during 2009 and 2008, the prepaid forward sale contract on our previously-held shares of The News Corporation (News Corp.) Class A common stock (the News Corp. Forward).

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The classifications of these cash inflows (outflows) are as follows:

	Year ended December 31,
	2010	2009	2008
	in millions
Continuing operations:
Operating activities	$(507.8)	$(347.8)	$175.2
Investing activities	34.3	3.4	(1.6)
Financing activities	(113.5)	(21.8)	(2.7)

Total — continuing operations	$(587.0)	$(366.2)	$170.9

Discontinued operations	$(35.7)	$(10.7)	$7.6

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At December 31, 2010, our exposure to credit risk included derivative assets with a fair value of $861.3 million.

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

Equity-Related Derivative Contracts

Sumitomo Collar and Secured Borrowing. During the second quarter of 2007, our wholly-owned subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed the Sumitomo Collar, a zero cost share collar transaction with respect to the underlying ordinary shares of Sumitomo stock owned by Liberty Programming Japan. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($26.09) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($34.33). The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2010 was a net asset of $553.2 million.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2014	€165.8	CZK	4,721.8	5.50%	5.89%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%

December 2014	€488.0	HUF	138,437.5	5.50%	9.47%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%

December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
July 2017	€82.0	PLN	318.0	3.00%	5.60%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2016	€31.9	RON	116.8	5.50%	12.14%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), a subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

December 2013	€19.4	CZK	517.0	3.50%	4.49%

December 2013	$14.7	PLN	50.0	3.50%	5.56%

Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%

December 2016	$376.1	RON	912.4	6 mo. LIBOR + 3.50%	13.86%

December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%

December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$456.0	CLP	252,396.0	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2010 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2011 — January 2012		$2,250.0	1 mo. LIBOR + 3.22%	6 mo. LIBOR + 3.11%
January 2011 — January 2012		$221.5	1 mo. LIBOR + 3.52%	6 mo. LIBOR + 3.43%
January 2011		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2011		€193.5	6 mo. EURIBOR	3.83%
July 2011		€850.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.59%
January 2011 — January 2012		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2012		€1,500.0	1 mo. EURIBOR + 4.00%	6 mo. EURIBOR + 3.68%
April 2012		€555.0	6 mo. EURIBOR	3.32%
September 2012		€500.0	3 mo. EURIBOR	2.96%
March 2013		€75.4	6 mo. EURIBOR	4.24%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2011 — December 2014		€193.5	6 mo. EURIBOR	4.68%
December 2014		€1,659.5	6 mo. EURIBOR	4.66%
April 2012 — December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%

September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
January 2011 — December 2014	CHF	618.5	6 mo. CHF LIBOR	3.56%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,050.0	6 mo. CHF LIBOR	3.47%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	86,100.0	6.77%	6 mo. TAB

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%

July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
December 2013		$86.4	6 mo. LIBOR	4.98%

December 2013		€150.1	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2012	AUD	50.0	3 mo. AUD BBSY	3.90%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014	AUD	175.9	3 mo. AUD BBSY	6.50%

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), a subsidiary of LGI:
June 2014		$164.2	3 mo. LIBOR	5.14%

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

VTR:
July 2013	CLP	86,100.0	6 mo. TAB	7.78%

Telenet NV, a subsidiary of Telenet:
December 2011		€50.0	3 mo. EURIBOR	5.29%
September 2012		€350.0	3 mo. EURIBOR	4.35%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015		€350.0	3 mo. EURIBOR	3.54%
July 2011 — December 2015		€200.0	3 mo. EURIBOR	3.55%
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%

Unitymedia:
April 2011		€800.0	3 mo. EURIBOR	3.35%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2010
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
September 2015	€250.0	4.50%
June 2015 — June 2017	€50.0	4.50%
December 2017	€3.6	6.50%
December 2017	€3.6	5.50%

(a)	For derivative instruments that were in effect as of December 31, 2010, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2010, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2010
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

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at December 31, 2010
in millions

October 2016	$19.8
April 2017	$19.8
October 2017	$19.8
April 2018	$419.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2010:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

UPC Broadband Holding	€1.3	HUF	361.1	January 2011 —December 2011
UPC Broadband Holding	€4.1	PLN	16.4	January 2011 — December 2011
UPC Broadband Holding	€1.2	CZK	31.0	January 2011 — December 2011
UPC Broadband Holding	£4.1		€4.8	January 2011 — December 2011
UPC Broadband Holding	€57.9	CHF	76.0	January 2011
VTR	$51.9	CLP	27,027.8	January 2011 — December 2011
Telenet NV	$12.0		€8.7	January 2011 — March 2012
Austar Entertainment	$24.0	AUD	26.1	January 2011 — December 2011
LGE Financing	$4.9		€3.7	January 2011 — January 2012

(8)	Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) the 1.75% euro-denominated convertible senior notes issued by UGC (the UGC Convertible Notes) (see note 10). The reported fair values of these assets and liabilities as of December 31, 2010 likely will not represent the

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

The fair value measurements of our equity-related derivative instruments are based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we believe that these valuations fall under Level 3 of the fair value hierarchy.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs in our discount rate assumptions that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2010 and 2009, we performed nonrecurring fair value measurements in connection with acquisitions and goodwill impairment assessments. See notes 4 and 9.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

A summary of the assets and liabilities that are measured at fair value is as follows:

	December 31, 2010	Fair value measurements at December 31, 2010 using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$282.8	$—	$282.8	$—
Equity-related derivative instruments	568.6	—	—	568.6
Foreign currency forward contracts	4.5	—	4.5	—
Other	5.4	—	5.4	—

Total derivative instruments	861.3	—	292.7	568.6
Investments	1,012.0	646.1	—	365.9

Total assets	$1,873.3	$646.1	$292.7	$934.5

Liabilities:
UGC Convertible Notes	$514.6	$—	$—	$514.6
Derivative instruments:
Cross-currency and interest rate derivative contracts	2,337.5	—	2,337.5	—
Equity-related derivative instruments	15.4	—	—	15.4
Foreign currency forward contracts	7.5	—	7.5	—
Other	1.7	—	1.7	—

Total derivative instruments	2,362.1	—	2,346.7	15.4

Total liabilities	$2,876.7	$—	$2,346.7	$530.0

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

	December 31, 2009	Fair value measurements at December 31, 2009 using:
Description		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$340.2	$—	$340.2	$—
Equity-related derivative instruments	561.2	—	—	561.2
Foreign currency forward contracts	1.0	—	1.0	—
Other	5.3	—	5.3	—

Total derivative instruments	907.7	—	346.5	561.2
Investments	831.9	462.2	—	369.7

Total assets	$1,739.6	$462.2	$346.5	$930.9

Liabilities:
UGC Convertible Notes	$564.1	$—	$—	$564.1
Derivative instruments:
Cross-currency and interest rate derivative contracts	1,882.0	—	1,882.0	—
Equity-related derivative instruments	18.4	—	—	18.4
Foreign currency forward contracts	7.3	—	7.3	—
Other	2.7	—	2.7	—

Total derivative instruments	1,910.4	—	1,892.0	18.4

Total liabilities	$2,474.5	$—	$1,892.0	$582.5

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	UGC Convertible Notes	Total
	in millions

Balance of asset (liability) at January 1, 2010	$369.7	$542.8	$(564.1)	$348.4
Losses included in net earnings (a):
Realized and unrealized losses on derivative instruments, net	—	(0.1)	—	(0.1)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(16.1)	—	(40.0)	(56.1)
Interest expense	—	—	(8.4)	(8.4)
Repurchase of UGC Convertible Notes (note 10)	—	—	89.1	89.1
Investments	34.7	—	—	34.7
Reclassifications, distributions, settlements and other, net	(2.4)	10.5	8.8	16.9
Foreign currency translation adjustments	(20.0)	—	—	(20.0)

Balance of asset (liability) at December 31, 2010	$365.9	$553.2	$(514.6)	$404.5

(a)	With the exception of a $10.7 million gain associated with the portion of the UGC Convertible Notes that we repurchased during the second quarter of 2010 and a $5.0 million gain associated with an investment that we sold during 2010, substantially all of the gains (losses) recognized during 2010 relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2010.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(9)	Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	December 31,
	2010	2009
	in millions

Cable distribution systems	$16,443.4	$19,306.6
Support equipment, buildings and land	2,537.0	2,845.8

	18,980.4	22,152.4
Accumulated depreciation	(7,868.1)	(10,141.7)

Total property and equipment, net	$11,112.3	$12,010.7

Depreciation expense of our continuing operations related to our property and equipment was $1,951.7 million, $1,755.4 million and $1,782.1 million during 2010, 2009 and 2008, respectively. Depreciation expense of our discontinued operations related to our property and equipment was $145.1 million, $856.1 million and $650.6 million during 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, the amount of property and equipment, net, recorded under capital leases was $1,048.3 million and $1,120.0 million, respectively. Most of these amounts relate to assets included in our cable distribution systems category. Depreciation of assets under capital leases of our continuing operations is included in depreciation and amortization in our consolidated statements of operations.

During 2010, 2009 and 2008, we recorded $772.1 million, $241.8 million and $647.7 million of non-cash increases to our property and equipment, respectively, as a result of assets acquired under capital lease arrangements. The 2010 increase includes $710.1 million related to the Unitymedia Acquisition and the 2008 increase includes $395.5 million related to the Interkabel Acquisition. These increases also include $26.8 million, $213.0 million and $246.9 million, respectively, related to lease arrangements acquired or entered into by the J:COM Disposal Group. See note 4.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Goodwill

Changes in the carrying amount of our goodwill during 2010 are set forth below:

	January 1, 2010	Acquisitions and related adjustments	Impairment	Sale of J:COM Disposal Group	Foreign currency translation adjustments and other	December 31, 2010
	in millions
UPC Broadband Division:
Germany	$—	$2,015.7	$—	$—	$(87.6)	$1,928.1
The Netherlands	1,306.8	—	—	—	(88.1)	1,218.7
Switzerland	2,745.9	—	—	—	296.6	3,042.5
Other Western Europe	1,120.1	—	—	—	(75.4)	1,044.7

Total Western Europe	5,172.8	2,015.7	—	—	45.5	7,234.0
Central and Eastern Europe	1,123.8	—	—	—	(60.1)	1,063.7

Total UPC Broadband Division	6,296.6	2,015.7	—	—	(14.6)	8,297.7

Telenet (Belgium)	2,341.7	1.6	—	—	(157.4)	2,185.9
J:COM (Japan)	3,487.8	—	—	(3,553.8)	66.0	—
VTR (Chile)	526.5	—	—	—	44.4	570.9
Austar	314.5	—	—	—	17.8	332.3
Corporate and other	386.7	1.8	(26.3)	—	(14.3)	347.9

Total	$13,353.8	$2,019.1	$(26.3)	$(3,553.8)	$(58.1)	$11,734.7

During 2010, we recorded a $26.3 million impairment charge to reduce the goodwill associated with Chellomedia’s programming operations in central and eastern Europe.

As of our October 1, 2010 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and one of our Chellomedia reporting units, had an excess of fair value over carrying value of less than 20%. As of this date, these reporting units had goodwill aggregating $1,007.9 million. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At December 31, 2010 and 2009 and based on exchange rates as of those dates, the amount of our accumulated impairments was $271.2 million and $263.1 million, respectively. The 2010 amount includes accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Changes in the carrying amount of goodwill during 2009 are set forth below:

	January 1, 2009	Acquisition- related adjustments	Impairment	Disposal	Foreign currency translation adjustments and other	December 31, 2009
	in millions
UPC Broadband Division:
The Netherlands	$1,279.5	$—	$—	$—	$27.3	$1,306.8
Switzerland	2,658.6	0.5	—	—	86.8	2,745.9
Other Western Europe	1,090.6	—	—	—	29.5	1,120.1

Total Western Europe	5,028.7	0.5	—	—	143.6	5,172.8
Central and Eastern Europe	1,273.9	—	(118.8)	(55.5)	24.2	1,123.8

Total UPC Broadband Division	6,302.6	0.5	(118.8)	(55.5)	167.8	6,296.6
Telenet (Belgium)	2,204.8	75.7	—	—	61.2	2,341.7
J:COM (Japan)	3,551.2	16.7	—	—	(80.1)	3,487.8
VTR (Chile)	418.5	—	—	—	108.0	526.5
Austar (Australia)	287.1	—	—	—	27.4	314.5
Corporate and other	380.5	0.3	—	—	5.9	386.7

Total	$13,144.7	$93.2	$(118.8)	$(55.5)	$290.2	$13,353.8

During the fourth quarter of 2008, we concluded that the fair value of our broadband communications reporting unit in Romania was less than its carrying value and that the implied fair value of the goodwill related to this reporting unit was less than its carrying value. Accordingly, we recorded a $144.8 million charge during the fourth quarter of 2008 to reflect this goodwill impairment. During June 2009, we concluded that an additional goodwill impairment charge was warranted for this reporting unit, due largely to adverse competitive and economic factors, including changes in foreign currency exchange rates that adversely impacted U.S. dollar and euro denominated cash outflows. These factors led to (i) lower than expected levels of revenue, cash flows and subscribers and (ii) declines in the forecasted cash flows of our Romanian reporting unit. Consistent with our approach to the valuation of this reporting unit during the fourth quarter of 2008, our June 2009 fair value assessment was based primarily on a discounted cash flow analysis due to the limited number of comparable transactions that were available at the time. Based on this discounted cash flow analysis, which reflected the aforementioned declines in forecasted cash flows and a discount rate of 19%, we determined that an additional goodwill impairment charge of $118.8 million was necessary to reflect a further decline in the fair value of our Romanian reporting unit. This impairment charge is included in impairment, restructuring and other operating charges, net, in our consolidated statements of operations.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31,
	2010	2009
	in millions
Gross carrying amount:
Customer relationships	$3,298.1	$3,257.9
Other	278.7	307.4

	$3,576.8	$3,565.3

Accumulated amortization:
Customer relationships	$(1,388.7)	$(1,344.1)
Other	(92.6)	(91.2)

	$(1,481.3)	$(1,435.3)

Net carrying amount:
Customer relationships	$1,909.4	$1,913.8
Other	186.1	216.2

	$2,095.5	$2,130.0

Amortization of intangible assets with finite useful lives of our continuing operations was $416.9 million, $326.9 million and $390.3 million during 2010, 2009 and 2008, respectively. Amortization of intangible assets with finite useful lives of our discontinued operations was $8.9 million, $44.6 million and $34.7 million during 2010, 2009 and 2008, respectively. Based on our amortizable intangible asset balances at December 31, 2010, we expect that amortization expense will be as follows for the next five years and thereafter. Amounts presented below represent U.S. dollar equivalents based on December 31, 2010 exchange rates (in millions).

2011	$370.1
2012	346.4
2013	317.6
2014	307.6
2015	288.3
Thereafter	465.5

Total	$2,095.5

Indefinite-lived Intangible Assets

At December 31, 2010 and 2009, franchise rights and other indefinite-lived intangible assets aggregating $198.9 million and $187.7 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(10)	Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2010				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing
		capacity (b)
		Borrowing currency		U.S. $ equivalent	December 31,		December 31,
					2010	2009	2010	2009
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%		$—	$—	$1,393.6	$992.4	$660.5	$630.7
Subsidiaries:
UPC Broadband Holding Bank Facility	4.24%		€820.8	1,097.0	7,579.4	8,506.6	7,862.2	9,052.1
UPC Holding Senior Notes	8.92%		—	—	2,322.8	2,295.8	2,132.0	2,219.0
UPCB Finance Senior Secured Notes	7.63%		—	—	707.1	—	662.9	—
Unitymedia Senior Notes (f)	8.49%		—	—	3,898.2	3,911.8	3,572.6	3,763.3
Unitymedia Revolving Credit Facility	4.45%		—	—	101.6	—	106.9	—
Telenet Credit Facility	4.42%		€175.0	233.9	2,562.2	2,802.3	2,561.3	2,851.9
Telenet Finance Senior Secured Notes	6.20%		—	—	812.7	—	804.3	—
Sumitomo Collar Loan (g)	1.88%		—	—	1,153.6	1,005.6	1,153.6	1,005.6
Austar Bank Facility	6.27%	AUD	75.1	76.8	758.9	696.0	791.6	740.7
UGC Convertible Notes (h)	1.75%		—	—	514.6	564.1	514.6	564.1
Chellomedia Bank Facility	3.94%		€25.0	33.4	245.5	218.1	253.5	268.4
Liberty Puerto Rico Bank Facility	2.30%		$10.0	10.0	154.3	154.8	164.2	175.9
J:COM debt (i)	—		—	—	—	2,039.0	—	2,019.6
LGJ Holdings Credit Facility (i)	—		—	—	—	765.0	—	805.2
VTR Bank Facility (j)	—		—	—	—	460.8	—	460.8
Other	10.77%		—	—	114.1	131.2	114.1	131.2

Total debt	5.55%			$1,451.1	$22,318.6	$24,543.5	21,354.3	24,688.5

Capital lease obligations:
Unitymedia (k)							668.0	—
Telenet							407.3	444.5
J:COM							—	684.9
Other subsidiaries							33.0	34.7

Total capital lease obligations							1,108.3	1,164.1

Total debt and capital lease obligations							22,462.6	25,852.6
Current maturities							(631.7)	(487.7)

Long-term debt and capital lease obligations							$21,830.9	$25,364.9

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(a)	Represents the weighted average interest rate in effect at December 31, 2010 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitments fees, but excluding the impact of financing costs, our estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.7% at December 31, 2010. For information concerning our derivative instruments, see note 7.

(b)	Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2010 without regard to covenant compliance calculations. At December 31, 2010, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €438.7 million ($586.3 million). Additionally, when the December 31, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €413.7 million ($552.9 million).

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of each entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)	The $935.0 million principal amount of the LGI Convertible Notes, as defined below, has been allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the estimated fair value of the entire instrument, including both the debt and equity components.

(f)	The proceeds received from the November 2009 issuance of the Unitymedia Senior Notes (as defined below) were placed into two escrow accounts. At December 31, 2009, the aggregate amount included in the escrow accounts of €2,560.7 million ($3,669.7 million at the December 31, 2009 exchange rate) is included in long-term restricted cash in our consolidated balance sheet. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price, and on March 2, 2010, the remaining balances of the escrow accounts were released in connection with the repayment of Old Unitymedia’s then-existing indebtedness.

(g)	For information concerning the Sumitomo Collar Loan, see note 7.

(h)	The UGC Convertible Notes are measured at fair value. See related discussion below.

(i)	As a result of the February 2010 sale of the J:COM Disposal Group, J:COM’s debt is no longer included in our consolidated balance sheet. In addition, all amounts outstanding under the LGJ Holdings Credit Facility were repaid in connection with the sale of the J:COM Disposal Group. At December 31, 2009, the weighted average interest rate applicable to J:COM’s outstanding debt was 1.10% and the interest rate applicable to the LGJ Holdings Credit Facility was 3.54%. See note 5.

(j)	Pursuant to the deposit arrangements with the lender in relation to an amended and restated senior secured credit facility (the VTR Bank Facility), we were required to fund a cash collateral account in an amount equal to the outstanding principal and interest under the VTR Bank Facility. On March 22, 2010, the third-party lender under the VTR Bank Facility assigned its rights and obligations under the VTR Bank Facility to a subsidiary of UPC Broadband Holding. As consideration for this assignment, the deposit in the collateral account was transferred to the third-party lender in a non-cash transaction. At December 31, 2009, the weighted average interest rate in effect for borrowings outstanding under the VTR Bank Facility was 2.68%.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(k)	Primarily represents Unitymedia’s obligations under a duct network lease agreement. The original contracts were concluded effective July 1, 2000 and have an indefinite term, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate the lease.

LGI Convertible Notes

In November 2009, LGI completed the offering and sale of $935.0 million principal amount of 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes). The net proceeds of $910.8 million, after deducting the initial purchaser’s discount and related transaction costs aggregating $24.2 million, were subsequently used on January 28, 2010 to fund a portion of the Unitymedia Purchase Price (see note 4). Interest is payable semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2010. The LGI Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of LGI’s existing and future unsubordinated and unsecured indebtedness and ranks senior in right of payment to all of LGI’s existing and future subordinated indebtedness. The LGI Convertible Notes are effectively subordinated in right of payment to all existing and future indebtedness, other liabilities and preferred stock of LGI’s subsidiaries.

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

The $935.0 million principal amount of the LGI Convertible Notes was allocated between debt and equity components. The portion of the principal amount allocated to the debt component of $626.2 million was measured based on the estimated fair value of a debt instrument that has the same terms as the LGI Convertible Notes without the conversion feature. This debt component will be accreted to the principal amount to be repaid on the November 15, 2016 maturity date using the effective interest method. The stated interest rate of the LGI Convertible Notes plus the accretion of the discount results in an effective interest rate of 11.5%. The $308.8 million difference between the outstanding principal amount and the amount originally allocated to the debt component has been recorded, net of deferred income taxes and a pro rata portion of the initial purchaser’s discount and related transaction costs, as an increase to additional paid-in capital in our consolidated statement of equity.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($66.8 million) or more in the aggregate of (i) Liberty Global Europe, Inc. (a subsidiary of UGC), (ii) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe, Inc. and (iii) UPC Holding II B.V. (a subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

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

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($133.7 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The details of our borrowings under the UPC Broadband Holding Bank Facility as of December 31, 2010 are summarized in the following table:

		December 31, 2010
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

L	July 3, 2012	EURIBOR + 2.25%	€129.7	$173.4	$—
M	December 31, 2014	EURIBOR + 2.00%	€566.6	—	757.3
N	December 31, 2014	LIBOR + 1.75%	$357.2	—	357.2
O	July 31, 2013	(d)	(d)	—	67.6
P	September 2, 2013	LIBOR + 2.75%	$188.6	—	188.6
Q	July 31, 2014	EURIBOR + 2.75%	€422.0	564.0	—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	388.6
S	December 31, 2016	EURIBOR + 3.75%	€1,740.0	—	2,325.7
T	December 31, 2016	LIBOR + 3.50%	$1,071.5	—	1,062.6
U	December 31, 2017	EURIBOR + 4.00%	€1,250.8	—	1,671.8
V (e)	January 15, 2020	7.625%	€500.0	—	668.3
W	March 31, 2015	EURIBOR + 3.00%	€269.1	359.6	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Elimination of Facility V in consolidation (e)			€(500.0)	—	(668.3)

Total				$1,097.0	$7,862.2

(a)	Represents total third-party facility amounts at December 31, 2010 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M, N and P have been novated to UPC Broadband Operations BV (UPC Broadband Operations), a subsidiary of UPC Broadband Holding, and, accordingly, such amounts are not included in the table above.

(b)	At December 31, 2010, our availability under the UPC Broadband Holding Bank Facility was limited to €438.7 million ($586.3 million). When the December 31, 2010 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €413.7 million ($552.9 million). Facility L and Facility Q have commitment fees on unused and uncancelled balances of 0.75% per year. Facility W has a commitment fee on unused and uncancelled balances of 1.2% per year.

(c)	The Facility T amount includes the impact of discounts.

(d)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers — Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($28.7 million) sub-tranche and (ii) a PLN 115.1 million ($38.9 million) sub-tranche.

(e)	See discussion below regarding the elimination of the amount outstanding under Facility V through the consolidation of UPCB Finance (as defined below) within LGI’s consolidated financial statements.

2010 Transactions. During 2010, pursuant to various additional facility accession agreements, (i) new Facilities W and X were executed and (ii) commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility. In connection with the completion of these transactions, certain lenders under existing Facilities M, N and P novated their commitments to

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

UPC Broadband Operations and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (i) €218.1 million ($291.5 million) under Facility M were rolled into Facility W, (ii) $1,042.8 million under Facility N were rolled into Facility X and (iii) $322.9 million under Facility P were rolled into Facilities R, S, T and W. In addition, in July 2010, Facility W was increased by an aggregate principal amount of €25.0 million ($33.4 million). Among other matters, the completion of the foregoing transactions resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

Prior to the redemption of UPC Holding’s 2014 Senior Notes (as defined below) in August 2010, Facilities M, N, Q, R, S, T, U, W and X of the UPC Broadband Holding Bank Facility would have matured on or before October 17, 2013 if in respect of Facilities S, T, U, W and X, the 2014 Senior Notes had an outstanding balance of €250.0 million ($334.1 million) or more on such maturity date or in respect of Facilities M, N, Q and R, the 2014 Senior Notes had not been repaid, refinanced or redeemed prior to such maturity date. With the refinancing or redemption of the 2014 Senior Notes (as described below), such earlier maturity dates no longer apply.

2009 Transactions. During 2009, pursuant to various additional facility accession agreements, new Facilities Q, R, S, T and U (collectively, the 2009 Facilities) were executed. Facility Q is a redrawable term loan facility. Facilities R, S, T and U are non-redrawable term loan facilities.

In connection with the completion of the 2009 Facilities, certain of the lenders under the existing Facilities L, M and N novated their commitments to Liberty Global Europe BV (LG Europe) (which commitments were subsequently novated by LG Europe to UPC Broadband Operations in December 2009) and entered into the 2009 Facilities. As a result, total commitments of €700.3 million ($936.0 million), €2,935.8 million ($3,923.8 million) and $500.0 million under Facilities L, M and N, respectively, were rolled into the 2009 Facilities during 2009. Among other matters, the completion of the 2009 Facilities resulted in the extension of a significant portion of the maturities under the UPC Broadband Holding Bank Facility.

During September and October 2009, Facility T was increased by $325.0 million through the addition of (i) a $25.0 million tranche issued at par and (ii) a $300.0 million tranche issued at a discount of 4%, resulting in net proceeds after discounts of $313.0 million.

In November 2009, Facility Q was increased by a €35.0 million ($46.8 million) redrawable term loan facility (Facility Q5).

Fees and third-party costs incurred during 2009 in connection with the 2009 Facilities included $33.2 million related to Facilities Q and R and $22.0 million related to Facilities S, T and U. In accordance with applicable guidance, (i) $35.6 million, representing the fees and third-party costs related to Facilities Q and R, and a portion of the fees and third-party costs related to Facility T, were capitalized as deferred financing costs and (ii) $19.6 million, representing the fees and third-party costs related to Facilities S and U, and a portion of the fees and third-party costs related to Facility T, were charged to expense and included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

2008 Transactions. In August and September 2008, two additional facility accession agreements (Facility O and Facility P, respectively) were entered into under the UPC Broadband Holding Bank Facility. Facility O is an additional term loan facility comprised of (i) a HUF 5,962.5 million ($28.7 million) sub-tranche and (ii) a PLN 115.1 million ($38.9 million) sub-tranche, and both sub-tranches were drawn in full in August 2008. Facility P is an additional term loan facility in the principal amount of $521.2 million, of which only $511.5 million was received due to the failure of one of the lenders to fund a $9.7 million commitment. Certain of the lenders under Facility I, which was then a €250.0 million ($334.1 million) repayable and redrawable term loan under the UPC Broadband

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Holding Bank Facility, novated €202.0 million ($270.0 million) of their undrawn commitments to LG Europe (which commitments were subsequently novated by LG Europe to UPC Broadband Operations in December 2009) and entered into Facility P. Facility P was drawn on September 12, 2008. The proceeds of Facilities O and P were used for general corporate and working capital purposes.

UPC Holding Senior Notes

2010 Transactions. On August 13, 2010, UPC Holding issued €640.0 million ($855.4 million) principal amount of 8.375% senior notes (the 8.375% Senior Notes), resulting in net cash proceeds after fees of €627.2 million ($802.3 million at the transaction date). The 8.375% Senior Notes mature on August 15, 2020. The 8.375% Senior Notes are senior obligations of UPC Holding and rank equally with all of the other existing and future senior debt of UPC Holding and senior to all existing and future subordinated debt of UPC Holding. The 8.375% Senior Notes are secured (on a shared basis) by a pledge over the shares of UPC Holding.

Concurrently with the offering of the 8.375% Senior Notes, holders of UPC Holding’s (i) €384.6 million ($514.0 million) aggregate principal amount of 7.75% Senior Notes due 2014 (the 7.75% Senior Notes) and (ii) €230.9 million ($308.6 million) aggregate principal amount of 8.625% Senior Notes due 2014 (the 8.625% Senior Notes and together with the 7.75% Senior Notes, the 2014 Senior Notes) were invited, subject to certain offering restrictions, to tender their 7.75% Senior Notes and 8.625% Senior Notes to UPC Holding (the Tender Offers). A total of €205.5 million ($274.7 million) aggregate principal amount of the 7.75% Senior Notes and €101.3 million ($135.4 million) aggregate principal amount of the 8.625% Senior Notes were tendered. The proceeds of the issuance of the 8.375% Senior Notes were used to (i) purchase the 2014 Senior Notes tendered pursuant to the Tender Offers, (ii) redeem and discharge the 2014 Senior Notes not tendered in the Tender Offers (the Post Closing Redemption) and (iii) pay fees and expenses incurred in connection with the offering of the 8.375% Senior Notes and the Tender Offers. To effect the Post-Closing Redemption, UPC Holding deposited funds sufficient to redeem and discharge such notes and such redemption was completed on (i) August 20, 2010 for the 7.75% Senior Notes and (ii) September 13, 2010 for the 8.625% Senior Notes. In connection with the repurchase and redemption of the 2014 Senior Notes, we paid debt redemption premiums of $16.1 million and wrote-off deferred financing costs of $8.8 million. These amounts are included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

2009 Transactions. On April 30, 2009, UPC Holding issued €184.4 million ($246.4 million) aggregate principal amount of new 9.75% senior notes due April 2018 (the 9.75% Senior Notes), together with cash payments of €4.6 million ($6.3 million at the average rate for the period) and €4.1 million ($5.6 million at the average rate for the period), respectively, in exchange for (i) €115.3 million ($152.3 million at the transaction date) aggregate principal amount of its existing 7.75% Senior Notes and (ii) €69.1 million ($91.3 million at the transaction date) aggregate principal amount of its existing 8.625% Senior Notes. In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged senior notes and incurred applicable commissions and fees, including fees paid to third parties of $5.2 million that are included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

On April 30, 2009, UPC Holding also issued €65.6 million ($87.7 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($72.4 million at the transaction date).

On May 29, 2009, UPC Holding issued €150.0 million ($200.5 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% Senior Notes due April 2018 (the 9.875% Senior Notes, and together with the 8.375% Senior Notes, the 8.0% Senior Notes

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

and the 9.75% Senior Notes, the UPC Holding Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($188.8 million at the transaction date) and $369.7 million, respectively.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured by pledges of the shares of UPC Holding. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($66.8 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the applicable indenture), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

The details of the UPC Holding Senior Notes are summarized in the following table:

		December 31, 2010
		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions

8.0% Senior Notes	November 2016	€300.0	$401.0	$419.0	$401.0
9.75% Senior Notes	April 2018	€400.0	534.6	580.6	502.4
9.875% Senior Notes	April 2018	$400.0	400.0	434.5	373.2
8.375% Senior Notes	August 2020	€640.0	855.4	888.7	855.4

			$2,191.0	$2,322.8	$2,132.0

(a)	Amounts include the impact of discounts, where applicable.

At any time prior to April 15, 2013 in the case of the 9.75% Senior Notes, April 15, 2014 in the case of the 9.875% Senior Notes and August 15, 2015 in the case of the 8.375% Senior Notes, UPC Holding may redeem some or all of such Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until April 15, 2013, April 15, 2014 or August 15, 2015, as the case may be, using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points. In addition, at any time prior to April 15, 2012 in the case of the 9.75% and 9.875% Senior Notes and August 15, 2013 in the case of the 8.375% Senior Notes, UPC Holding may redeem up to 35% of the 9.75%, 9.875% and 8.375% Senior Notes (at a redemption price of 109.75%, 109.875% and 108.375% of the principal amount, respectively) with the net proceeds from one or more specified equity offerings.

The UPC Holding Senior Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the applicable indenture.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on November 1 in the case of the 8.0% Senior Notes, April 15 in the case of the 9.75% and 9.875% Senior Notes and August 15 in the case of the 8.375% Senior Notes of the years set out below:

	Redemption price
Year	8.0% Senior Notes	9.75% Senior Notes	9.875% Senior Notes	8.375% Senior Notes
2011	104.000%	N.A.	N.A.	N.A.
2012	102.660%	N.A.	N.A.	N.A.
2013	101.330%	104.875%	N.A.	N.A.
2014	100.000%	102.437%	104.938%	N.A.
2015	100.000%	100.000%	102.469%	104.188%
2016	100.000%	100.000%	100.000%	102.792%
2017	N.A.	100.000%	100.000%	101.396%
2018 and thereafter	N.A.	100.000%	100.000%	100.000%

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specific changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UPCB Finance Senior Secured Notes

On January 20, 2010, UPCB Finance Limited (UPCB Finance), a special purpose financing company created for the primary purpose of issuing senior notes and owned 100% by a charitable trust, issued €500.0 million ($668.3 million) principal amount of 7.625% senior secured notes (the UPCB Finance Senior Secured Notes) at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). UPCB Finance used the proceeds from the UPCB Finance Senior Secured Notes, and available cash, to fund a new additional facility (Facility V) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, as the borrower. The proceeds from Facility V were used to reduce outstanding amounts under Facilities M and Q of the UPC Broadband Holding Bank Facility through (i) the purchase of €152.7 million ($215.6 million at the transaction date) of loans under Facility M by UPC Broadband Operations and (ii) the repayment of €347.3 million ($490.2 million at the transaction date) of borrowings under Facility Q.

UPCB Finance is dependent on payments from UPC Financing under Facility V in order to service its payment obligations under the UPCB Finance Senior Secured Notes. Although UPC Financing has no equity or voting interest in UPCB Finance, the Facility V loan creates a variable interest in UPCB Finance for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate UPCB Finance following the issuance of the UPCB Finance Senior Secured Notes. Accordingly, the amounts outstanding under Facility V eliminate in UPC Holding’s and LGI’s consolidated financial statements.

The UPCB Finance Senior Secured Notes have been issued pursuant to an indenture (the UPCB Finance Indenture), dated January 20, 2010. Facility V is made pursuant to an additional Facility V accession agreement (the Facility V Accession Agreement). Pursuant to the Facility V Accession Agreement, the call provisions, maturity and applicable interest rate for Facility V are the same as those of the UPCB Finance Senior Secured Notes. UPCB

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Finance, as a lender under the UPC Broadband Holding Bank Facility, is treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the UPCB Finance Indenture and the security interests over (i) all of the issued shares of UPCB Finance and (ii) Facility V, granted to secure UPCB Finance’s obligations under the UPCB Finance Senior Secured Notes, the holders of the UPCB Finance Senior Secured Notes are provided indirectly with the benefits, rights, protections and covenants, granted to UPCB Finance as a lender under the UPC Broadband Holding Bank Facility.

UPCB Finance is prohibited from incurring any additional indebtedness, subject to certain exceptions under the UPCB Finance Indenture.

The UPCB Finance Senior Secured Notes, which mature on January 15, 2020, are non-callable until January 15, 2015. At any time prior to January 15, 2015, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Facility V), UPCB Finance will redeem an aggregate principal amount of the UPCB Finance Senior Secured Notes equal to the amount of Facility V prepaid, at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on January 15, 2015, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through January 15, 2015, computed using the discount rate specified in the UPCB Finance Indenture, over (b) the principal amount of the UPCB Finance Senior Secured Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in the UPCB Finance Indenture), if any, to the applicable redemption date.

On or after January 15, 2015, upon the occurrence of an Early Redemption Event, UPCB Finance may redeem an aggregate principal amount of the UPCB Finance Senior Secured Notes equal to the principal amount of Facility V prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on January 15 of the years set forth below:

Year	Redemption Price
2015	103.813%
2016	102.542%
2017	101.271%
2018 and thereafter	100.000%

Unitymedia Senior Notes

On November 20, 2009, Unitymedia issued (i) €1,430.0 million ($1,911.3 million) principal amount of 8.125% senior secured notes (the UM Euro Senior Secured Notes) at an issue price of 97.844%, resulting in cash proceeds of €1,399.2 million ($2,077.8 million at the transaction date) before transaction costs, (ii) $845.0 million principal amount of 8.125% senior secured notes (the UM Dollar Senior Secured Notes and, together with the UM Euro Senior Secured Notes, the UM Senior Secured Notes) at an issue price of 97.844%, resulting in cash proceeds of $826.8 million before transaction costs and (iii) €665.0 million ($888.8 million) principal amount of 9.625% senior notes (the UM Senior Notes and together with the UM Senior Secured Notes, the Unitymedia Senior Notes) at an issue price of 97.652%, resulting in cash proceeds of €649.4 million ($964.3 million at the transaction date) before transaction costs. The net proceeds from the sale of the Unitymedia Senior Notes ($3,773.5 million at the transaction date) were placed into two escrow accounts. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price (see note 4). On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

the repayment of Old Unitymedia’s then-existing indebtedness, (ii) the obligations under the UM Senior Secured Notes were assumed by Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen) and Unitymedia NRW GmbH (Unitymedia NRW) and (iii) the obligations under the UM Senior Notes were assumed by Old Unitymedia (collectively, the Unitymedia Debt Pushdown). Unitymedia Hessen and Unitymedia NRW (the Senior Secured Notes Co-Issuers) are subsidiaries of Unitymedia. In connection with the issuance of the Unitymedia Senior Notes, we incurred commissions and expenses, including legal, accounting and other professional fees, of $104.0 million.

The UM Senior Secured Notes and the UM Senior Notes are senior obligations of the UM Senior Secured Notes Co-Issuers and Unitymedia (each an Issuer), respectively, that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of the UM Senior Secured Notes Co-Issuers. The UM Senior Secured Notes are secured by a first-ranking pledge over the shares of the UM Senior Secured Notes Co-Issuers and certain other asset security of certain subsidiaries of Unitymedia. The UM Senior Notes are secured by a first-ranking pledge of Unitymedia and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia.

The Unitymedia Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($33.4 million) or more in the aggregate of an Issuer or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the Unitymedia Senior Notes.

The Unitymedia Senior Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the applicable indenture.

The details of the Unitymedia Senior Notes are summarized in the following table:

			December 31, 2010
			Outstanding principal amount
Unitymedia Senior Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UM Euro Senior Secured Notes	December 2017	8.125%	€1,430.0	$1,911.3	$2,026.7	$1,874.3
UM Dollar Senior Secured Notes	December 2017	8.125%	$845.0	845.0	896.0	828.9
UM Senior Notes	December 2019	9.625%	€665.0	888.8	975.5	869.4

				$3,645.1	$3,898.2	$3,572.6

(a)	Amounts include the impact of discounts.

At any time prior to December 1, 2012 in the case of the UM Senior Secured Notes and December 1, 2014 in the case of the UM Senior Notes, the Issuer may redeem some or all of the Unitymedia Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on December 1, 2012 and December 1, 2014, respectively, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through December 1, 2012 and December 1, 2014, respectively, computed using the discount rate specified in the applicable indenture, over (b) the principal amount of the applicable Unitymedia Senior Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The Issuer may redeem some or all of the Unitymedia Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on December 1 of the years set out below:

	Redemption Price
Year	UM Senior Secured Notes	UM Senior Notes
2012	108.125%	N.A.
2013	104.063%	N.A.
2014	102.031%	104.813%
2015	100.000%	103.208%
2016	100.000%	101.604%
2017 and thereafter	100.000%	100.000%

In addition, at any time prior to December 1, 2012, the Issuer may redeem up to 35% of the Unitymedia Senior Notes (at a redemption price of 108.125% of the principal amount in the case of the UM Senior Secured Notes and 109.625% of the principal amount in the case of the UM Senior Notes) with the net proceeds from one or more specified equity offerings.

At any time prior to November 20, 2012, the Issuer has the option, following completion of a UPC Exchange Transaction (as defined below), to redeem all, but not less than all, of the Unitymedia Senior Notes. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be (i) 101% if such redemption is on or before November 20, 2011 or (ii) 102% if such redemption is after November 20, 2011. A UPC Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior notes issued by UPC Broadband Holding or UPC Holding, as applicable, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of Unitymedia Senior Notes to participate in the exchange offer), offered in exchange for Unitymedia Senior Notes.

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

Unitymedia Revolving Credit Facility

On December 21, 2009, Unitymedia entered into an €80.0 million ($106.9 million) secured revolving credit facility agreement with certain lenders (the Unitymedia Revolving Credit Facility). The interest rate for the Unitymedia Revolving Credit Facility is EURIBOR plus a margin of 3.75%. Borrowings under the Unitymedia Revolving Credit Facility, which mature on December 31, 2014, may be used for general corporate and working capital purposes. Upon completion of the Unitymedia Debt Pushdown, the obligations of Unitymedia were assumed by Unitymedia Hessen and Unitymedia NRW. In addition to customary restrictive covenants and events of default, the Unitymedia Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the Unitymedia Revolving Credit Facility. The Unitymedia Revolving Credit Facility is secured by a pledge over the shares of the borrower and certain other asset security of certain subsidiaries of Unitymedia. The Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior credit facility of Telenet NV and Telenet International Finance S.a.r.l. (Telenet International), a subsidiary of Telenet NV.

2010 Transactions. On October 4, 2010, Telenet NV entered into seven new additional facility accession agreements (the Additional Facility G, H, I, J, K, L1 and L2 Accession Agreements, together the Additional Facility Accession Agreements) under the Telenet Credit Facility. Pursuant to the Additional Facility Accession Agreements, certain existing Telenet Facility A, B1, B2A, B2B, C, D, E1, E2 and F lenders (the Rolling Lenders) rolled substantially all of their existing commitments under the Telenet Credit Facility into new term loan facilities (Telenet Facilities G, H, I, J, K, L1 and L2). The Rolling Lenders novated their existing Telenet Facility A, B1, B2A, B2B, C, D, E1, E2 and F commitments to Telenet Luxembourg Finance Center S.a.r.l. (Telenet Luxembourg), a subsidiary of Telenet NV, and entered into the new Telenet Facilities G, H, I, J, K, L1 and L2. Telenet Luxembourg, the initial lender under the Additional Facility Accession Agreements, novated its Telenet Facility G, H, I, J, K, L1 and L2 commitments to the Rolling Lenders. The novation process was completed on October 12, 2010. On October 29, 2010, the remainder of Telenet Facilities B and F were redeemed. In connection with the completion of these transactions, third-party costs of $2.4 million were charged to expense during the fourth quarter of 2010 and are included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

In connection with the Additional Facility Accession Agreements, Telenet NV entered into a supplemental agreement, dated October 4, 2010 (the Supplemental Agreement), amending the Telenet Credit Facility. The Supplemental Agreement provides that no new additional facility may be executed under the Telenet Credit Facility unless either (a) the average maturity date of the additional facility (taking into account any scheduled amortization and any voluntary or mandatory cancellation which is anticipated when the additional facility is arranged) is no earlier than July 31, 2017 or (b) after giving effect to the utilization in full of such additional facility the ratio of Net Total Debt to Consolidated Annualized EBITDA (as defined in the Telenet Facility Agreement) would not be greater than 4:1.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The following table provides details of the Telenet Credit Facility after the completion of the above transactions and the issuance and use of proceeds from the Telenet Finance Senior Secured Notes as described below:

		December 31, 2010
			Facility amount		Unused borrowing capacity	Outstanding principal amount
Facility	Final maturity	Interest Rate	Borrowing currency	U.S. $ equivalent
			in millions
Term Loan – Facility G	July 2017	EURIBOR + 3.75%	€1,470.5	$1,965.6	$—	$1,965.6
Term Loan – Facility J	August 2015	EURIBOR + 2.75%	79.3	105.9	—	105.9
Term Loan – Facility K	December 2014	EURIBOR + 3.00%	158.0	211.2	—	211.2
Term Loan – Facility L1	March 2015	EURIBOR + 3.50%	208.5	278.6	—	278.6
Term Loan – Facility M (a)	November 2020	6.375%	500.0	668.3	—	668.3
Term Loan – Facility N (a)	November 2016	5.30%	100.0	133.7	—	133.7
Revolving Facility	August 2014	EURIBOR + 2.13%	175.0	233.9	233.9	—
Elimination of Facility M and N in consolidation (a)			(600.0)	(802.0)	—	(802.0)

Total Telenet Credit Facility			€2,091.3	$2,795.2	$233.9	$2,561.3

(a)	See discussion below regarding the elimination of the amounts outstanding under Telenet Facilities M and N through the consolidation of Telenet Finance and Telenet Finance II, respectively, each as defined below, within LGI’s consolidated financial statements.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the Telenet Credit Facility. Under the Telenet Credit Facility, members of the borrower group are permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet NV and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet NV, Telenet and certain other Telenet subsidiaries.

2009 Transactions. In June 2009, Telenet NV amended the Telenet Credit Facility, whereby the then-existing undrawn Telenet Facility B2, which was then available to be drawn up to June 30, 2009, was split into two separate facilities: (i) a €135.0 million ($180.4 million) term loan facility (Telenet Facility B2A), which was then available to be drawn up to and including June 30, 2010, and (ii) a €90.0 million ($120.3 million) term loan facility (Telenet Facility B2B), which was drawn in full on June 29, 2009. The applicable terms and conditions of Telenet Facility B2A and Telenet Facility B2B are the same as Telenet Facility B2.

The Revolving Facility under the Telenet Credit Facility has a commitment fee on undrawn and uncancelled commitments of 40% of the applicable margin of the Revolving Facility subject to a maximum of 0.75%.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

On August 25, 2009, pursuant to various additional facility accession agreements, new Telenet Facilities D, E1, E2 and F (collectively, the 2009 Telenet Facilities) were executed under the Telenet Credit Facility. All of the 2009 Telenet Facilities are euro-denominated term loan facilities.

In connection with the completion of the 2009 Telenet Facilities, certain of the lenders under the existing Telenet Facilities A, B1, B2A, B2B and C novated their commitments to Telenet Mobile NV, a wholly-owned subsidiary of Telenet, and entered into the 2009 Telenet Facilities. As a result, during the third quarter of 2009, total commitments of €452.8 million ($605.2 million), €238.5 million ($318.8 million), €90.0 million ($120.3 million), €90.0 million and €979.2 million ($1,308.7 million) under Telenet Facilities A, B1, B2A, B2B and C, respectively, were rolled into the 2009 Telenet Facilities. Among other matters, the completion of the 2009 Telenet Facilities resulted in the extension of a significant portion of the maturities under the Telenet Credit Facility.

In addition, to permit the entry into the 2009 Telenet Facilities, certain amendments were made to the Telenet Credit Facility and intercreditor agreement, pursuant to an amendment and waiver request, which was effective August 25, 2009 (the Amendment Letter). Pursuant to the Amendment Letter, the Telenet Credit Facility was also amended to permit certain capital decreases and related transactions.

In connection with the completion of the 2009 Telenet Facilities described above, third-party costs aggregating $8.6 million were charged to expense during 2009 and are included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

Telenet Finance Senior Secured Notes

Telenet Finance Luxembourg S.C.A. (Telenet Finance), is a special purpose financing company created for the primary purpose of issuing senior notes and is owned 99.9% by a foundation established under the laws of the Netherlands and 0.01% by a Luxembourg private limited liability company as general partner. On November 3, 2010, Telenet Finance issued €500.0 million ($668.3 million) principal amount of 6.375% senior secured notes (the Telenet Finance Senior Notes) due November 15, 2020. Telenet Finance used the proceeds from the Telenet Finance Senior Notes to fund a new additional facility (Telenet Facility M) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International used €201.7 million ($269.6 million) of the proceeds from Telenet Facility M to reduce outstanding amounts under Facilities H, I and L2 of the Telenet Credit Facility, and to service certain payments to Telenet Finance under agreements related to Telenet Facility M and the Telenet Finance Senior Notes. The remainder of the proceeds from the Telenet Facility M will be used for the general corporate purposes of Telenet.

Telenet Finance Luxembourg II S.A. (Telenet Finance II), is a special purpose financing company created for the primary purpose of issuing senior notes and is owned by a foundation established under the laws of the Netherlands. On November 26, 2010, Telenet Finance II issued €100.0 million ($133.7 million) principal amount of 5.3% senior secured notes (the Telenet Finance II Senior Notes and, together with the Telenet Finance Senior Notes, the Telenet Finance Senior Secured Notes) at an original issue price of 101.75% due November 15, 2016. Telenet Finance II used the proceeds from the Telenet Finance II Senior Notes to fund an additional facility (Telenet Facility N) under the Telenet Credit Facility, with Telenet International as the borrower.

In connection with the aforementioned repayments of certain borrowings under the Telenet Credit Facility, deferred financing fees of $3.1 million were written off during the fourth quarter of 2010 and are included in losses on debt modifications and extinguishments, net, in our consolidated statement of operations.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Telenet Finance and Telenet Finance II are dependent on payments from Telenet International under Telenet Facility M and Telenet Facility N, respectively, in order to service payment obligations under the Telenet Finance Senior Secured Notes. Although Telenet International has no equity or voting interests in Telenet Finance or Telenet Finance II, Telenet Facility M and Telenet Facility N create variable interests in Telenet Finance and Telenet Finance II, respectively, for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate Telenet Finance and Telenet Finance II following the issuance of the Telenet Finance Senior Notes and the Telenet Finance II Senior Notes, respectively. Accordingly, the amounts outstanding under both Telenet Facility M and Telenet Facility N have been eliminated in our consolidated financial statements.

The Telenet Finance Senior Notes have been issued pursuant to an indenture dated November 3, 2010 (the Telenet Finance Indenture) and the Telenet Finance II Senior Notes have been issued pursuant to a trust deed dated November 26, 2010 (the Telenet Finance II Trust Deed). Telenet Facility M and Telenet Facility N are made pursuant to two separate accession agreements, the Telenet Facility M Accession Agreement and the Telenet Facility N Accession Agreement, respectively. Pursuant to the Telenet Facility M Accession Agreement and the Telenet Facility N Accession Agreement, the call provisions, maturity and applicable interest rate for Telenet Facility M and Telenet Facility N, respectively, are the same as those of the Telenet Finance Senior Secured Notes. Telenet Finance and Telenet Finance II, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the Telenet Finance Indenture and the Telenet Finance II Trust Deed and the security interests over (i) all of the issued shares of Telenet Finance and Telenet Finance II and (ii) Telenet Facility M and Telenet Facility N, granted to secure the obligations of Telenet Finance and Telenet Finance II under the Telenet Finance Senior Notes and the Telenet Finance II Senior Notes, respectively, the holders of the Telenet Finance Senior Notes and the Telenet Finance II Senior Notes are provided indirectly with the benefits, rights, protections and covenants, granted to Telenet Finance and Telenet Finance II, respectively, as lenders under the Telenet Credit Facility.

Telenet Finance and Telenet Finance II are prohibited from incurring any additional indebtedness, subject to certain exceptions under the Telenet Finance Indenture and the Telenet Finance II Trust Deed, respectively.

The Telenet Finance II Senior Notes may not be redeemed prior to November 15, 2013.

At any time prior to November 15, 2015, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Telenet Facility M), Telenet Finance will redeem an aggregate principal amount of the Telenet Finance Senior Notes equal to the amount of the Telenet Facility M prepaid, at a redemption price equal to 100% of the principal amount of Telenet Finance Senior Notes redeemed plus the applicable make-whole premium, and accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture or trust deed), if any, to the date of redemption, subject to the rights of holders of the Telenet Finance Senior Notes on the relevant record date to receive interest due on the relevant interest payment date.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

On or after November 15, 2015, upon the prepayment of Telenet Facility M, Telenet Finance will redeem an aggregate principal amount of the Telenet Finance Senior Notes equal to the principal amount of Telenet Facility M prepaid and, on or after November 15, 2013, Telenet Finance II, upon the prepayment of Telenet Facility N, will redeem all of the Telenet Finance II Senior Notes, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and, in the case of the Telenet Finance Senior Notes, Additional Amounts (as defined in the Telenet Finance Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on November 15 of the years set forth below:

	Redemption Price
Year	Telenet Finance Senior Notes	Telenet Finance II Senior Notes
2013	N.A.	102.65%
2014	N.A.	101.77%
2015	103.188%	100.88%
2016	102.125%	100.00%
2017	101.063%	N.A.
2018 and thereafter	100.000%	N.A.

The details of the Telenet Finance Senior Secured Notes are summarized in the following table:

		December 31, 2010
		Outstanding principal amount
Telenet Finance Senior Secured Notes	Maturity	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions

Telenet Finance Senior Notes	November 2020	€500.0	$668.3	$677.9	$668.3
Telenet Finance II Senior Notes	November 2016	100.0	133.7	134.8	136.0

		€600.0	$802.0	$812.7	$804.3

(a)	Amounts include the impact of premiums, where applicable.

Telenet Capital Lease Obligations

At December 31, 2010 and 2009, Telenet’s capital lease obligations included €272.0 million ($363.5 million) and €273.9 million ($366.1 million), respectively, associated with Telenet’s lease of the Telenet PICs Network. For additional information, see note 4.

Austar Bank Facility

The Austar senior facility agreement, as amended, is the senior credit facility of Austar Entertainment (the Austar Bank Facility). The Austar Bank Facility provides for (i) a AUD 225.0 million ($230.2 million) term loan (Austar Tranche A), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2011 with respect to AUD 49.0 million ($50.1 million) and in August 2014 with respect to AUD 176.0 million (180.1 million), (ii) a AUD 500.0 million ($511.5 million) term loan (Austar Tranche B), which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013 and (iii) a AUD 100.0 million ($102.3 million) revolving facility (the Austar Revolving Facility), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($25.6 million) working capital facility, which bears interest

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Revolving Facility has a commitment fee on undrawn and uncancelled balances of 0.5% per year. As of December 31, 2010, Austar Tranche A, Austar Tranche B and the working capital facility were drawn in full and the Austar Revolving Facility had unused borrowing capacity of AUD 75.1 million ($76.8 million).

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Austar and its subsidiaries, the Austar Bank Facility requires compliance with various financial covenants including (i) Net Total Debt to EBITDA and (ii) EBITDA to Total Interest Expense, each capitalized term as defined in the Austar Bank Facility. The Austar Bank Facility is secured by pledges over (i) Austar Entertainment shares, (ii) shares of certain of Austar’s subsidiaries and (iii) certain other assets of Austar and certain of its subsidiaries. The Austar Bank Facility is also guaranteed by Austar Entertainment and certain of its subsidiaries.

In December 2010, Austar Entertainment amended the Austar Bank Facility to extend the maturity dates of Austar Tranche A, Austar Tranche B and the Austar Revolving Facility through a “forward start” structure. Under the terms of the amendment, a new Austar Tranche C1, with a principal amount of AUD 174.5 million ($178.5 million) and a new Austar Tranche C2, with a principal amount of AUD 387.9 million ($396.8 million) were created and will be available to be drawn, at Austar Entertainment’s option, upon the final maturities of Austar Tranche A and Austar Tranche B in August 2011 and August 2013, respectively. In addition, (i) a new revolving facility (Austar Tranche R), with a principal amount of AUD 77.6 million ($79.4 million) was also created and will be available to be drawn, at Austar Entertainment’s option, upon the final maturity of the Austar Revolving Facility in August 2012 and (ii) the maturity date of the working capital facility was extended from August 2012. Austar Tranche C1, C2, R and the working capital facility each mature on December 20, 2015 and each bear interest at BBSY plus margins ranging from 2.3% to 3.5%. Prior to the respective “forward start” date, (i) the commitment fee on Austar Tranche C1 ranges from 1.4% to 2.1% per year of the outstanding borrowings under Austar Tranche A, (ii) the commitment fee on Austar Tranche C2 ranges from 1.0% to 1.8% per year of the outstanding borrowings under Austar Tranche B and (iii) the commitment fee on Austar Tranche R ranges from 1.4% to 2.1% per year of the outstanding borrowings under the Austar Revolving Facility. Once available to be drawn, Austar Tranche R will have a commitment fee on undrawn and uncancelled balances of 0.5%.

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($668.3 million) principal amount of 1.75% euro-denominated convertible senior notes due April 15, 2024. Interest is payable semi-annually on April 15 and October 15 of each year. The UGC Convertible Notes are senior unsecured obligations that rank equally in right of payment with all of UGC’s existing and future senior and unsecured indebtedness and ranks senior in right of payment to all of UGC’s existing and future subordinated indebtedness. The UGC Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of UGC’s subsidiaries. The indenture governing the UGC Convertible Notes, which does not contain any financial or operating covenants, provides that an acceleration of indebtedness in excess of €50 million ($66.8 million) of UGC or its Significant Subsidiaries (as defined in the indenture) is an event of default under the indenture for the UGC Convertible Notes.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

During May 2010, we repurchased €70.8 million ($86.9 million at the transaction dates) principal amount of the UGC Convertible Notes at an aggregate purchase price equal to 102.5% of face value, for a total of €72.6 million ($89.1 million at the transaction dates), including accrued interest thereon. The $10.7 million gain associated with the change in fair value of the repurchased UGC Convertible Notes from December 31, 2009 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of operations.

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at an aggregate purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The $25.9 million gain associated with the change in fair value of the repurchased UGC Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of operations.

At December 31, 2010, the outstanding principal amount of the UGC Convertible Notes was €328.2 million ($438.7 million) and the UGC Convertible Notes were convertible into 7,329,018 LGI Series A shares and 7,249,544 LGI Series C shares, which is equivalent to a conversion rate of 22.3309 shares of LGI Series A common stock and 22.0888 shares of LGI Series C common stock for each €1,000 principal amount of UGC Convertible Notes.

Holders of the UGC Convertible Notes may surrender their notes for conversion prior to maturity in the following circumstances: (i) the price of LGI Series A common stock reaches a specified threshold, (ii) the combined price of LGI Series A and Series C common stock reaches a specified threshold, (iii) UGC has called the UGC Convertible Notes for redemption, (iv) the trading price for the UGC Convertible Notes falls below either of two specified thresholds, (v) we make certain distributions to holders of LGI Series A common stock or (vi) specified corporate transactions occur. UGC may elect to settle a conversion with (i) shares of LGI Series A common stock at the applicable conversion rate, the cash value thereof or a combination of the two and (ii) shares of LGI Series C common stock at the applicable conversion rate.

The UGC Convertible Notes are measured at fair value. Our assessments of the fair value of the UGC Convertible Notes include estimated credit risk components of $2.1 million and $31.8 million at December 31, 2010 and 2009, respectively. These credit risk components are estimated as the difference between (i) the fair value of the UGC Convertible Notes and (ii) the value of the UGC Convertible Notes derived by holding all other inputs constant and replacing the market credit spread with a credit spread of nil. The estimated change in UGC’s credit risk resulted in gains (losses) of ($27.7 million), ($82.9 million) and $111.9 million during 2010, 2009 and 2008, respectively. These amounts are included in realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, in our consolidated statements of operations. For information regarding our fair value measurements, see note 8.

Chellomedia Bank Facility

The senior secured credit facility of Chellomedia PFH (the Chellomedia Bank Facility), a subsidiary of Chellomedia, provides the terms and conditions upon which the lenders have made available to Chellomedia PFH (i) two euro-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2010 of €100.8 million ($134.7 million), (ii) two U.S. dollar-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2010 of $86.4 million, (iii) a delayed draw facility due in 2013 with outstanding borrowings at December 31, 2010 of €24.3 million ($32.4 million) and (iv) a revolving facility (which may also be drawn in Hungarian forints) due in 2012. As of December 31, 2010, the four

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

term facilities and the delayed draw facility have been drawn in full. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.50% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR). The revolving facility has a commitment fee on unused and uncancelled balances of 0.75% per year.

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

Liberty Puerto Rico Bank Facility

Liberty Puerto Rico’s bank facility (the Liberty Puerto Rico Bank Facility) provides for (i) a $150 million amortizing term loan (the LPR Term Loan), (ii) a $20 million amortizing delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility may be used to fund the general corporate and working capital requirements of Liberty Puerto Rico. All amounts borrowed under the Liberty Puerto Rico Bank Facility bear interest at a margin of 2.00% over LIBOR. The LPR Revolving Loan has a final maturity in 2013 and the LPR Term Loan and LPR Delayed Draw Term Loan each have a final maturity in 2014. The LPR Revolving Loan has a commitment fee on unused and uncancelled balances of 0.5% per year.

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

December 31, 2010, 2009 and 2008

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2010 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2010 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (a)	Unitymedia	Telenet (b)	Austar	Other (c)	Total
	in millions
Year ended December 31:
2011	$—	$0.2	$—	$—	$51.6	$445.8	$497.6
2012	—	0.2	—	—	5.7	5.2	11.1
2013	—	256.4	—	—	114.7	250.8	621.9
2014	—	1,114.5	106.9	211.2	—	160.1	1,592.7
2015	—	388.6	—	384.6	619.6	0.8	1,393.6
Thereafter	935.0	8,971.2	3,645.1	2,854.7	—	1,173.6	17,579.6

Total debt maturities	935.0	10,731.1	3,752.0	3,450.5	791.6	2,036.3	21,696.5
Fair value adjustment and unamortized premium and discount	(274.5)	(73.4)	(72.5)	2.3	—	75.9	(342.2)

Total debt	$660.5	$10,657.7	$3,679.5	$3,452.8	$791.6	$2,112.2	$21,354.3

Current portion	$—	$0.2	$—	$—	$51.6	$521.7	$573.5

Noncurrent portion	$660.5	$10,657.5	$3,679.5	$3,452.8	$740.0	$1,590.5	$20,780.8

(a)	Amounts include senior secured notes issued by a special purpose entity that is consolidated by UPC Holding.

(b)	Amounts included senior secured notes issued by special purpose entities that are consolidated by Telenet.

(c)	The 2011 amount includes the €328.2 million ($438.7 million) principal amount outstanding under the UGC Convertible Notes. Although the final maturity date of the UGC Convertible Notes is April 15, 2024, holders have the right to tender all or part of their UGC Convertible Notes for purchase by UGC on April 15, 2011, April 15, 2014 and April 15, 2019, for a purchase price in euros equal to 100% of the principal amount.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
2011	$68.8	$62.7	$5.2	$136.7
2012	66.7	60.8	3.9	131.4
2013	65.9	57.1	3.5	126.5
2014	65.9	55.3	3.4	124.6
2015	65.9	50.2	3.3	119.4
Thereafter	955.8	285.6	35.1	1,276.5

	1,289.0	571.7	54.4	1,915.1
Amounts representing interest	(621.0)	(164.4)	(21.4)	(806.8)

Present value of net minimum lease payments	$668.0	$407.3	$33.0	$1,108.3

Current portion	$18.1	$37.0	$3.1	$58.2

Noncurrent portion	$649.9	$370.3	$29.9	$1,050.1

Non-cash Refinancing Transactions

During 2010, 2009 and 2008, we completed certain refinancing transactions that resulted in non-cash borrowings and repayments of debt aggregating $4,205.3 million, $5,585.0 million and $389.0 million, respectively.

Subsequent Events

For information regarding certain financing transactions completed subsequent to December 31, 2010, see note 21.

(11)	Income Taxes

LGI files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2010:
Continuing operations:
Federal	$722.8	$(652.6)	$70.2
State and local	21.2	(20.7)	0.5
Foreign	(37.1)	191.3	154.2

Total — continuing operations	$706.9	$(482.0)	$224.9

Discontinued operations	$(1,208.8)	$385.7	$(823.1)

Year ended December 31, 2009:
Continuing operations:
Federal	$10.4	$446.9	$457.3
State and local	2.5	18.8	21.3
Foreign	(25.8)	334.2	308.4

Total — continuing operations	$(12.9)	$799.9	$787.0

Discontinued operations	$(264.5)	$(288.5)	$(553.0)

Year ended December 31, 2008:
Continuing operations:
Federal	$(2.3)	$(80.8)	$(83.1)
State and local	(1.0)	(4.6)	(5.6)
Foreign	(30.2)	(178.0)	(208.2)

Total — continuing operations	$(33.5)	$(263.4)	$(296.9)

Discontinued operations	$(170.1)	$32.2	$(137.9)

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2010	2009	2008
	in millions

Computed “expected” tax benefit	$385.3	$297.2	$163.3
International rate differences	(95.2)	(126.3)	(99.1)
Non-deductible or non-taxable interest and other expenses	(79.1)	(23.2)	(57.7)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(22.6)	357.5	(24.5)
Recognition of previously unrecognized tax benefits	17.5	17.5	—
Change in valuation allowance	15.8	244.3	(197.9)
Change in tax status of foreign consolidated subsidiary	11.5	—	(32.8)
Enacted tax law and rate changes	(6.0)	(3.1)	(10.6)
Foreign taxes	(5.6)	3.3	(8.5)
Impairment of goodwill	(5.5)	(18.7)	(22.8)
State and local income taxes, net of federal income taxes	1.5	32.6	(3.7)
Other, net	7.3	5.9	(2.6)

	$224.9	$787.0	$(296.9)

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
	in millions

Current deferred tax assets	$300.1	$504.2
Non-current deferred tax assets	492.7	461.4
Current deferred tax liabilities	(1.4)	(1.1)
Non-current deferred tax liabilities	(1,129.7)	(890.5)

Net deferred tax asset (liability)	$(338.3)	$74.0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2010	2009
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$2,602.8	$2,815.0
Debt	351.4	267.4
Property and equipment, net	144.2	113.3
Derivative instruments	88.5	104.8
Stock-based compensation	63.6	80.4
Intangible assets	40.7	17.7
Deferred revenue	19.1	241.4
Other future deductible amounts	220.0	235.4

Deferred tax assets	3,530.3	3,875.4
Valuation allowance	(1,828.3)	(1,919.0)

Deferred tax assets, net of valuation allowance	1,702.0	1,956.4

Deferred tax liabilities:
Property and equipment, net	(874.2)	(413.9)
Intangible assets	(576.4)	(654.6)
Investments	(247.2)	(500.9)
Derivative instruments	(233.2)	(212.6)
Other future taxable amounts	(109.3)	(100.4)

Deferred tax liabilities	(2,040.3)	(1,882.4)

Net deferred tax asset (liability)	$(338.3)	$74.0

Our deferred income tax valuation allowance decreased $90.7 million in 2010. This decrease reflects the net effect of (i) foreign currency translation adjustments, (ii) acquisitions and similar transactions, (iii) the net tax benefit related to our continuing operations of $15.8 million and (iv) other.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The significant components of our tax loss carryforwards and related tax assets at December 31, 2010 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

The Netherlands	$5,212.0	$1,303.0	2011-2019
Germany	1,668.4	260.2	Indefinite
Luxembourg	967.7	278.7	Indefinite
Australia	745.1	223.5	Indefinite
France	618.8	213.0	Indefinite
Ireland	480.5	60.1	Indefinite
Belgium	325.7	110.7	Indefinite
Switzerland	274.3	56.6	2011-2017
Hungary	192.5	19.2	Indefinite
Austria	129.3	32.3	Indefinite
Romania	74.9	12.0	2011-2016
Chile	54.6	10.9	Indefinite
Spain	24.4	7.3	2020-2025
United Kingdom	20.2	5.5	Indefinite
Other	36.3	9.8	Various

Total	$10,824.7	$2,602.8

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $7.3 million at December 31, 2010, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests. We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2010, U.S. and non-U.S. income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $135.0 million of cumulative temporary differences (including, for this purpose, any difference between the aggregate tax basis in stock of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. income and withholding tax that would arise upon a reversal of the temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of income and withholding tax that might be payable.

A controlled foreign subsidiary of a U.S. corporation is considered to be a “controlled foreign corporation” (CFC) under U.S. tax law. In general, our pro rata share of certain income earned by our CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Through our subsidiaries, we maintain a presence in many foreign countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.S. We have accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax our and our subsidiaries’ current and future operations.

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

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2004 are no longer subject to examination by tax authorities. Certain of our foreign subsidiaries are also currently involved in income tax examinations in various foreign jurisdictions in which we operate, including Belgium (2008), Czech Republic (2006 — 2008), Germany (2005 — 2007), Hungary (2005 — 2008), Romania (2007), Spain (2006 — 2008), Switzerland (2005 — 2008), and the United Kingdom (2004 — 2009). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The changes in our unrecognized tax benefits are summarized below:

	2010	2009	2008
	in millions

Balance at January 1	$400.6	$424.6	$570.0
Reduction related to the sale of the J:COM Disposal Group	(176.7)	—	—
Additions based on tax positions related to the current year	173.0	60.5	72.9
Additions for tax positions of prior years	125.9	8.6	86.3
Reductions for tax positions of prior years	(44.5)	(75.1)	(342.7)
Foreign currency translation	(2.0)	(2.4)	39.7
Lapse of statute of limitations	(1.3)	(15.6)	(1.6)

Balance at December 31	$475.0	$400.6	$424.6

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2010, our unrecognized tax benefits included $347.2 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2011, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2010. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during 2011.

During 2010, 2009 and 2008, the income tax benefit (expense) of our continuing operations includes net income tax benefit (expense) of $8.4 million, $0.6 million and ($3.4 million), respectively, and the income tax expense of our discontinued operations includes net income tax expense of ($1.7 million), ($10.2 million) and ($10.2 million), respectively, representing the net release (accrual) of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $3.2 million at December 31, 2010.

(12)	Equity

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

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

issued. At December 31, 2010, there were (i) 2,772,173, and 4,416,666 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 3,667,335 and 3,632,848 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs, (iii) 33,752,305 and 16,057,338 shares of LGI Series A and Series C common stock, respectively, reserved for issuance upon conversion of the LGI and UGC Convertible Notes and (iv) 3,236,745 and 3,168,398 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted share units (including PSUs, as defined in note 13). In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is issued (10,242,728 shares).

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

Private Placement

In November 2009, we sold 4,500,000 shares of our LGI Series A common stock and 1,500,000 shares of our LGI Series C common stock at $21.375 per share in a private placement transaction. The net proceeds of $126.6 million after deducting commissions were used to fund a portion of the Unitymedia Purchase Price.

Stock Repurchases

During 2010, 2009 and 2008, our board of directors authorized various stock repurchase programs. Under these plans, we were authorized to acquire up to the specified amount of our LGI Series A and Series C common stock from time to time through open market transactions or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our stock repurchase programs, which may be suspended or discontinued at any time, will depend on a variety of factors, including market conditions. As of December 31, 2010, the remaining amount authorized under our most recent program was $109.7 million. Subsequent to December 31, 2010, our board of directors authorized a new program of up to $1.0 billion for the repurchase of Series A common stock, Series C common stock, securities convertible into such stock or any combination of the foregoing, through open market and privately negotiated transactions, which may include derivative transactions.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The following table provides details of our stock repurchases during 2010, 2009 and 2008:

	LGI Series A common stock		LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased	Average price paid per share (a)	Total cost (a)
					in millions
Stock purchased pursuant to repurchase programs during:
2010	18,440,293	$27.07	13,887,284	$28.21	$890.9

2009	8,156,567	$18.36	15,547,602	$16.53	$406.8

2008	39,065,387	$30.24	35,084,656	$29.52	$2,217.1

(a)	Includes direct acquisition costs.

Subsidiary Stock Issuances, Dividends and Distributions

Telenet — On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($2.93 at the approval date) per share or approximately €249.9 million ($328.9 million at the approval date) based on Telenet’s outstanding ordinary shares as of June 30, 2010. This distribution, the payment of which was initiated on August 2, 2010, was accrued by Telenet during the second quarter of 2010 following shareholder approval. Our share of this capital distribution was approximately €125.8 million ($165.5 million at the transaction date) and the noncontrolling interest owners’ share was €124.1 million ($163.3 at the transaction date).

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

For information regarding a shareholder distribution announced by Telenet subsequent to December 31, 2010, see note 21.

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

Austar — During the fourth quarter of 2010, Austar’s board of directors approved a capital distribution of AUD 200.0 million ($204.6 million), subject to Austar’s completion of the sale of certain spectrum licenses and certain tax and regulatory approvals. As described in note 21, Austar completed the sale of the spectrum licenses on February 16, 2011. We expect that this capital distribution will occur during the first half of 2011 and that our share of this distribution will be AUD 108.4 million ($110.9 million).

On April 1, 2008, Austar issued 54,025,795 ordinary shares upon the vesting of certain Class B shares that were originally issued pursuant to an executive compensation plan. Proceeds of AUD 7.5 million ($7.1 million at

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

the average rate for the period) were received by Austar in conjunction with the repayment of the shareholders’ loans associated with the Class B shares. Subsequently, on May 13, 2008, 12,200,000 of these newly issued ordinary shares were purchased by another LGI subsidiary for aggregate cash consideration of AUD 15.3 million ($14.4 million at the transaction date). Also, Austar paid aggregate cash consideration of AUD 55.0 million ($51.9 million at the average rate for the period) to repurchase 46,303,184 of its ordinary shares from public shareholders during the second quarter of 2008 pursuant to a stock repurchase plan. As a result of the foregoing transactions, LGI’s ownership interest in Austar increased from 53.4% to 54.0%, and we recorded an increase to our goodwill of $50.6 million and a decrease to our additional paid-in capital of $8.6 million.

Other

During 2010, 2009 and 2008, we recorded adjustments to additional paid-in capital associated with the dilution of our ownership interests in, and the equity transactions of, certain of our subsidiaries and affiliates.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2010, a significant amount of our net assets represented net assets of our subsidiaries that were subject to such limitations.

(13)	Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Year ended December 31,
	2010	2009	2008
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$51.3	$64.6	$94.4
Other LGI stock-based incentive awards	42.8	42.4	44.0

Total LGI common stock	94.1	107.0	138.4
Telenet stock-based incentive awards	13.1	4.5	4.9
Austar Performance Plan	11.8	15.9	16.0
Other	3.8	2.4	(5.8)

Total	$122.8	$129.8	$153.5

Included in:
Continuing operations:
Operating expense	$10.7	$9.6	$9.6
SG&A expense	112.1	119.5	143.4

Total — continuing operations	122.8	129.1	153.0
Discontinued operations	—	0.7	0.5

Total	$122.8	$129.8	$153.5

(a)	Includes stock-based compensation expense related to the LGI Performance Plans (as defined below) and, for the 2010 periods, LGI performance-based restricted share units (PSUs). See below for information regarding the LGI Performance Plans and LGI PSUs.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The following table provides certain information related to stock-based compensation not yet recognized as of December 31, 2010:

	December 31, 2010
	LGI common stock (a)	LGI performance plans	LGI PSUs	Telenet Employee Stock Option Plans	Austar Performance Plan
Total compensation expense not yet recognized (in millions)	$65.1	$9.4	$16.2	$29.1	$3.0

Weighted average period remaining for expense recognition (in years)	2.6	0.5	1.5	2.8	0.5

(a)	Amounts relate to the LGI incentive plans (exclusive of amounts related to the LGI Performance Plans and LGI PSUs) and the UGC incentive plans described below.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Year ended December 31,
	2010	2009	2008
LGI common stock:
Assumptions used to estimate fair value of options and SARs granted:
Risk-free interest rate	1.26 – 3.47%	1.42 – 3.81%	2.48 – 3.96%
Expected life	3.2 – 9.0 years	3.2 – 8.2 years	4.5 – 6.0 years
Expected volatility	37.1 – 56.8%	43.0 – 56.8%	24.0 – 43.0%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$16.50	$8.08	$10.23
SARs	$9.70	$6.26	$9.84
Restricted shares	$24.68	$12.71	$35.42
PSUs	$27.95	$—	$—
Total intrinsic value of awards exercised (in millions):
Options	$74.7	$15.2	$12.1
SARs	$51.8	$4.4	$28.2
Cash received from exercise of options (in millions)	$70.8	$11.4	$17.9
Income tax benefit related to stock-based compensation (in millions)	$25.8	$32.8	$36.3

Stock Incentive Plans — LGI Common Stock

The LGI Incentive Plan

General. The Liberty Global, Inc. 2005 Incentive Plan, as amended and restated effective October 31, 2006 (the LGI Incentive Plan) is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, restricted share units, cash awards, performance awards or any combination of the foregoing under this incentive plan (collectively, awards).

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than four million shares of our common stock, of which no more than two million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards under the LGI Incentive Plan issued prior to June 2005 are fully vested and expire 10 years after the grant date. Awards (other than performance-based awards) under the LGI Incentive Plan issued after June 2005 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 14,836,837 shares available for grant as of December 31, 2010.

LGI Performance Plans. The LGI Senior Executive Performance Plan and the LGI Management Performance Plan (collectively the LGI Performance Plans) are five-year performance-based incentive plans for our senior executives and certain key employees, respectively. The LGI Performance Plans have a two-year performance period, which began January 1, 2007, and a three-year service period, which began January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on our achievement of specified compound annual growth rates (CAGR) in consolidated operating cash flow (see note 19), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the performance period.

Earned awards are paid in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, the compensation committee has the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. With the exception of an initial equity incentive award granted to a new hire in 2007, participants in the LGI Senior Executive Performance Plan were not eligible to receive and were not granted any equity incentive awards during the two-year performance period.

Following completion of the performance period, on February 18, 2009, the compensation committee determined that an OCF CAGR of approximately 15.5% had been achieved during the performance period. Based on this determination and after deducting forfeited awards, participants in the LGI Performance Plans that met minimum annual performance rating levels earned $316.5 million or 87.4% of their aggregate maximum achievable awards.

On February 18, 2009, the compensation committee determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the earned awards. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.2 million and granted on February 18, 2009 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,002,597 shares of LGI Series A common stock and

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

1,924,050 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vested on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The decision by the compensation committee to settle the second installment of each earned award with restricted share units represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the year ended December 31, 2009. Our stock-based compensation expense for the year ended December 31, 2009 also includes a reduction of $10.7 million related to the first quarter 2009 forfeiture of certain awards under the LGI Performance Plans.

On February 16, 2010, the compensation committee determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the performance plans) of LGI Series A common stock and 31,708 restricted plan shares of LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted an aggregate of 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock to settle the remaining balance of each participant’s earned award, which shares vest in three equal installments. In accordance with the LGI Performance Plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 and September 30, 2010 installments vested in full on those dates and the remaining restricted plan shares are scheduled to vest in equal installments on March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represents a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

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

LGI PSUs. In March 2010, the compensation committee determined to modify the equity incentive award component of our executive officers’ and other key employees’ compensation packages, whereby a target annual equity value would be set for each executive or key employee, of which approximately two-thirds will be delivered in the form of an annual award of PSUs and approximately one-third in the form of an annual award of SARs.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

Exchange Offer for LGI Options and SARs. On May 13, 2009, we commenced an option and SAR exchange offer for certain outstanding LGI equity awards (Eligible Awards) granted under the LGI Incentive Plan. Under the terms of the exchange offer, certain LGI employees, other than those of our senior executives who held Eligible Awards, were given the opportunity to exchange Eligible Awards for the grant of new SARs on a 2-for-1 basis (exchange two existing options or SARs for one new SAR). Pursuant to the exchange offer, which was completed on June 16, 2009, eligible participants tendered, and LGI accepted for cancellation and exchange, Eligible Awards consisting of options and SARs covering an aggregate of 1,789,210 shares of LGI Series A common stock and 1,787,810 shares of LGI Series C common stock from 170 participants, representing approximately 99% of the total Series A and Series C shares underlying the options and SARs eligible for exchange. On June 16, 2009, after the cancellation of the tendered Eligible Awards, LGI granted new SARs to the exchange offer participants in respect of 894,627 shares of LGI Series A common stock and 893,927 shares of LGI Series C common stock, as applicable. The new SARs have a base price equal to $14.73 per share and $14.50 per share of LGI Series A and Series C common stock, respectively, which represents the closing price of such stock on June 16, 2009. The new SARs (i) vest 12.5% on November 1, 2009 and then vest at a rate of 6.25% each quarter thereafter and (ii) expire on May 1, 2016. This exchange did not have a significant impact on our stock-based compensation expense for the year ended December 31, 2009.

The LGI Directors Incentive Plan

The Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan, as amended and restated effective November 1, 2006 (the LGI Directors Incentive Plan) is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board of directors and committees of our board of directors, and to encourage their investment in capital stock of our company. The LGI Directors Incentive Plan is administered by our full board of directors. Our board of directors has the full power and

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees. The compensation committee may grant non-qualified stock options, SARs, restricted shares and restricted share units or any combination of the foregoing under this incentive plan.

Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than five million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards (other than restricted shares and restricted share units) issued prior to June 2005 under the LGI Directors Incentive Plan vested on the first anniversary of the grant date and expire 10 years after the grant date. Awards (other than restricted shares and restricted share units) issued after June 2005 under the LGI Directors Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire 10 years after the grant date. Restricted shares and restricted share units vest on the date of the first annual meeting of stockholders following the grant date. The LGI Directors Incentive Plan had 9,139,108 shares available for grant as of December 31, 2010. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

The Transitional Plan

In 2004, options to acquire shares of LGI Series A, Series B and Series C common stock were issued to directors and employees of LGI International and directors and certain employees of Liberty Media pursuant to the LGI International Transitional Stock Adjustment Plan (the Transitional Plan). All such options are fully vested and no new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan, UGC Director Plans and UGC Employee Plan

Options, restricted shares and SARs were granted to employees and directors of UGC prior to June 2005 pursuant to these plans. All such awards are fully vested and no new grants will be made under these plans.

Stock Award Activity — LGI Common Stock

The following tables summarize the LGI stock award activity during 2010 under the LGI and UGC incentive plans, as described above. The tables also include activity related to LGI stock awards granted to directors and employees of Liberty Media under the Transitional Plan, as described above.

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,326,000	$19.90
Granted	44,195	$32.34
Expired or canceled	(26,591)	$73.90
Forfeited	(637)	$27.09
Exercised	(1,570,794)	$18.94

Outstanding at December 31, 2010	2,772,173	$20.12	2.6	$43.0

Exercisable at December 31, 2010	2,653,434	$19.85	2.3	$41.9

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Options — LGI Series B common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	887,227	$19.92
Exercised	(887,227)	$19.92

Outstanding at December 31, 2010	—	$—	—	$—

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	7,415,496	$18.61
Granted	45,676	$31.29
Expired or canceled	(26,187)	$70.55
Forfeited	(637)	$26.10
Exercised	(3,017,682)	$17.45

Outstanding at December 31, 2010	4,416,666	$19.22	2.8	$65.4

Exercisable at December 31, 2010	4,296,446	$19.04	2.7	$64.4

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,174,146	$16.98
Granted	1,591,888	$27.47
Expired or canceled	(35,582)	$33.99
Forfeited	(141,609)	$22.46
Exercised	(1,921,508)	$17.22

Outstanding at December 31, 2010	3,667,335	$21.04	5.1	$51.6

Exercisable at December 31, 2010	1,174,993	$19.13	3.6	$18.0

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	4,123,953	$16.57
Granted	1,591,888	$27.07
Expired or canceled	(38,718)	$30.73
Forfeited	(141,609)	$22.14
Exercised	(1,902,666)	$16.92

Outstanding at December 31, 2010	3,632,848	$20.62	5.2	$47.2

Exercisable at December 31, 2010	1,140,419	$18.39	3.6	$16.6

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Restricted shares and restricted share units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,474	$24.36
Granted	3,484,263	$24.89
Forfeited	(49,145)	$24.39
Released from restrictions	(1,454,960)	$25.03

Outstanding at December 31, 2010	2,691,632	$24.68	0.9

Restricted shares and restricted share units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	711,472	$23.37
Granted	3,374,809	$24.47
Forfeited	(48,380)	$23.79
Released from restrictions	(1,417,495)	$24.44

Outstanding at December 31, 2010	2,620,406	$24.19	0.9

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	—	$—
Granted	692,678	$28.14
Forfeited	(58,184)	$28.33

Outstanding at December 31, 2010	634,494	$28.12	1.5

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2010	—	$—
Granted	692,678	$27.75
Forfeited	(58,184)	$27.95

Outstanding at December 31, 2010	634,494	$27.74	1.5

At December 31, 2010, total SARs outstanding included 47,752 LGI Series A common stock capped SARs and 47,752 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Stock Incentive Plan — Austar Common Stock

Austar Performance Plan

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, which began on January 1, 2007, and a three-year service period, which began on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar’s achievement of specified CAGRs in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan, and the participant’s annual performance ratings during the performance period.

Earned awards are paid in six equal semi-annual installments on each March 31 and September 30, commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. Further, the remuneration committee of Austar’s board of directors has the discretion to reduce the unpaid balance of an earned award based on an assessment of the participant’s individual job performance during the service period. Each installment of the earned awards may be settled in cash, unrestricted shares of Austar, or any combination of the foregoing, or restricted share units may be issued at any time in respect of all or any portion of the remaining balance of an earned award, in each case at the discretion of the Austar remuneration committee.

Following completion of the performance period, on February 24, 2009, the Austar remuneration committee determined that an EBITDA CAGR of approximately 21.4% had been achieved during the performance period. Based on this determination, participants in the Austar Performance Plans that met minimum annual performance rating levels earned AUD 63.8 million ($65.3 million) or 100% of their aggregate maximum achievable awards.

During 2009, Austar paid cash aggregating AUD 10.6 million ($10.8 million) on both March 31 and September 30 to settle the first two installments of the awards earned under the Austar Performance Plan. On March 31, 2010, Austar paid cash aggregating AUD 2.0 million ($1.8 million at the average rate for the period) and granted 7,270,261 of its ordinary shares to settle the third installment of the awards earned. On September 30, 2010, Austar granted 11,257,151 of its ordinary shares to settle the fourth installment of awards earned. After deducting the first four semi-annual payments made during 2010 and 2009 in respect of these earned awards, the remaining amount of unpaid earned awards was AUD 21.3 million ($21.8 million) at December 31, 2010. The Austar remuneration committee has not determined the method of payment for the remaining two installments of the earned awards.

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

Stock Incentive Plans — Telenet Common Stock

Telenet Option Plans

Telenet Class A and Class B Option Plan — During periods ended prior to January 1, 2008, Telenet granted Class A and Class B options to certain members of Telenet management. At December 31, 2010, 297,966 Class A options and 12,179 Class B options were outstanding with a weighted average exercise price per option of €4.46 ($5.96) and €5.59 ($7.47), respectively. During 2010, no Class A options were exercised and 132,105 Class B options were exercised in exchange for total cash proceeds of €0.8 million ($1.1 million). All of the Class A and

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Class B options were fully vested at December 31, 2010 and are exercisable through June 2012 and December 2012, respectively. In connection with Telenet’s August 2010 capital distribution, the numbers of Class A and Class B options outstanding at that date were increased by 27,663 and 3,409, respectively, and the exercise prices for all then outstanding Class A and Class B options were reduced proportionately so that the fair value of the Class A and Class B options outstanding before and after the capital distribution remained the same for all option holders.

Telenet Employee Stock Option Plans — Telenet has granted stock options to members of senior management under four employee stock option plans (the Telenet Employee Stock Option Plans). The maximum aggregate number of shares authorized for issuance as of December 31, 2010 under the Telenet Employee Stock Option Plans is 1,793,300. Options generally vest at a rate of 6.25% per quarter over four years and expire on dates ranging from March 2013 to August 2016.

The following table summarizes the activity during 2010 related to the Telenet Employee Stock Option Plans:

Options — Telenet ordinary shares:	Number of Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	2,843,458	€14.18
Granted (a)	1,444,600	€23.21
Capital distribution adjustment (b)	293,196	€(1.36)
Forfeited	(107,983)	€12.44
Exercised	(561,215)	€13.30

Outstanding at December 31, 2010	3,912,056	€16.61	4.1	€50.3

Exercisable at December 31, 2010	1,191,171	€13.97	3.9	€18.5

(a)	The fair value of these awards was calculated on the date of grant using an expected volatility ranging from 32.5% to 44.6%, an expected life of 3.6 years, and a risk-free return ranging from 1.45% – 2.46%. The weighted average grant date fair value during 2010 was €10.17 ($13.59).

(b)	In connection with Telenet’s August 2010 capital distribution, the number of options outstanding at that date was increased and the exercise price for all then outstanding options was reduced proportionately so that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders.

Telenet Specific Stock Option Plan – In October 2010, Telenet granted 250,000 stock options with an exercise price of €23.00 ($30.74) per option to the Chief Executive Officer of Telenet under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria, including the achievement of a minimum level of EBITDA (as defined by the Telenet Specific Stock Option Plan) during 2010. As the applicable performance criteria has been achieved, these options will vest on March 1, 2011. Subject to the determination of appropriate performance criteria, Telenet has also agreed to grant additional stock options to its Chief Executive Officer as follows: (i) 200,000 options with an exercise price of €24.00 ($32.08) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2012, (ii) 200,000 options with an exercise price of €25.00 ($33.41) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2013 and (iii) 200,000 options with an exercise price of €26.00 ($34.75) that, subject to achievement of relevant performance criteria, will vest on March 1, 2014. Any options that vest pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

January 1, 2014. All of the options granted, or to be granted, under the Telenet Specific Stock Option Plan have an expiration date of September 4, 2017.

The following table summarizes the activity during 2010 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	—	€—
Granted (a)	250,000	€23.00

Outstanding at December 31, 2010	250,000	€23.00	6.7	€1.6

Exercisable at December 31, 2010	—	€—	—	€—

(a)	The fair value of these awards was calculated on the date of grant using an expected volatility of 36.9%, an expected life of 5.7 years, and a risk-free return of 2.4%. The weighted average grant date fair value during 2010 was €10.18 ($13.61).

Stock Incentive Plans — Other Subsidiaries

VTR Phantom SARs Plan

VTR’s board of directors has adopted a phantom SARs plan with respect to 1,000,000 shares of VTR’s common stock (the VTR Plan). SARs granted under the VTR Plan vest in equal semi-annual installments over a two- to four-year period. These SARs are fully vested and will expire on July 1, 2011. Vested SARs are exercisable within 60 days of receipt of an annual valuation report as defined in the VTR Plan. Upon exercise, the SARs are payable in cash or, for any such time as VTR is publicly traded, cash or shares of VTR or any combination thereof, in each case at the election of the compensation committee that administers the VTR Plan. As the outstanding SARs under this plan currently must be settled in cash, we use the liability method to account for the VTR phantom SARs.

The following table summarizes the activity during 2010 related to the VTR Plan:

SARs — VTR common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2010	612,173	CLP 11,640
Exercised	(527,173)	CLP 11,257

Outstanding and exercisable at December 31, 2010 (a)	85,000	CLP 14,016	0.5	CLP 277.0

(a)	The liability associated with these awards is recorded on the balance sheet at fair value as of each reporting period, and any changes in fair value are recognized in earnings as stock-based compensation. Fair value of these awards at December 31, 2010 is measured at their intrinsic value, calculated as the difference between the estimated fair value per share of VTR common stock as of that date and the base price of the award.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(14)	Related Party Transactions

Our related party transactions are as follows:

	Year ended December 31,
	2010	2009	2008
	in millions
Continuing operations:
Revenue earned from related parties (a)	$30.0	$25.8	$28.0

Operating expenses charged by related parties (b)	$23.5	$28.0	$30.6

SG&A expenses charged to related parties (c)	$(1.1)	$(0.9)	$(1.4)

Discontinued operations:
Net expenses charged by related parties (d)	$(9.4)	$(89.0)	$(58.3)

Capital lease additions — related parties (e)	$25.5	$179.1	$144.2

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by our equity method affiliates.

(c)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of one of its equity affiliates.

(d)	Amounts consist primarily of (i) operating expenses for programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates (ii) SG&A expenses for management, rental and IT support services provided by Sumitomo to J:COM and (iii) interest expense primarily related to assets leased from certain Sumitomo entities. These amounts are shown net of revenue related to (a) programming services provided to certain J:COM affiliates and distribution fee revenue from a subsidiary of Sumitomo and (b) during 2008, revenue from construction, programming, management, administrative, call center and distribution services provided by J:COM to certain of its and LGI’s affiliates and the sale of construction materials to certain of such affiliates.

(e)	J:COM leases, in the form of capital leases, customer premise equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo. At December 31, 2009, capital lease obligations of J:COM aggregating ¥55.1 billion ($678.7 million) were due to these Sumitomo subsidiaries and affiliates.

Certain of J:COM’s equity method affiliates deposited excess funds with J:COM. The aggregate amount of these deposits owed by J:COM to these equity method affiliates at December 31, 2009 of ¥5,133.0 million ($63.2 million) is included in other accrued and current liabilities in our consolidated balance sheet.

On December 25, 2008, J:COM acquired Mediatti, our then equity method affiliate. For additional information, see note 4.

(15)	Transactions with Officers and Directors

On October 10, 2008, we purchased 1,000,000 shares of our Series C common stock from our Chairman of the Board for $18.00 per share in cash. This purchase was made pursuant to one of our stock repurchase programs, as further described in note 12.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(16)	Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2010 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Other	Total
	in millions

Restructuring liability as of January 1, 2010	$6.6	$9.4	$8.5	$—	$24.5
Restructuring charges	16.3	0.2	23.0	8.9	48.4
Cash paid	(14.0)	(4.0)	(9.2)	(9.2)	(36.4)
Other	(0.4)	0.3	0.1	—	—
Foreign currency translation adjustments	(0.2)	(0.7)	0.2	0.4	(0.3)

Restructuring liability as of December 31, 2010	$8.3	$5.2	$22.6	$0.1	$36.2

Short-term portion	$8.0	$2.1	$2.7	$0.1	$12.9
Long-term portion	0.3	3.1	19.9	—	23.3

Total	$8.3	$5.2	$22.6	$0.1	$36.2

Our 2010 restructuring charges include (i) $17.2 million, representing the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia and (ii) $16.4 million, representing dish-turning and duplicate satellite costs incurred in connection with the migration of the UPC Broadband Division’s DTH operations in the Czech Republic, Hungary and Slovakia to a new satellite. Our 2010 restructuring charges for employee severance and termination costs relate to reorganization and integration activities, primarily in Europe.

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

December 31, 2010, 2009 and 2008

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

Our 2008 restructuring charges include (i) $11.9 million related to reorganization and integration activities in certain of our European operations and (ii) $5.6 million related to the reorganization of certain of VTR’s administrative and operational functions.

(17)	Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	LGI stockholders
	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Unrealized gains (losses) on cash flow hedges	Pension related adjustments	Accumulated other comprehensive earnings	Noncontrolling interests	Total accumulated other comprehensive earnings
	in millions

Balance at January 1, 2008	$805.9	$35.8	$(3.1)	$19.9	$858.5	$(76.2)	$782.3
Accounting change (note 2)	(3.7)	(35.8)	—	—	(39.5)	—	(39.5)
Other comprehensive earnings	344.7	—	(0.3)	(22.4)	322.0	459.0	781.0

Balance at December 31, 2008	1,146.9	—	(3.4)	(2.5)	1,141.0	382.8	1,523.8
Other comprehensive earnings	145.2	—	(0.8)	13.6	158.0	(78.7)	79.3

Balance at December 31, 2009	1,292.1	—	(4.2)	11.1	1,299.0	304.1	1,603.1
Sale of J:COM Disposal Group	—	—	—	—	—	(373.7)	(373.7)
Other comprehensive earnings	142.6	—	2.9	(4.2)	141.3	67.5	208.8

Balance at December 31, 2010	$1,434.7	$—	$(1.3)	$6.9	$1,440.3	$(2.1)	$1,438.2

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The components of other comprehensive earnings (loss), net of taxes are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2010:
Foreign currency translation adjustments	$219.4	$(8.8)	$210.6
Unrealized gains on cash flow hedges	2.3	0.6	2.9
Pension related adjustments	(5.3)	0.6	(4.7)

Other comprehensive earnings	216.4	(7.6)	208.8
Other comprehensive earnings attributable to noncontrolling interests (a)	(67.0)	(0.5)	(67.5)

Other comprehensive earnings attributable to LGI stockholders	$149.4	$(8.1)	$141.3

Year ended December 31, 2009:
Foreign currency translation adjustments	$52.7	$14.2	$66.9
Unrealized losses on cash flow hedges	(2.4)	0.5	(1.9)
Pension related adjustments	14.7	(0.4)	14.3

Other comprehensive earnings	65.0	14.3	79.3
Other comprehensive loss attributable to noncontrolling interests (a)	79.0	(0.3)	78.7

Other comprehensive earnings attributable to LGI stockholders	$144.0	$14.0	$158.0

Year ended December 31, 2008:
Foreign currency translation adjustments	$810.0	$(0.8)	$809.2
Unrealized losses on cash flow hedges	(8.5)	3.7	(4.8)
Pension related adjustments	(24.7)	1.3	(23.4)

Other comprehensive earnings	776.8	4.2	781.0
Other comprehensive earnings attributable to noncontrolling interests (a)	(455.5)	(3.5)	(459.0)

Other comprehensive earnings attributable to LGI stockholders	$321.3	$0.7	$322.0

(a)	Amounts primarily represent the noncontrolling interest owners’ share of our foreign currency translation adjustments.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(18)	Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of December 31, 2010, the U.S. dollar equivalents (based on December 31, 2010 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during:
	2011	2012	2013	2014	2015	Thereafter	Total
	in millions
Continuing operations:
Operating leases	$149.3	$102.3	$77.9	$55.3	$46.4	$164.3	$595.5
Programming, satellite and other purchase obligations	402.3	174.3	101.8	55.4	50.8	32.9	817.5
Other commitments	113.3	87.9	68.5	62.5	61.1	1,370.7	1,764.0

Total — continuing operations	$664.9	$364.5	$248.2	$173.2	$158.3	$1,567.9	$3,177.0

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

Other commitments relate primarily to Telenet’s commitments for the Telenet PICs Network operating costs pursuant to the 2008 PICs Agreement. Beginning in the seventh year of the 2008 PICs Agreement, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, and certain repair and maintenance fiber capacity and energy commitments of Unitymedia. Commitments arising from acquisition agreements including those described in note 4 are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable due to various factors.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Rental expense of our continuing operations under non-cancelable operating lease arrangements amounted to $129.1 million, $131.5 million and $142.4 million in 2010, 2009 and 2008, respectively. Rental expense of our discontinued operations under non-cancelable operating lease arrangements amounted to $8.7 million, $67.7 million and $58.0 million in 2010, 2009 and 2008, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense for matching contributions under the various defined contribution employee benefit plans was $25.0 million, $22.4 million and $26.9 million in 2010, 2009 and 2008, respectively. These amounts include $0.6 million, $4.6 million and $4.1 million, respectively, related to our discontinued operations.

Certain of our subsidiaries maintain various employee benefit plans that are accounted for as defined benefit pension plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We estimate discount rates annually based upon the yields on high-quality, fixed-income investments available at the measurement date and expected to be available during the period to maturity of the pension benefits. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. Plan assets include investments in debt securities, equity securities, guarantee investment contracts and other assets. To the extent that net actuarial gains or losses exceed 10% of the greater of plan assets or plan liabilities, such gains or losses are amortized over the average future service period of plan participants.

As of December 31, 2010 and 2009, (i) the aggregate projected benefit obligation of these plans was $305.4 million and $250.0 million, respectively, (ii) the aggregate fair value of the assets held by these plans was $248.7 million and $206.8 million, respectively, and (iii) the aggregate net liability included in our other long-term liabilities related to these plans was $56.7 million and $43.2 million, respectively. During 2010, 2009 and 2008, our consolidated statements of operations include net periodic pension costs related to (i) the plans of our continuing operations of $16.1 million, $15.4 million and $13.5 million, respectively, and (ii) the plans of our discontinued operations of nil, $0.3 million and $0.1 million, respectively. Our continuing operations’ contributions to their respective plans in 2011 are expected to aggregate $12.1 million.

Contingent Obligations

In September 2009, VTR Móvil SA (VTR Móvil), a wholly-owned subsidiary of VTR, was officially notified by the Undersecretary of Telecommunications of Chile’s Ministry of Transport and Telecommunications that VTR Móvil had been awarded a mobile license for one of three blocks of 30 megahertz (MHz) in the 1700/2100 MHz frequency band auctioned by the Chilean government pursuant to a public bidding process. The purchase price for the mobile license was CLP 1,669.0 million ($3.6 million). In order to guarantee its compliance with the terms of the mobile license, in October 2009, VTR Móvil posted a performance bond in the amount of CLP 35.6 billion ($76.1 million). Following satisfaction of the applicable terms of the mobile license, VTR’s obligations under the performance bond were released during the fourth quarter of 2010.

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

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals’ decision in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiff’s conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear when the Court of Appeals in The Hague will render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28.0 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. That decision has been delivered to the Court of Appeals. The Court of Appeals in Amsterdam is currently expected to render its decision with respect to the other defendants during the first quarter of 2011.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss (exclusive of legal costs, which are expensed as incurred) that we may incur upon the ultimate disposition of the

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

2002 and 2006 Cignal Actions. This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. Notwithstanding the December 19, 2007 District Court decision in the 2006 Cignal Action and the April 10, 2010 Dutch Supreme Court decision in the 2002 Cignal Action, we do not anticipate reversing or otherwise adjusting the provision until such time as the final disposition of these matters has been reached.

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

It is possible that Belgacom or any third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement. We do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

The Netherlands Regulatory Developments — During 2008, OPTA conducted a second round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the EU in 2003. With respect to television services, OPTA issued a draft decision on August 5, 2008, again finding our broadband communications operations in the Netherlands (UPC Netherlands) as well as other cable operators, to have Significant Market Power in the market for wholesale broadcasting transmission services and imposing new obligations. The decision became effective on March 17, 2009. UPC Netherlands filed an appeal against the decision on April 15, 2009 with College van Beroep voor het bedrijfsleven (CBb), the Dutch Supreme Administrative Court. Pending the outcome of this appeal, UPC

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Netherlands complied with the decision. On August 18, 2010, CBb annulled the decision which lifted all imposed obligations. Consequently OPTA withdrew the related implementation and tariff decision on resale of analog services and rejected pending dispute procedures.

As part of OPTA’s third round of market analysis, UPC Netherlands, as well as other providers, received questionnaires regarding broadcast transmission services. OPTA also raised questions regarding the bundling of television services with the other services a provider offers (broadband internet and telephony services). UPC Netherlands answered the questionnaire and it is expected that OPTA will come out with a consultation paper during the first half of 2011.

Belgium Regulatory Developments — In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (BIPT), the Belgian National Regulatory Authority, and the regional regulators for the telecommunications and media sectors published their respective draft decisions reflecting the results of their joint analysis of the retail television market in Belgium. In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions would impose regulatory obligations on (i) cable operators, based on the retail television market analysis, and (ii) Belgacom, the incumbent telecommunications operator, based on the wholesale broadband market analysis. For cable operators, the remedies in their respective footprints would include (i) an obligation to make a resale offer at “retail minus” (as described below) of the cable analog package available to third party operators, (ii) an obligation to grant third-party operators access to digital television platforms, and (iii) an obligation to make a resale offer at “retail minus” of broadband internet access available to beneficiaries of a resale television or digital television access obligation that wish to offer bundles to their customers.

For Belgacom, the remedies would include (i) an obligation to provide wholesale access to the local loop, (ii) an obligation to provide wholesale internet access at bitstream level and (iii) an obligation to provide wholesale multicast access for distribution of television channels. If these draft decisions would be adopted and implemented in their current form, they would imply that access must be granted against a wholesale tariff, capped at the tariff computed on the basis of the “retail-minus” method, calculated as the retail price for the offered service, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales).

Regulatory authorities are currently holding a public consultation on the proposed measures. The draft decisions are subject to a number of subsequent steps before becoming final, including coordination of the decisions between the federal and regional regulators, non-binding advice by the Belgian Competition Council and subsequent binding input from the European Commission. Telenet believes that there are serious grounds to challenge the findings of the regulators’ retail television market analysis and the resulting regulatory remedies. It cannot be excluded, however, that this process will eventually lead to one or more regulatory obligations being imposed upon Telenet.

The draft decisions aim to, and in their potential application may, strengthen Telenet’s competitors by granting them access to Telenet’s network and lowering their costs to offer competing products and services. In addition, any access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. However, as it is presently unclear whether these draft decisions, or any variations thereof, will be adopted and implemented, we cannot predict the extent of any adverse impact this matter might have on Telenet’s results of operations or financial condition.

Chilean Antitrust Matter — On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV). On August 1, 2007, VTR received

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media’s acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR’s combination with Metrópolis Intercom SA prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses through April 2010. On March 19, 2008, following the closing of Liberty Media’s investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media’s board of directors. In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV’s satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV. Although Liberty Media no longer owns an interest in DirecTV and Mr. Malone’s voting interest in DirecTV has been reduced to less than 5%, the matter is still pending. We do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

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

Other — In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees, (iv) disputes over programming and copyright fees and (v) other matters arising in the ordinary course of business. We expect that the amounts, if any, which may be required to satisfy these contingencies will not be material in relation to our results of operations or financial position.

(19)	Information about Operating Segments

We own a variety of international subsidiaries that provide broadband communications services, and to a lesser extent, video programming services. We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow, or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth, as appropriate.

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

December 31, 2010, 2009 and 2008

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

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia. During the first quarter of 2010, we initiated the process of centralizing these DTH operations into a Luxembourg-based organization, which we refer to as “UPC DTH,” and began reporting UPC DTH’s operations under a centralized management structure within the UPC Broadband Division’s Central and Eastern Europe reportable segment. Under the previous management structure, these DTH operations were managed locally in the respective countries with support from the UPC Broadband Division’s central operations and, accordingly, were reported within the results of the UPC Broadband Division’s Central and Eastern Europe and central operations categories. As a result of this change in structure, the UPC DTH operating results that were previously reported within the UPC Broadband Division’s central operations are now reported within the UPC Broadband Division’s Central and Eastern Europe segment. Segment information for all periods presented has been restated to reflect this change and to present Unitymedia’s arena segment, UPC Slovenia and J:COM as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:
•	Germany
•	The Netherlands
•	Switzerland
•	Other Western Europe
•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR (Chile)

•	Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications and/or DTH services, including video, broadband internet and telephony services. Most segments also provide business-to-business (B2B) services. At December 31, 2010, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet, VTR and Austar provide broadband communications services in Belgium, Chile and Australia, respectively. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

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

	Year ended December 31,
	2010		2009		2008
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
UPC Broadband Division:
Germany	$1,146.6	$659.9	$—	$—	$—	$—
The Netherlands	1,156.8	675.8	1,139.7	665.4	1,181.1	670.6
Switzerland	1,076.8	596.7	1,020.6	564.4	1,017.0	540.1
Other Western Europe	820.3	380.8	835.3	392.3	893.8	414.8

Total Western Europe	4,200.5	2,313.2	2,995.6	1,622.1	3,091.9	1,625.5
Central and Eastern Europe	1,109.4	528.6	1,120.5	574.3	1,301.0	679.6
Central operations	0.7	(160.2)	1.2	(165.2)	1.9	(182.2)

Total UPC Broadband Division	5,310.6	2,681.6	4,117.3	2,031.2	4,394.8	2,122.9
Telenet (Belgium)	1,727.2	872.8	1,674.6	832.6	1,501.1	726.6
VTR (Chile)	798.2	327.7	700.8	288.4	713.9	295.5
Austar (Australia)	652.7	226.9	533.9	185.4	534.7	177.3
Corporate and other	608.6	(0.4)	548.9	(5.5)	576.0	(13.5)
Intersegment eliminations	(80.4)	—	(78.1)	—	(84.9)	—

Total	$9,016.9	$4,108.6	$7,497.4	$3,332.1	$7,635.6	$3,308.8

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Year ended December 31,
	2010	2009	2008
	in millions

Total segment operating cash flow from continuing operations	$4,108.6	$3,332.1	$3,308.8
Stock-based compensation expense	(122.8)	(129.1)	(153.0)
Depreciation and amortization	(2,368.6)	(2,082.3)	(2,172.4)
Impairment, restructuring and other operating charges, net	(122.0)	(138.3)	(158.9)

Operating income	1,495.2	982.4	824.5
Interest expense	(1,343.9)	(857.5)	(1,067.4)
Interest and dividend income	38.9	48.4	88.7
Realized and unrealized gains (losses) on derivative instruments, net	(1,146.8)	(1,095.2)	94.3
Foreign currency transaction gains (losses), net	(236.7)	128.2	(397.0)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	127.8	(22.1)	(7.0)
Losses on debt modifications and extinguishments, net	(29.8)	(33.4)	—
Other income (expense), net	(5.6)	0.2	(2.8)

Loss from continuing operations before income taxes	$(1,100.9)	$(849.0)	$(466.7)

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2010	2009	2010	2009
	in millions
UPC Broadband Division:
Germany	$6,137.9	$—	$6,443.5	$—
The Netherlands	2,384.4	2,633.0	2,285.1	2,657.0
Switzerland	4,752.2	4,362.2	5,229.8	4,840.6
Other Western Europe	1,961.9	2,116.8	2,029.4	2,188.7

Total Western Europe	15,236.4	9,112.0	15,987.8	9,686.3
Central and Eastern Europe	2,276.4	2,517.1	2,391.6	2,640.9
Central operations	188.8	209.2	2,543.4	7,073.2

Total UPC Broadband Division	17,701.6	11,838.3	20,922.8	19,400.4
Telenet (Belgium)	4,722.2	5,147.6	5,902.7	5,794.8
VTR (Chile)	1,292.7	1,181.9	1,559.4	1,470.5
Austar (Australia)	576.0	557.4	1,028.1	907.1
Corporate and other	848.9	916.6	3,915.8	2,896.0

Total — continuing operations	25,141.4	19,641.8	33,328.8	30,468.8
Discontinued operations	—	8,040.4	—	9,431.1

Total	$25,141.4	$27,682.2	$33,328.8	$39,899.9

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments, excluding amounts subject to capital lease arrangements, are set forth below:

	Year ended December 31,
	2010	2009	2008
	in millions
UPC Broadband Division:
Germany	$276.8	$—	$—
The Netherlands	166.5	149.5	229.4
Switzerland	204.5	255.4	246.8
Other Western Europe	190.6	238.8	219.3

Total Western Europe	838.4	643.7	695.5
Central and Eastern Europe	205.8	297.9	416.3
Central operations	107.1	91.2	137.4

Total UPC Broadband Division	1,151.3	1,032.8	1,249.2
Telenet (Belgium)	314.2	368.7	326.2
VTR (Chile)	196.0	155.6	181.7
Austar (Australia)	91.2	87.5	96.0
Corporate and other	38.4	35.0	46.6

Total	$1,791.1	$1,679.6	$1,899.7

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2010	2009	2008
	in millions
Subscription revenue (a):
Video	$4,486.2	$3,572.6	$3,602.4
Broadband internet	1,948.7	1,763.5	1,787.5
Telephony	1,124.6	953.8	976.8

Total subscription revenue	7,559.5	6,289.9	6,366.7
Other revenue (b)	1,537.8	1,285.6	1,353.8
Intersegment eliminations	(80.4)	(78.1)	(84.9)

Total	$9,016.9	$7,497.4	$7,635.6

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B and installation fee revenue) and programming revenue.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2010	2009	2008
	in millions
Europe:
UPC Broadband Division:
Germany	$1,146.6	$—	$—
The Netherlands	1,156.8	1,139.7	1,181.1
Switzerland	1,076.8	1,020.6	1,017.0
Austria	449.0	483.9	538.0
Ireland	371.3	351.4	355.8
Hungary	295.9	324.6	405.9
Poland	316.3	277.9	312.8
Czech Republic	259.1	262.9	284.3
Romania	160.5	172.1	213.4
Slovakia	69.7	75.1	76.0
Other (a)	8.6	9.1	10.5

Total UPC Broadband Division	5,310.6	4,117.3	4,394.8

Belgium	1,727.2	1,674.6	1,501.1

Chellomedia:
The Netherlands	111.8	106.3	116.5
Poland	111.7	73.3	88.1
Spain	65.8	48.7	47.0
Hungary	49.6	50.1	54.2
Romania	26.7	31.8	31.5
Portugal	19.0	14.4	22.0
Czech Republic	16.6	13.0	9.7
United Kingdom	15.6	19.3	22.2
Italy	10.8	10.8	10.2
Other Chellomedia	39.8	42.6	37.9

Total Chellomedia	467.4	410.3	439.3

Intersegment eliminations	(80.4)	(78.1)	(84.9)

Total Europe	7,424.8	6,124.1	6,250.3

The Americas:
Chile	798.2	700.8	713.9
Other (b)	141.2	138.6	136.7

Total — The Americas	939.4	839.4	850.6

Australia	652.7	533.9	534.7

Total	$9,016.9	$7,497.4	$7,635.6

(a)	Primarily represents certain non-subscription revenue of UPC DTH.

(b)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2010	2009
	in millions
Europe:
UPC Broadband Division:
Germany	$6,137.9	$—
The Netherlands	2,384.4	2,633.0
Switzerland	4,752.2	4,362.2
Austria	1,193.1	1,320.8
Ireland	768.8	796.0
Hungary	672.4	776.4
Poland	406.8	406.0
Czech Republic	817.3	888.9
Romania	238.5	288.3
Slovakia	136.8	152.8
Other (a)	193.4	213.9

Total UPC Broadband Division	17,701.6	11,838.3

Belgium	4,722.2	5,147.6

Chellomedia:
Hungary	129.5	176.4
Spain	119.4	123.4
United Kingdom	93.0	99.5
The Netherlands	34.2	40.0
Czech Republic	30.7	32.8
Poland	1.7	1.5

Total Chellomedia	408.5	473.6
Other	3.5	3.9

Total Europe	22,835.8	17,463.4

The Americas:
Chile	1,292.7	1,181.9
U.S. (b)	59.6	61.7
Other (c)	377.3	377.4

Total — The Americas	1,729.6	1,621.0

Australia	576.0	557.4

Total — continuing operations	25,141.4	19,641.8
Discontinued operations	—	8,040.4

Total	$25,141.4	$27,682.2

(a)	Primarily represents long-lived assets of the UPC Broadband Division’s central operations, which are located primarily in the Netherlands.

(b)	Primarily represents the assets of our corporate category.

(c)	Primarily represents a less significant operating segment that provides broadband communications in Puerto Rico.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

(20)	Quarterly Financial Information (Unaudited)

	2010
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,178.9	$2,172.7	$2,246.8	$2,425.6
Effect of reclassification of Unitymedia’s arena segment to discontinued operations (note 5)	(3.2)	(3.9)	—	—

As adjusted	$2,175.7	$2,168.8	$2,246.8	$2,425.6

Operating income:
As previously reported	$303.6	$326.5	$446.7	$417.8
Effect of reclassification of Unitymedia’s arena segment to discontinued operations (note 5)	—	0.6	—	—

As adjusted	$303.6	$327.1	$446.7	$417.8

Net earnings (loss) attributable to LGI stockholders	$736.6	$(684.4)	$278.5	$57.5

Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Basic	$2.75	$(2.66)	$1.15	$0.24

Diluted	$2.75	$(2.66)	$0.99	$0.22

	2009
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$1,697.5	$1,811.2	$1,930.4	$2,058.3

Operating income	$236.6	$148.7	$309.2	$287.9

Net earnings (loss) attributable to LGI stockholders	$(298.7)	$(93.1)	$(120.3)	$100.0

Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 3):
Basic	$(1.08)	$(0.34)	$(0.45)	$0.38

Diluted	$(1.08)	$(0.34)	$(0.45)	$0.34

(21)	Subsequent Events

Austar Spectrum License Sale

On February 16, 2011, Austar sold a wholly-owned subsidiary whose only assets were certain spectrum licenses and a third-party receivable of AUD 2.7 million ($2.8 million). Total sales consideration was AUD 119.4 million ($122.1 million), consisting of cash consideration of AUD 57.4 million ($58.7 million) for the share capital and a cash payment to Austar of AUD 62.0 million ($63.4 million) representing the repayment of the sold subsidiary’s intercompany debt. During the first quarter of 2011, we expect to recognize a pre-tax gain in excess of AUD 110.0 million ($112.5 million) as a result of this transaction.

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

UPCB Finance II and UPCB Finance III Senior Secured Notes

On January 31, 2011, UPCB Finance II Limited (UPCB Finance II), issued €750.0 million ($1,002.4 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Senior Secured Notes), at par. On February 16, 2011, UPCB Finance III Limited (UPCB Finance III), issued $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Finance III Senior Secured Notes and, together with the UPCB Finance II Senior Secured Notes, the New UPCB Notes), at par. The New UPCB Notes mature on July 1, 2020. UPCB Finance II and UPCB Finance III are each incorporated under the laws of the Cayman Islands, as special purpose financing companies, for the primary purposes of facilitating the offerings of the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Notes, respectively, and each is owned 100% by a charitable trust.

UPCB Finance II and UPCB Finance III, which have no material business operations, used the proceeds from the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes to fund new additional facilities (Facility Y and Facility Z, respectively) under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower in each case. The proceeds from Facility Y were used to prepay outstanding amounts under Facilities M and U of the UPC Broadband Holding Bank Facility. The proceeds from Facility Z were used to prepay in full Facility P of the UPC Broadband Holding Bank Facility and to prepay $811.4 million under Facility T of the UPC Broadband Holding Bank Facility.

UPCB Finance II and UPCB Finance III are dependent on payments from UPC Financing under Facility Y and Facility Z in order to service their respective payment obligations under the New UPCB Notes. Although UPC Financing has no equity or voting interest in either of UPCB Finance II or UPCB Finance III, the Facility Y and Facility Z loans create variable interests in UPCB Finance II and UPCB Finance III, respectively, for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate UPCB Finance II and UPCB Finance III following the issuance of the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes, respectively. As such, the amounts outstanding under Facility Y and Facility Z will eliminate in UPC Holding’s and LGI’s consolidated financial statements.

The UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes have been issued pursuant to indentures (the New Indentures), dated January 31, 2011 and February 16, 2011, respectively. Facility Y is made pursuant to an additional Facility Y accession agreement (the Facility Y Accession Agreement) and Facility Z is made pursuant to an additional Facility Z accession agreement (the Facility Z Accession Agreement). Pursuant to the Facility Y Accession Agreement and the Facility Z Accession Agreement, the call provisions, maturity and applicable interest rate for Facility Y and Facility Z are the same as those of the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes, respectively.

UPCB Finance II and UPCB Finance III, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the New Indentures and the security interests over (i) all of the issued shares of UPCB Finance II and UPCB Finance III, respectively, and (ii) Facility Y and Facility Z, respectively, granted to secure the obligations of UPCB Finance II and UPCB Finance III under the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes, respectively, the holders of the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Notes are provided indirectly with the benefits, rights and protections granted to UPCB Finance II and UPCB Finance III, respectively, as lenders under the UPC Broadband Holding Bank Facility.

The New UPCB Notes are non-callable until July 1, 2015. At any time prior to July 1, 2015, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Facility Y or

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

Facility Z), (i) UPCB Finance II will redeem an aggregate principal amount of the UPCB Finance II Senior Secured Notes equal to the amount of Facility Y prepaid and (ii) UPCB Finance III will redeem an aggregate principal amount of the UPCB Finance III Senior Secured Notes equal to the amount of Facility Z prepaid, at redemption prices equal to the sum of (i) 100% of the principal amount of the respective UPCB Finance II Senior Secured Notes or UPCB Finance III Senior Secured Notes, (ii) the excess of (a) the present value at such redemption date of (1) the respective redemption price on July 1, 2015, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through July 1, 2015, computed using the discount rate specified in the New Indentures, over (b) the respective principal amount of the New UPCB Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in the New Indentures), if any, to the applicable redemption date. Furthermore, at any time prior to July 1, 2015, upon the occurrence of any Early Redemption Event, UPCB Finance III will redeem an aggregate principal amount of the Senior Secured Notes equal to the principal amount of Facility Z prepaid, not to exceed an amount equal to 10% of the original aggregate principal amount of the UPCB Finance III Senior Secured Notes during each twelve month period commencing on February 16, 2011, at a redemption price equal to 103% of the principal amount of the UPCB Finance III Senior Secured Notes redeemed plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date.

On or after July 1, 2015, upon the occurrence of an Early Redemption Event, (i) UPCB Finance II will redeem an aggregate principal amount of the UPCB Finance II Senior Secured Notes equal to the principal amount of Facility Y and (ii) UPCB Finance III will redeem an aggregate principal amount of the UPCB Finance III Senior Secured Notes equal to the principal amount of Facility Z prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on July 1 of the years set out below:

	Redemption Price
Year	UPCB Finance II Senior Secured Notes	UPCB Finance III Senior Secured Notes
2015	103.188%	103.313%
2016	102.125%	102.208%
2017	101.063%	101.104%
2018 and thereafter	100.000%	100.000%

Telenet Finance III Senior Secured Notes

Telenet Finance III Luxembourg S.C.A. (Telenet Finance III), is a special purpose financing company created for the primary purpose of issuing senior notes and is owned 99.9% by a foundation established under the laws of the Netherlands and 0.01% by a Luxembourg private limited liability company as general partner. On February 15, 2011, Telenet Finance III issued €300.0 million ($401.0 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Senior Notes) due February 15, 2021. Telenet Finance III used the proceeds from the Telenet Finance III Senior Notes to fund a new additional facility (Telenet Facility O) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International expects to apply €286.5 million ($382.9 million) of the proceeds from Telenet Facility O to redeem a portion of the outstanding borrowings under Telenet Facilities K and L1. The remaining €80.0 million ($106.9 million) of outstanding borrowings under Telenet Facilities K and L1 will be rolled into a new Telenet Facility G2, which is expected to have terms similar to the existing Telenet Facility G.

Telenet Finance III is dependent on payments from Telenet International under Telenet Facility O in order to service payment obligations under the Telenet Finance III Senior Notes. Although Telenet International has no

LIBERTY GLOBAL, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2010, 2009 and 2008

equity or voting interests in Telenet Finance III, Telenet Facility O creates a variable interest in Telenet Finance III for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate Telenet Finance III following the issuance of the Telenet Finance III Senior Notes. Accordingly, the amounts outstanding under Telenet Facility O will be eliminated in our consolidated financial statements.

The Telenet Finance III Senior Notes have been issued pursuant to an indenture dated February 15, 2011 (the Telenet Finance III Indenture). Telenet Facility O is made pursuant to an additional Facility O accession agreement (the Telenet Facility O Accession Agreement). Pursuant to the Telenet Facility O Accession Agreement, the call provisions, maturity and applicable interest rate for Telenet Facility O are the same as those of the Telenet Finance Senior Secured Notes. Telenet Finance III, as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the Telenet Finance III Indenture and the security interests over (i) all of the issued shares of Telenet Finance III and (ii) Telenet Facility O, granted to secure Telenet Finance III’s obligations under the Telenet Finance III Senior Notes, the holders of the Telenet Finance III Senior Notes are provided indirectly with the benefits, rights, protections and covenants, granted to Telenet Finance III as a lender under the Telenet Credit Facility.

Telenet Finance III is prohibited from incurring any additional indebtedness, subject to certain exceptions under the Telenet Finance III Indenture.

The Telenet Finance III Senior Notes may not be redeemed prior to February 15, 2016. At any time prior to February 15, 2016, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Telenet Facility O), Telenet Finance III will redeem an aggregate principal amount of the Telenet Finance III Senior Notes equal to the amount of the Telenet Facility O prepaid, at a redemption price equal to the sum of (i) 100% of the principal amount the Telenet Finance III Senior Notes, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on February 15, 2016, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through February 15, 2016, computed using the discount rate specified in Telenet Finance III Indenture, over (b) the principal amount of the Telenet Finance III Senior Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in Telenet Finance III Indenture), if any, to the applicable redemption date.

On or after February 15, 2016, upon the prepayment of Telenet Facility O, Telenet Finance III will redeem an aggregate principal amount of the Telenet Finance III Senior Notes equal to the principal amount of Telenet Facility O prepaid, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on February 15 of the years set forth below:

Redemption Price
2016	103.313%
2017	102.209%
2018	101.104%
2019 and thereafter	100.000%

Telenet Shareholder Distribution

On February 23, 2011, Telenet’s board of directors approved a distribution of €4.50 ($6.01) per share or approximately €505.9 million ($676.2 million) based on Telenet’s outstanding ordinary shares as of December 31, 2010. This distribution, which is subject to shareholder approval, is expected to occur in mid-2011.

PART III

The capitalized terms used in PART III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of shareholders, which we intend to hold during the second quarter of 2011.

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

We intend to file our definitive proxy statement for our 2011 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2011.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
LGI Incentive Plan (3):
LGI Series A common stock	4,596,472	$22.24	14,836,837
LGI Series C common stock	6,116,905	$20.79
LGI Directors Incentive Plan (4) (5):
LGI Series A common stock	376,771	$26.66	9,139,108
LGI Series C common stock	378,252	$25.55
The Transition Plan (5) (6):
LGI Series A common stock	143,811	$17.52
LGI Series C common stock	450,556	$17.70
UGC Plans (7):
LGI Series A common stock	1,322,454	$13.70
LGI Series C common stock	1,103,801	$13.60
Equity compensation plans not approved by security holders:
None	—		—

Totals :
LGI Series A common stock	6,439,508		23,975,945

LGI Series C common stock	8,049,514

(1)	This table includes SARs with respect to 3,667,335 and 3,632,848 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2010 and excluding any related tax effects, 1,469,588 and 1,403,475 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2010. For further information, see note 13 to our consolidated financial statements.

(2)	In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards (including PSUs) with respect to an aggregate of 3,326,126 shares of LGI Series A common stock and 3,254,900 shares of LGI Series C common stock.

(3)	The LGI Incentive Plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2010, an aggregate of 14,836,837 shares of common stock were available for issuance pursuant to the incentive plan.

III-2

(4)	The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2010, an aggregate of 9,139,108 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than five million shares may consist of LGI Series B shares).

(5)	Prior to LGI International’s spin off from Liberty Media, Liberty Media approved each of the non-employee director incentive plan and the transitional plan in its capacity as the then sole shareholder of LGI International.

(6)	The transitional plan was adopted in connection with LGI International’s spin off from Liberty Media to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding Liberty Media stock incentive awards in accordance with the anti-dilution provisions of Liberty Media’s stock incentive plans. No additional awards will be made under the transitional plan.

(7)	The UGC Plans are comprised of the UnitedGlobalCom, Inc. 1993 Stock Option Plan, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in the LGI Combination. No additional awards will be made under these plans.

III-3

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The financial statements required under this Item begin on page II-64 of this Annual Report.

(a) (2) FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005.*

3.2	Bylaws of the Registrant.*

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share.*

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share.*

4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share.*

4.4	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 (File No. 000-51360)).

4.5	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility L Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006 (File No. 000-51360)).

4.6	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2006 (File No. 000-51360)).

4.7	Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).

4.8	Additional Facility Accession Agreement dated September 9, 2008, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 000-51360)).

4.9	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.10	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.11	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.12	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.13	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.14	Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.15	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.16	Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2009 (File No. 000-51360)).

4.17	Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.18	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.19	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.20	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.21	Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2009 (File No. 000-51360)).

4.22	Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360) (the November 2009 8-K)).

4.23	Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.24	Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.25	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.26	Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.27	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.28	Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 25, 2010 (File No. 000-51360)).

4.29	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360) (the April 2010 8-K)).

4.30	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.31	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.32	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2010 (File No. 000-51360)).

4.33	Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 28, 2010 (File No. 000-51360)).

4.34	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2010 (File No. 000-51360)).

4.35	Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.36	Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.37	Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.38	Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.39	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.40	Supplemental agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.41	Additional Facility F Accession Agreement, dated August 25, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility F Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 25, 2009 (File No. 000-51360)).

4.42	Additional Facility G Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International Finance S.a.r.l. (formerly known as Telenet International Finance SA) (Telenet International) as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg Finance Center S.a.r.l. (formerly known as Telenet Luxembourg Finance Center SA) (Telenet Luxembourg) as an Additional Facility G Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360) (the October 2010 8-K)).

4.43	Additional Facility H Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility H Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the October 2010 8-K).

4.44	Additional Facility I Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility I Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the October 2010 8-K).

4.45	Additional Facility J Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility J Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the October 2010 8-K).

4.46	Additional Facility K Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility K Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the October 2010 8-K).

4.47	Additional Facility L1 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility L1 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.6 to the October 2010 8-K).

4.48	Additional Facility L2 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility L2 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.7 to the October 2010 8-K).

4.49	Supplemental Agreement to the Telenet Facility Agreement, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

4.50	Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Facility Agreement.*

4.51	Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Facility Agreement.*

4.52	Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Facility Agreement.*

4.53	Indenture dated November 18, 2009, between the Registrant and Law Debenture Trust Company of New York as Trustee relating to the Registrant’s 4 1/2 % Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360) (the November 19, 2009 8-K/A)).

4.54	Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the November 19, 2009 8-K/A).

4.55	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 8 1/8% Senior Secured Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.56	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 9 5/8% Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 — Material Contracts:

10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).

10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan.*

10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.4	Form of Restricted Shares Agreement under the Incentive Plan.*

10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).

10.6	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.12 to the November 2006 Form 8-K).

10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed August 11, 2006 (File No. 000-51360)).

10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan.*

10.10	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2011).*

10.12	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).

10.13	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).

10.14	Form of Grant Acceptance for Restricted Share Units under the SEP Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2009 (File No. 000-51360)).

10.15	Form of Verification of Incentive Award Terms under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008 (File No. 000-51360)).

10.16	Liberty Global, Inc. 2009 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2009 (File No. 000-51360)).

10.17	Liberty Global, Inc. 2010 Annual Performance Award Plan for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 16, 2010 (File No. 000-51360)).

10.18	Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 1, 2010 (File No. 000-51360)).

10.19	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2010 (file No. 000-51360) (the May 6, 2010 10-Q)).

10.20	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of November 20, 2009) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.21	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed February 23, 2009 (File No. 000-51360)).

10.22	Nonemployee Director Deferred Compensation Plan (adopted effective December 15, 2009) (incorporated by reference to Exhibit 10.20 to the 2009 10-K).

10.23	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the 2009 10-K).

10.24	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 10.22 to the 2009 10-K).

10.25	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan.*

10.26	Form of Non-Qualified Stock Option Amendment under the Transitional Plan.*

10.27	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360) (the 2006 10-K)).

10.28	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.26 to the 2009 10-K).

10.29	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003).*

10.30	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the 2009 10-K).

10.31	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).

10.32	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 to the 2005 10-K).

10.33	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly Report on Form 10-Q filed November 4, 2009 (File No. 000-51360) (the November 4, 2009 10-Q)).

10.34	Form of Aircraft Time Sharing Agreement (U.S. based) (incorporated by reference to Exhibit 10.2 to the November 4, 2009 10-Q).

10.35	Form of Aircraft Time Sharing Agreement (European based) (incorporated by reference to Exhibit 10.3 to the November 4, 2009 10-Q).

10.36	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).

10.37	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV and Gene Musselman (incorporated by reference to Exhibit 10.37 to the 2009 10-K).

10.38	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe NV, formerly known as United Pan-Europe Communications NV), the Registrant (as assignee of UGC) and Gene Musselman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2008 (File No. 000-51360)).

10.39	Amendment to Employment Agreement, effective December 31, 2009, among UPC Broadband Holding Services B.V., the Registrant and Gene Musselman (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2010 (File No. 000-51360)).

10.40	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007 (File No. 000-51360) (the November 8, 2007 10-Q)).

10.41	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).

10.42	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).

10.43	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 (the August 9, 2007 10-Q)).

10.44	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).

10.45	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten.*

10.46	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed February 26, 2008 (File No. 000-51360) (the 2007 10-K).

10.47	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan (incorporated by reference to Exhibit 10.40 to the 2007 10-K).

10.48	Agreement of Limited Partnership of LGI/Sumisho Super Media, LP, dated as of October 23, 2009, among Liberty Japan, Inc., Liberty Jupiter, Inc., Sumitomo Corporation and, solely with respect to Section 16.22 thereof, LGI International, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 23, 2009 (File No. 000-51360)).

10.49	Share Purchase Agreement, dated November 13, 2009, among Unity Media S.C.A., BALAGO Vermogensverwaltungsgesellschaft mbh, and the Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed November 16, 2009 (File No. 000-51360)).

10.50	Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

21 — List of Subsidiaries*

23 — Consent of Experts and Counsel:

23.1	Consent of KPMG LLP*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification **

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith
**	Furnished herewith
***	To be furnished by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: February 24, 2011	By	/S/ ELIZABETH M. MARKOWSKI
Elizabeth M. Markowski Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ JOHN C. MALONE	Chairman of the Board	February 24, 2011
John C. Malone

/S/ MICHAEL T. FRIES	Chief Executive Officer, President and Director	February 24, 2011
Michael T. Fries

/S/ JOHN P. COLE	Director	February 24, 2011
John P. Cole

/S/ MIRANDA CURTIS	Director	February 24, 2011
Miranda Curtis

/S/ JOHN W. DICK	Director	February 24, 2011
John W. Dick

/S/ PAUL A. GOULD	Director	February 24, 2011
Paul A. Gould

/S/ RICHARD R. GREEN	Director	February 24, 2011
Richard R. Green

/S/ DAVID E. RAPLEY	Director	February 24, 2011
David E. Rapley

/S/ LARRY E. ROMRELL	Director	February 24, 2011
Larry E. Romrell

/S/ J. C. SPARKMAN	Director	February 24, 2011
J. C. Sparkman

/S/ J. DAVID WARGO	Director	February 24, 2011
J. David Wargo

/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S/ BERNARD G. DVORAK Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	February 24, 2011

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED BALANCE SHEETS

(Parent Company Only)

	December 31,
	2010	2009
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,031.8	$5.8
Deferred income taxes	16.5	12.0
Other current assets	1.3	3.8

Total current assets	1,049.6	21.6

Investments in consolidated subsidiaries, including intercompany balances	2,746.9	3,854.5

Property and equipment, at cost	3.7	2.9
Accumulated depreciation	(1.8)	(1.4)

Property and equipment, net	1.9	1.5
Deferred income taxes	—	38.3
Other assets, net	14.5	16.1

Total assets	$3,812.9	$3,932.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7.5	$1.2
Accrued stock-based compensation	—	104.9
Accrued liabilities and other	19.1	18.3

Total current liabilities	26.6	124.4
LGI Convertible Notes	660.5	630.7
Deferred income taxes	66.1	—
Accrued stock-based compensation	0.2	54.6
Other long-term liabilities	14.9	2.2

Total liabilities	768.3	811.9

Commitments and contingencies

Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 119,049,061 and 134,687,250 shares, respectively	1.2	1.3
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,242,728 and 9,369,101 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 113,317,514 and 123,483,527 shares, respectively	1.1	1.2
Additional paid-in capital	3,500.7	4,105.5
Accumulated deficit	(1,898.8)	(2,287.0)
Accumulated other comprehensive earnings, net of taxes	1,440.3	1,299.0

Total stockholders’ equity	3,044.6	3,120.1

Total liabilities and stockholders’ equity	$3,812.9	$3,932.0

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF OPERATIONS

(Parent Company Only)

	Year ended December 31,
	2010	2009	2008
	in millions
Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$102.5	$114.6	$126.8
Depreciation and amortization	0.6	0.5	0.4
Other operating charges	—	0.1	—

Operating loss	(103.1)	(115.2)	(127.2)

Non-operating income (expense):
Interest expense, net	(71.7)	(9.7)	(1.4)
Other income (expense), net	1.7	—	(0.2)

	(70.0)	(9.7)	(1.6)

Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(173.1)	(124.9)	(128.8)
Equity in earnings (losses) of consolidated subsidiaries, net	500.7	(330.7)	(702.6)
Income tax benefit	60.6	43.5	42.5

Net earnings (loss)	$388.2	$(412.1)	$(788.9)

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information — See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS

(Parent Company Only)

	Year ended December 31,
	2010	2009	2008
	in millions
Cash flows from operating activities:
Net earnings (loss)	$388.2	$(412.1)	$(788.9)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(500.7)	330.7	702.6
Stock-based compensation expense	44.6	55.1	69.8
Amortization of deferred financing costs and non-cash interest accretion	31.4	4.7	0.8
Depreciation and amortization	0.6	0.5	0.4
Foreign currency transaction losses (gains), net	(2.0)	—	0.1
Deferred income tax expense (benefit)	112.2	(64.1)	(34.6)
Excess tax benefits from stock-based compensation	(43.3)	—	—
Changes in operating assets and liabilities:
Receivables and other operating assets	2.7	(2.0)	(1.5)
Payables and accruals	(473.0)	(7.2)	(56.9)

Net cash used by operating activities	(439.3)	(94.4)	(108.2)

Cash flows from investing activities:
Distributions and advances from (contributions to) subsidiaries and affiliates, net	2,325.8	(441.7)	2,300.8
Capital expenditures	(0.5)	(0.6)	(0.6)

Net cash provided (used) by investing activities	2,325.3	(442.3)	2,300.2

Cash flows from financing activities:
Repurchase of LGI common stock	(884.9)	(416.3)	(2,271.8)
Repayments and repurchases of debt	(89.2)	(90.1)	(215.0)
Proceeds from issuance of LGI common stock upon exercise of stock options	70.8	11.4	17.9
Excess tax benefits from stock-based compensation	43.3	—	—
Borrowings of debt	—	935.0	215.0
Proceeds from issuance of LGI common stock to a third party, net	—	126.6	—
Payment of financing costs	—	(24.2)	—

Net cash provided (used) by financing activities	(860.0)	542.4	(2,253.9)

Net increase (decrease) in cash and cash equivalents	1,026.0	5.7	(61.9)
Cash and cash equivalents:
Beginning of period	5.8	0.1	62.0

End of period	$1,031.8	$5.8	$0.1

LIBERTY GLOBAL, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts—Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposals	Balance at end of period
	in millions
Year ended December 31:
2008	$125.4	82.9	0.5	(53.6)	(10.6)	—	$144.6
2009	$144.6	65.9	0.4	(73.2)	7.4	(2.6)	$142.5
2010	$142.5	78.7	25.4	(92.5)	(2.3)	(5.2)	$146.6