Form 10-K/A
period 2010-12-31
Liberty Global, Inc.
filed 2011-03-28
CIK 1316631

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

EXPLANATORY NOTE

The sole purpose of the Amendment No. 1 on Form 10-K/A to Liberty Global, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 (the Form 10-K) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Liberty Global, Inc.’s Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Label Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-K. Except as described above, this amendment does not update or modify in any way the disclosures in the Form 10-K and this Form 10-K/A does not purport to reflect any information or events subsequent to the filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The Registrant hereby amends and replaces in its entirety Item 15(a)(3) of its Annual Report on Form 10-K for the year ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 –– Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of the Registrant, dated June 15, 2005.*

3.2	Bylaws of the Registrant.*

4 –– Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen certificate for shares of the Registrant’s Series A common stock, par value $.01 per share.*

4.2	Specimen certificate for shares of the Registrant’s Series B common stock, par value $.01 per share.*

4.3	Specimen certificate for shares of the Registrant’s Series C Common Stock, par value $.01 per share.*

4.4	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2006 (File No. 000-51360)).

4.5	Additional Facility Accession Agreement, dated July 3, 2006, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility L Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 7, 2006 (File No. 000-51360)).

4.6	Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC as Facility Agent, to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2006 (File No. 000-51360)).

4.7	Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).

4.8	Additional Facility Accession Agreement dated September 9, 2008, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility P Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2008 (File No. 000-51360)).

4.9	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.10	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.11	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.12	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.13	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.14	Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.15	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.16	Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2009 (File No. 000-51360)).

4.17	Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.18	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.19	Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.20	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.21	Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 18, 2009 (File No. 000-51360)).

4.22	Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360) (the November 2009 8-K)).

4.23	Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.24	Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.25	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility S Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.26	Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations B.V. as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.27	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.28	Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 25, 2010 (File No. 000-51360)).

4.29	Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360) (the April
2010 8-K)).

4.30	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.31	Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.3 to the April 2010 8-K)).

4.32	Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility X Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 4, 2010 (File No. 000-51360)).

4.33	Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 28, 2010 (File No. 000-51360)).

4.34	Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as an Additional Facility W Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 6, 2010 (File No. 000-51360)).

4.35	Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.36	Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.37	Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.38	Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.39	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.40	Supplemental agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.41	Additional Facility F Accession Agreement, dated August 25, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, KBC Bank NV as Security Agent, and Telenet Mobile NV as the initial Additional Facility F Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed August 25, 2009 (File No. 000-51360)).

4.42	Additional Facility G Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International Finance S.a.r.l. (formerly known as Telenet International Finance SA) (Telenet International) as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg Finance Center S.a.r.l. (formerly known as Telenet Luxembourg Finance Center SA) (Telenet Luxembourg) as an Additional Facility G Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360) (the October 2010 8-K)).

4.43	Additional Facility H Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility H Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.2 to the October 2010 8-K).

4.44	Additional Facility I Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility I Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.3 to the October 2010 8-K).

4.45	Additional Facility J Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility J Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.4 to the October 2010 8-K).

4.46	Additional Facility K Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility K Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.5 to the October 2010 8-K).

4.47	Additional Facility L1 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility L1 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.6 to the October 2010 8-K).

4.48	Additional Facility L2 Accession Agreement, dated October 4, 2010, among, inter alia, Telenet International as Borrower, Telenet NV as Guarantor, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent, and Telenet Luxembourg as an Additional Facility L2 Lender, under the Telenet Facility Agreement (incorporated by reference to Exhibit 4.7 to the October 2010 8-K).

4.49	Supplemental Agreement to the Telenet Facility Agreement, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

4.50	Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Facility Agreement.*

4.51	Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Facility Agreement.*

4.52	Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Facility Agreement.*

4.53	Indenture dated November 18, 2009, between the Registrant and Law Debenture Trust Company of New York as Trustee relating to the Registrant’s 4 1/2 % Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360) (the November 19, 2009
8-K/A)).

4.54	Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the November 19, 2009 8-K/A).

4.55	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 8 1/8% Senior Secured Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.56	Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 9 5/8% Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 to the November 20, 2009
8-K).

The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 — Material Contracts:

10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2006 (File No. 000-51360) (the November 2006 8-K)).

10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan.*

10.3	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.4	Form of Restricted Shares Agreement under the Incentive Plan.*

10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).

10.6	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008
10-Q).

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 99.12 to the November 2006 Form 8-K).

10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K/A filed August 11, 2006 (File No. 000-51360)).

10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan.*

10.10	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2011).*

10.12	Liberty Global, Inc. Senior Executive Performance Incentive Plan (As Amended and Restated Effective May 2, 2007) (the SEP Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).

10.13	Form of Participation Certificate under the SEP Incentive Plan (incorporated by reference to Exhibit 10.3 to the May 10, 2007 10-Q).

10.14	Form of Grant Acceptance for Restricted Share Units under the SEP Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2009 (File No. 000-51360)).

10.15	Form of Verification of Incentive Award Terms under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008 (File No. 000-51360)).

10.16	Liberty Global, Inc. 2009 Annual Performance Award Plan for executive officers and key employees under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2009 (File No. 000-51360)).

10.17	Liberty Global, Inc. 2010 Annual Performance Award Plan for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 16, 2010 (File No. 000-51360)).

10.18	Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 1, 2010 (File No. 000-51360)).

10.19	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2010 (file No. 000-51360) (the May 6, 2010 10-Q)).

10.20	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of November 20, 2009) (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.21	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed February 23, 2009 (File No. 000-51360)).

10.22	Nonemployee Director Deferred Compensation Plan (adopted effective December 15, 2009) (incorporated by reference to Exhibit 10.20 to the 2009 10-K).

10.23	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to the 2009 10-K).

10.24	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 10.22 to the 2009 10-K).

10.25	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan.*

10.26	Form of Non-Qualified Stock Option Amendment under the Transitional Plan.*

10.27	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360) (the 2006
10-K)).

10.28	UnitedGlobalCom, Inc. 1993 Stock Option Plan (amended and restated effective January 22, 2004) (incorporated by reference to Exhibit 10.26 to the 2009 10-K).

10.29	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003).*

10.30	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the 2009 10-K).

10.31	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed March 14, 2006 (File No. 000-51360) (the 2005 10-K)).

10.32	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.20 to the 2005 10-K).

10.33	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly Report on Form 10-Q filed November 4, 2009 (File No. 000-51360) (the November 4, 2009 10-Q)).

10.34	Form of Aircraft Time Sharing Agreement (U.S. based) (incorporated by reference to Exhibit 10.2 to the November 4, 2009 10-Q).

10.35	Form of Aircraft Time Sharing Agreement (European based) (incorporated by reference to Exhibit 10.3 to the November 4, 2009 10-Q).

10.36	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).

10.37	Employment Agreement, effective April 19, 2000, among UGC, United Pan-Europe Communications NV and Gene Musselman (incorporated by reference to Exhibit 10.37 to the 2009 10-K).

10.38	Amendment to Employment Agreement, dated June 5, 2008, among UPC Broadband Holding Services B.V. (as assignee of Liberty Global Europe NV, formerly known as United Pan-Europe Communications NV), the Registrant (as assignee of UGC) and Gene Musselman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2008 (File No. 000-51360)).

10.39	Amendment to Employment Agreement, effective December 31, 2009, among UPC Broadband Holding Services B.V., the Registrant and Gene Musselman (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed January 4, 2010 (File No. 000-51360)).

10.40	Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O’Neill (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2007 (File No. 000-51360) (the November 8, 2007 10-Q)).

10.41	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O’Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).

10.42	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O’Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).

10.43	Employment Agreement, effective July 2, 2007, between Liberty Global Services, LLC and Mauricio Ramos (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2007 (the August 9, 2007 10-Q)).

10.44	Employment Contract, effective July 2, 2007, between VTR Global Com S.A. and Mauricio Ramos (free translation of the Spanish original) (incorporated by reference to Exhibit 10.9 to the August 9, 2007 10-Q).

10.45	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten.*

10.46	VTR Global Com S.A. 2006 Phantom SAR Plan (the VTR Plan) (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed February 26, 2008 (File No. 000-51360) (the 2007 10-K).

10.47	Form of Grant Agreement for U.S. Taxpayers under the VTR Plan (incorporated by reference to Exhibit 10.40 to the 2007 10-K).

10.48	Agreement of Limited Partnership of LGI/Sumisho Super Media, LP, dated as of October 23, 2009, among Liberty Japan, Inc., Liberty Jupiter, Inc., Sumitomo Corporation and, solely with respect to Section 16.22 thereof, LGI International, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 23, 2009 (File No. 000-51360)).

10.49	Share Purchase Agreement, dated November 13, 2009, among Unity Media S.C.A., BALAGO Vermogensverwaltungsgesellschaft mbh, and the Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed November 16, 2009 (File No. 000-51360)).

10.50	Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

21 –– List of Subsidiaries*

23 –– Consent of Experts and Counsel:

23.1	Consent of KPMG LLP*

31 –– Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 –– Section 1350 Certification **

101.ins	XBRL Instance Document***

101.sch	XBRL Taxonomy Extension Schema Document***

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document***

101.def	XBRL Taxonomy Extension Definition Linkbase Document***

101.lab	XBRL Taxonomy Extension Label Linkbase Document***

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed with Liberty Global, Inc.’s Annual Report on Form 10-K filed on February 24, 2011.
**	Furnished with Liberty Global, Inc.’s Annual Report on Form 10-K filed on February 24, 2011.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: March 28, 2011	By	/s/ Elizabeth M. Markowski
Elizabeth M. Markowski
Senior Vice President, Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board	March 28, 2011

/s/ Michael T. Fries Michael T. Fries	Chief Executive Officer, President and Director	March 28, 2011

/s/ John P. Cole John P. Cole	Director	March 28, 2011

/s/ Miranda Curtis Miranda Curtis	Director	March 28, 2011

/s/ John W. Dick John W. Dick	Director	March 28, 2011

/s/ Paul A. Gould Paul A. Gould	Director	March 28, 2011

/s/ Richard R. Green Richard R. Green	Director	March 28, 2011

/s/ David E. Rapley David E. Rapley	Director	March 28, 2011

/s/ Larry E. Romrell Larry E. Romrell	Director	March 28, 2011

/s/ J. C. Sparkman J. C. Sparkman	Director	March 28, 2011

/s/ J. David Wargo J. David Wargo	Director	March 28, 2011

/s/ Charles H.R. Bracken Charles H.R. Bracken	Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)	March 28, 2011

/s/ Bernard G. Dvorak Bernard G. Dvorak	Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	March 28, 2011