Form 10-Q
period 2011-03-31
Liberty Global, Inc.
filed 2011-05-04
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 28, 2011 was:

Series A common stock — 124,726,349 shares;

Series B common stock — 10,242,728 shares; and

Series C common stock — 117,904,916 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,787.1	$3,847.5
Restricted cash (note 2)	1,659.0	5.3
Trade receivables, net	761.5	922.3
Deferred income taxes	285.1	300.1
Other current assets (note 4)	371.3	357.5

Total current assets	5,864.0	5,432.7
Restricted cash	40.2	40.6
Investments (including $1,026.2 million and $1,012.0 million, respectively, measured at fair value) (note 3)	1,088.2	1,073.6
Property and equipment, net (note 6)	11,656.5	11,112.3
Goodwill (note 6)	12,303.6	11,734.7
Intangible assets subject to amortization, net (note 6)	2,116.4	2,095.5
Other assets, net (note 4)	1,809.0	1,839.4

Total assets	$34,877.9	$33,328.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

(unaudited)

	March 31, 2011	December 31, 2010
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$603.2	$566.2
Deferred revenue and advance payments from subscribers and others	912.6	869.8
Current portion of debt and capital lease obligations (note 7)	724.9	631.7
Derivative instruments (note 4)	594.8	563.1
Accrued interest	308.4	221.2
Accrued programming	237.1	215.9
Other accrued and current liabilities	1,270.5	1,222.0

Total current liabilities	4,651.5	4,289.9
Long-term debt and capital lease obligations (note 7)	23,135.9	21,830.9
Other long-term liabilities (note 4)	3,566.9	3,750.3

Total liabilities	31,354.3	29,871.1

Commitments and contingencies (notes 2, 4 and 13)

Equity (note 9):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 117,601,725 and 119,049,061 shares, respectively	1.2	1.2
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,242,728 and 10,242,728 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 112,410,443 and 113,317,514 shares, respectively	1.1	1.1
Additional paid-in capital	3,283.7	3,500.7
Accumulated deficit	(1,556.4)	(1,898.8)
Accumulated other comprehensive earnings, net of taxes	1,327.7	1,440.3

Total LGI stockholders	3,057.4	3,044.6
Noncontrolling interests	466.2	413.1

Total equity	3,523.6	3,457.7

Total liabilities and equity	$34,877.9	$33,328.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2011	2010
	in millions, except per share amounts

Revenue (note 12)	$2,432.3	$2,175.7

Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	902.2	826.5
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	444.0	408.2
Depreciation and amortization	618.5	589.0
Impairment, restructuring and other operating charges (gains), net (note 2)	(110.0)	48.4

	1,854.7	1,872.1

Operating income	577.6	303.6

Non-operating income (expense):
Interest expense	(364.2)	(343.2)
Interest and dividend income	22.1	13.0
Realized and unrealized losses on derivative instruments, net (note 4)	(12.9)	(510.5)
Foreign currency transaction gains (losses), net	384.4	(135.1)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 3, 5, and 7)	(93.6)	52.6
Gains (losses) on debt modifications and extinguishments, net (note 7)	(19.3)	3.1
Other expense, net	(4.4)	(0.1)

	(87.9)	(920.2)

Earnings (loss) from continuing operations before income taxes	489.7	(616.6)
Income tax expense (note 8)	(65.7)	(16.4)

Earnings (loss) from continuing operations	424.0	(633.0)

Discontinued operations (note 2):
Earnings from discontinued operations, net of taxes	—	47.3
Gain on disposal of discontinued operations, net of taxes	—	1,392.2

	—	1,439.5

Net earnings	424.0	806.5
Net earnings attributable to noncontrolling interests	(81.6)	(69.9)

Net earnings attributable to LGI stockholders	$342.4	$736.6

Basic earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$1.42	$(2.44)
Discontinued operations	—	5.19

	$1.42	$2.75

Diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$1.22	$(2.44)
Discontinued operations	—	5.19

	$1.22	$2.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(unaudited)

	Three months ended March 31,
	2011	2010
	in millions

Net earnings	$424.0	$806.5

Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(124.9)	104.8
Reclassification adjustment for foreign currency translation gains included in net earnings	—	(390.9)
Pension related adjustments and other	(2.8)	1.8

Other comprehensive loss	(127.7)	(284.3)

Comprehensive earnings	296.3	522.2
Comprehensive earnings attributable to noncontrolling interests	(66.5)	(130.7)

Comprehensive earnings attributable to LGI stockholders	$229.8	$391.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	LGI stockholders							Noncontrolling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2011	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
Net earnings	—	—	—	—	342.4	—	342.4	81.6	424.0
Other comprehensive loss, net of taxes	—	—	—	—	—	(112.6)	(112.6)	(15.1)	(127.7)
Repurchase and cancellation of LGI common stock (note 9)	—	—	—	(212.5)	—	—	(212.5)	—	(212.5)
Stock-based compensation (note 10)	—	—	—	18.6	—	—	18.6	—	18.6
Net excess tax benefits from stock-based compensation	—	—	—	20.1	—	—	20.1	—	20.1
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(25.8)	(25.8)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding	—	—	—	(35.3)	—	—	(35.3)	—	(35.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(7.9)	—	—	(7.9)	12.4	4.5

Balance at March 31, 2011	$1.2	$0.1	$1.1	$3,283.7	$(1,556.4)	$1,327.7	$3,057.4	$466.2	$3,523.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2011	2010
	in millions
Cash flows from operating activities:
Net earnings	$424.0	$806.5
Earnings from discontinued operations	—	(1,439.5)

Earnings (loss) from continuing operations	424.0	(633.0)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	35.6	34.0
Depreciation and amortization	618.5	589.0
Impairment, restructuring and other operating charges (gains), net	(110.0)	48.4
Amortization of deferred financing costs and non-cash interest accretion	25.2	25.8
Realized and unrealized losses on derivative instruments, net	12.9	510.5
Foreign currency transaction losses (gains), net	(384.4)	135.1
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	95.3	(52.6)
Losses (gains) on debt modifications and extinguishments, net	19.3	(3.1)
Deferred income tax expense	65.4	705.9
Excess tax benefits from stock-based compensation	(20.2)	(34.3)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(46.7)	(692.0)
Net cash provided by operating activities of discontinued operations	—	172.0

Net cash provided by operating activities	734.9	805.7

Cash flows from investing activities:
Change in restricted cash	(1,656.9)	0.4
Capital expenditures	(510.4)	(405.0)
Proceeds from sale of investments and other assets	148.9	—
Cash paid in connection with acquisitions, net of cash acquired	(50.7)	(2,627.1)
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	—	3,164.7
Other investing activities, net	(2.5)	0.9
Net cash used by investing activities of discontinued operations	—	(88.4)

Net cash provided (used) by investing activities	$(2,071.6)	$45.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(unaudited)

	Three months ended March 31,
	2011	2010
	in millions
Cash flows from financing activities:
Borrowings of debt	$2,929.4	$1,241.1
Repayments and repurchases of debt and capital lease obligations	(2,571.6)	(4,440.8)
Repurchase of LGI common stock	(202.5)	(101.5)
Payment of net settled employee withholding taxes on stock incentive awards	(28.3)	(2.4)
Excess tax benefits from stock-based compensation	20.2	34.3
Payment of financing costs and debt premiums	(17.8)	(23.3)
Net cash received (paid) related to derivative instruments	0.8	(91.0)
Change in cash collateral	—	3,557.8
Other financing activities, net	(0.2)	16.2
Net cash used by financing activities of discontinued operations	—	(22.2)

Net cash provided by financing activities	130.0	168.2

Effect of exchange rate changes on cash:
Continuing operations	146.3	(118.1)
Discontinued operations	—	13.3

Total	146.3	(104.8)

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,060.4)	839.9
Discontinued operations	—	74.7

Net increase (decrease) in cash and cash equivalents	(1,060.4)	914.6
Cash and cash equivalents:
Beginning of period	3,847.5	3,269.6

End of period	$2,787.1	$4,184.2

Cash paid for interest:
Continuing operations	$260.6	$174.3
Discontinued operations	—	10.3

Total	$260.6	$184.6

Net cash paid for taxes:
Continuing operations	$14.4	$7.8
Discontinued operations	—	0.9

Total	$14.4	$8.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at March 31, 2011 in 14 countries, primarily in Europe, Chile and Australia. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through Liberty Global Europe’s 50.6%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our 54.2%-owned subsidiary, Austar United Communications Limited (Austar), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Effective September 30, 2010, we closed down the DTH operations of Unitymedia’s arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group), including Liberty Jupiter LLC (Liberty Jupiter), which directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. We have presented Unitymedia’s arena segment and the J:COM Disposal Group as discontinued operations in our condensed consolidated statements of operations and cash flows. As such, all statement of operations and cash flow statement amounts presented in the notes to these condensed consolidated financial statements relate only to our continuing operations, unless otherwise noted. See note 2.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2010 consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K/A.

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

March 31, 2011

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2011.

Certain prior period amounts have been reclassified to conform to the current year presentation, including certain cash outflows related to the payment of employee withholding taxes that are net settled upon the exercise of certain stock incentive awards, which cash outflows have been reclassified in our condensed consolidated cash flow statements from operating to financing activities.

(2)    Acquisitions and Dispositions

Pending Acquisitions

Aster. On December 4, 2010, we reached an agreement to acquire 100% of the equity of Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland, for an equity purchase price of PLN 870 million ($306 million). The equity purchase price, together with Aster's adjusted net debt at March 31, 2011 of PLN 1,506 million ($530 million), represents total consideration of PLN 2,376 million ($837 million) before direct acquisition costs. The equity purchase price is expected to be funded with available cash and cash equivalents.

KBW. On March 21, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), one of our wholly-owned subsidiaries, entered into a Sale and Purchase Agreement (the KBW Purchase Agreement) with Oskar Rakso S.à.r.l. (Oskar Rakso) for the acquisition of all of the outstanding shares of Musketeer GmbH (Musketeer), the sole shareholder of Kabel BW Erste Beteiligungs GmbH (KBW). KBW is the third largest cable television operator in Germany in terms of numbers of subscribers. Closing of the acquisition by UPC Germany HC2 is subject to certain regulatory approvals (KBW Antitrust Clearance).

Prior to execution of the KBW Purchase Agreement, Oskar Rakso contributed all of the issued share capital of KBW to Musketeer in exchange for an additional share of Musketeer and a loan receivable of €1.1 billion ($1.56 billion at the agreement date) (the Oskar Rakso Loan Receivable). At closing (i) Oskar Rakso will transfer the Musketeer shares and assign the Oskar Rakso Loan Receivable in the amount then outstanding to UPC Germany HC2 and (ii) UPC Germany HC2 will pay an amount in cash (the KBW Purchase Price) equal to approximately €2.06 billion ($2.93 billion at the agreement date) (the KBW Equity Value) minus the aggregate amount of payments received by Oskar Rakso in fulfillment of the Oskar Rakso Loan Receivable (the Oskar Rakso Loan Receivable Settlement Amount). The KBW Equity Value excludes transaction costs and is based upon an agreed enterprise value of €3.16 billion ($4.49 billion at the agreement date), including net debt and certain other liabilities and accruals of €1.1 billion ($1.6 billion at the agreement date). The Oskar Rakso Loan Receivable Settlement Amount is subject to a cap of €1.0 billion ($1.4 billion at the agreement date). Of the KBW Purchase Price, €50.0 million ($70.9 million at the agreement date) will be deposited in escrow until the later of March 31, 2012 and four months after closing pending any claims under the KBW Purchase Agreement. We currently intend to fund payment of the KBW Purchase Price with available sources of liquidity, including our cash and cash equivalents. Following execution of the KBW Purchase Agreement, Musketeer and KBW undertook a refinancing of the outstanding debt of KBW and its subsidiaries and on March 31, 2011, €2.25 billion equivalent ($3.20 billion at the agreement date) of new debt was issued. Proceeds from the new debt of Musketeer and KBW was used to (i) repay outstanding debt and settle related hedging agreements, (ii) fund repayment of €1.0 billion ($1.4 billion) of the Oskar Rakso Loan Receivable and (iii) pay financing costs.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

In the event that KBW Antitrust Clearance has not been obtained by UPC Germany HC2 prior to or on December 31, 2011, or if it earlier becomes evident that KBW Antitrust Clearance cannot be obtained and UPC Germany HC2 has notified Oskar Rakso thereof, Aldermanbury Investments Limited (Aldermanbury) will assume UPC Germany HC2’s rights and obligations under the KBW Purchase Agreement, pursuant to and subject to the terms and conditions of a commitment letter agreement, dated March 21, 2011, among Aldermanbury, Oskar Rakso, UPC Germany HC2 and Liberty Global Europe. Aldermanbury is a subsidiary of J.P. Morgan Chase & Co., Inc. If KBW Antitrust Clearance is required for Aldermanbury to acquire the Musketeer shares, but has not been obtained by March 15, 2012, or Aldermanbury is earlier prohibited by the relevant competition authorities from closing the acquisition, then either party may rescind the KBW Purchase Agreement and UPC Germany HC2 will be obligated to pay Oskar Rakso a break-up fee in the amount of €150.0 million ($212.8 million).

Also on March 21, 2011, Liberty Global Europe, as guarantor of the KBW Purchase Agreement, and Aldermanbury entered into a separate commitment letter agreement (the KBW Commitment Letter) and a cash settled share swap transaction and related agreements (the KBW Total Return Swap). Pursuant to the KBW Commitment Letter, if Aldermanbury is required to assume UPC Germany HC2’s rights and obligations under the KBW Purchase Agreement, it will hold the Musketeer shares on a temporary basis with a view to reselling them to a third-party purchaser within 12 months. Liberty Global Europe has agreed to indemnify and hold harmless Aldermanbury, its affiliates and certain others against all claims, actions, losses, liabilities, damages and expenses they may incur relating to or arising out of the acquisition, ownership, operation or disposal of Musketeer. Liberty Global Europe has also agreed to reimburse Aldermanbury and its affiliates for all costs, taxes and expenses they may incur in connection with entering into, performing or enforcing the KBW Commitment Letter, the KBW Purchase Agreement and the KBW Total Return Swap or in connection with any disposal of Musketeer, following the submission of invoices appropriately documenting such costs, taxes and expenses. Pursuant to the KBW Total Return Swap, if as of the cash settlement date the proceeds of any sale or other disposition by Aldermanbury of Musketeer or its assets, net of brokerage or underwriting costs and any taxes (Final KBW Price), are less than the sum of the KBW Purchase Price and any additional amounts payable by Aldermanbury to acquire the Musketeer shares pursuant to the KBW Purchase Agreement (the Notional KBW Equity Amount), Liberty Global Europe will pay the amount of such shortfall to Aldermanbury. If the Final KBW Price exceeds the Notional KBW Equity Amount, Aldermanbury will pay the amount of such excess to Liberty Global Europe. Liberty Global Europe secured its obligations under the KBW Total Return Swap by placing €1.16 billion ($1.65 billion at the agreement date) into an escrow account (the Aldermanbury Escrow Account), and granting a security interest in this escrow account to Aldermanbury. At March 31, 2011, the balance of the Aldermanbury Escrow Account is included in current restricted cash in our condensed consolidated balance sheet. In connection with the payment of €1.0 billion ($1.4 billion) of the Oskar Rakso Loan Receivable in April 2011, €100.0 million ($141.9 million) of the Aldermanbury Escrow Account was released and returned to Liberty Global Europe. For additional information concerning the KBW Total Return Swap, see notes 4 and 5.

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

March 31, 2011

(unaudited)

($5,725.0 million at the transaction date) before direct acquisition costs of €37.0 million ($51.4 million at the applicable rates). On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation.

Pro Forma Information for the Unitymedia Acquisition

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2010 give effect to the Unitymedia Acquisition as if it had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended March 31, 2010
in millions, except per share amount
Revenue:
Continuing operations	$2,270.2
Discontinued operations	643.8

Total	$2,914.0

Net earnings attributable to LGI stockholders	$748.2

Basic and diluted earnings attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$2.80

Our condensed consolidated statement of operations for the three months ended March 31, 2010 includes revenue and net loss attributable to Old Unitymedia for the period from January 28, 2010 through March 31, 2010 of $220.0 million and $32.9 million, respectively.

Dispositions

Discontinued operations. As discussed in note 1, we closed down Unitymedia’s arena segment effective September 30, 2010 and sold our ownership interest in the J:COM Disposal Group on February 18, 2010. The combined operating results of Unitymedia’s arena segment and the J:COM Disposal Group during the three months ended March 31, 2010 are classified as discontinued operations in our condensed consolidated statements of operations and are summarized in the following table:

Three months ended March 31, 2010
in millions

Revenue	$643.8

Operating income	$136.1

Earnings before income taxes and noncontrolling interests	$84.7

Income tax expense	$37.4

Loss from discontinued operations attributable to LGI stockholders, net of taxes	$(4.0)

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary’s intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in impairment, restructuring and other operating charges (gains), net, in our condensed consolidated statement of operations.

(3)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2011	December 31, 2010
	in millions

Fair value (a)	$1,026.2	$1,012.0
Equity	61.2	60.9
Cost	0.8	0.7

Total	$1,088.2	$1,073.6

(a)	Includes $655.4 million and $646.1 million, respectively, representing the fair value of our investment in the common shares of Sumitomo Corporation (Sumitomo). These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Japanese yen (¥), the Australian dollar (AUD) and the British pound sterling (£). With the exception of certain of Austar’s interest rate swaps, we generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our derivative instruments generally are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2011			December 31, 2010
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$53.8	$144.3	$198.1	$90.6	$192.2	$282.8
Equity-related derivative contracts (c)	—	533.3	533.3	—	568.6	568.6
Foreign currency forward contracts	—	—	—	4.5	—	4.5
Other	1.7	3.6	5.3	1.8	3.6	5.4

Total	$55.5	$681.2	$736.7	$96.9	$764.4	$861.3

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$529.5	$1,505.4	$2,034.9	$539.5	$1,798.0	$2,337.5
Equity-related derivative contracts (d)	59.3	—	59.3	15.4	—	15.4
Foreign currency forward contracts	4.9	—	4.9	7.5	—	7.5
Other	1.1	1.7	2.8	0.7	1.0	1.7

Total	$594.8	$1,507.1	$2,101.9	$563.1	$1,799.0	$2,362.1

(a)	Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)

We consider credit risk in our fair value assessments. As of March 31, 2011 and December 31, 2010, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $7.5 million and $16.2 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $158.0 million and $182.9 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our derivative

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

instruments resulted in a gain (loss) of ($25.0 million) and $33.8 million during the three months ended March 31, 2011 and 2010, respectively, and these amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

(c)	Our equity-related derivative asset relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we assumed that any losses incurred by our company in the event of nonperformance by the counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

(d)	Our current equity-related derivative liability at March 31, 2011 includes $44.3 million related to the KBW Total Return Swap. The fair value of the KBW Total Return Swap does not include a credit risk adjustment as our obligations under this derivative instrument are secured by the Aldermanbury Escrow Account. For additional information concerning the KBW Total Return Swap, see notes 2 and 5.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2011	2010
	in millions
Continuing operations:
Equity-related derivative contracts (a)	$(79.2)	$(54.9)
Cross-currency and interest rate derivative contracts	71.2	(463.3)
Foreign currency forward contracts	(3.5)	4.4
Other	(1.4)	3.3

Total — continuing operations	$(12.9)	$(510.5)

(a)	Includes activity related to the Sumitomo Collar and, during the 2011 period, the KBW Total Return Swap.

The net cash received (paid) related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The classifications of these cash inflows (outflows) are as follows:

	Three months ended March 31,
	2011	2010
	in millions
Continuing operations:
Operating activities	$(260.7)	$(316.4)
Investing activities	(0.7)	34.3
Financing activities	0.8	(91.0)

Total — continuing operations	$(260.6)	$(373.1)

Discontinued operations	$—	$(35.7)

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At March 31, 2011, our exposure to credit risk included derivative assets with a fair value of $736.7 million.

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

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%

UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2014	€165.8	CZK	4,721.8	5.50%	5.89%
December 2014	€200.0	CZK	5,800.0	5.46%	5.30%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%

December 2014	€488.0	HUF	138,437.5	5.50%	9.47%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%

December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
July 2017	€82.0	PLN	318.0	3.00%	5.60%

December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%

July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%

December 2016	€31.9	RON	116.8	5.50%	12.14%

September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€653.0	CHF	1,066.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 1.95%
December 2014	€245.4	CHF	400.0	6 mo. EURIBOR + 0.82%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%

Chellomedia Programming Financing Holdco BV (Chellomedia PFH), a subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%

December 2013	€19.4	CZK	517.0	3.50%	4.49%

December 2013	$14.7	PLN	50.0	3.50%	5.56%

Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument. Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
December 2014	$725.0		€547.3	6 mo. LIBOR + 1.75%	5.74%
December 2016	$160.0		€120.7	6 mo. LIBOR + 3.50%	7.56%
December 2016	$376.1	RON	912.4	6 mo. LIBOR + 3.50%	13.86%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%

VTR:
September 2014	$456.0	CLP	252,396.0	6 mo. LIBOR + 3.00%	11.16%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2012		$1,250.0	1 mo.LIBOR + 3.22%	6 mo.LIBOR + 3.11%
January 2012		$221.5	1 mo.LIBOR + 3.52%	6 mo.LIBOR + 3.43%
July 2020		$1,000.0	6.63%	6 mo.LIBOR + 3.03%
July 2011		€100.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.59%
January 2012		€1,500.0	1 mo. EURIBOR + 3.40%	6 mo. EURIBOR + 3.09%
January 2012		€1,500.0	1 mo. EURIBOR + 4.00%	6 mo. EURIBOR + 3.68%
April 2012		€555.0	6 mo. EURIBOR	3.32%
September 2012		€500.0	3 mo. EURIBOR	2.96%
March 2013		€75.4	6 mo. EURIBOR	4.24%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
December 2014		€1,853.0	6 mo. EURIBOR	4.66%
April 2012 — December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%

September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%

July 2013	CLP	86,100.0	6.77%	6 mo. TAB

July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%

July 2013	PLN	115.1	6 mo. WIBOR	5.41%

Chellomedia PFH:
December 2013		$86.4	6 mo. LIBOR	4.98%

December 2013		€150.1	6 mo. EURIBOR	4.14%

Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014 (b)	AUD	175.9	3 mo. AUD BBSY	6.50%
August 2013 — December 2015 (b)	AUD	386.5	3 mo. AUD BBSY	6.09%
August 2014 — December 2015 (b)	AUD	175.9	3 mo. AUD BBSY	6.25%

Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), a subsidiary of LGI:
June 2014		$163.8	3 mo. LIBOR	5.14%

VTR:
July 2013	CLP	86,100.0	6 mo. TAB	7.78%

Telenet NV, a subsidiary of Telenet:
December 2011		€50.0	3 mo. EURIBOR	5.29%
September 2012		€350.0	3 mo. EURIBOR	4.35%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%
June 2011 — August 2015		€350.0	3 mo. EURIBOR	3.54%
July 2011 — December 2015		€200.0	3 mo. EURIBOR	3.55%
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%

Unitymedia:
April 2011		€800.0	3 mo. EURIBOR	3.35%

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Austar accounts for these interest rate swaps as cash flow hedges. As of March 31, 2011, the fair value of these derivative instruments and the related impact on our accumulated other comprehensive earnings was not significant.

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2011
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%

Telenet NV:
June 2011	€550.0	3.50%
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
June 2015 — June 2017	€50.0	4.50%
December 2017	€3.4	6.50%
December 2017	€3.4	5.50%

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of March 31, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet’s interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2011
Subsidiary / Final maturity date (a)	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%
July 2017	€950.0	1.00%	4.00%

(a)	The notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to require the counterparty to deliver U.S. dollars in exchange for Swiss francs at a fixed exchange rate of 1.10 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at March 31, 2011
in millions

October 2016	$19.8
April 2017	$19.8
October 2017	$19.8
April 2018	$419.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2011:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

UPC Broadband Holding	€1.0	HUF	270.7	April 2011 — December 2011
UPC Broadband Holding	€3.1	PLN	12.6	April 2011 — December 2011
UPC Broadband Holding	€0.8	CZK	20.5	April 2011 — December 2011
UPC Broadband Holding	£2.1		€2.5	April 2011 — December 2011
UPC Broadband Holding	€3.1	CHF	4.1	April 2011 — March 2012
VTR	$40.6	CLP	20,764.7	April 2011 — February 2012
Telenet NV	$7.0		€5.0	April 2011 — March 2012
Austar Entertainment	$16.0	AUD	17.4	April 2011 — December 2011
LGE Financing	$245.8		€173.7	April 2011 — April 2012

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) prior to their conversion into LGI common stock in April 2011 (see note 7), the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes). UGC is a wholly-owned subsidiary of LGI. The reported fair values of these assets and liabilities as of March 31, 2011 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to our foreign currency and interest rate derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument. With respect to the Sumitomo Collar, we expect settlement to occur through the surrender of the underlying shares. With respect to the KBW Total Return Swap, the amount, if any, that will be paid or received in connection with the settlement of this derivative instrument will be dependent on, among other matters, whether KBW Antitrust Clearance is obtained.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

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

The fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we believe that these valuations fall under Level 3 of the fair value hierarchy.

The fair value measurement of the KBW Total Return Swap is determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a derivative instrument and uses those simulations to develop an estimated fair value for the instrument. With regards to the KBW Total Return Swap, the main sources of uncertainty relate to (i) the probability of receiving KBW Antitrust Clearance and (ii) the fair value of KBW’s equity in the event a cash settlement of the KBW Total Return Swap is required. Accordingly, the simulation model reflects a range of possible outcomes with respect to (i) KBW Antitrust Clearance, (ii) KBW’s projected future EBITDA and (iii) assumed EBITDA entry and termination valuation multiples derived from those EBITDA projections. The valuation of the KBW Total Return Swap is based on our unobservable estimates and judgments, and therefore, this instrument falls under Level 3 of the fair value hierarchy. For additional information regarding the KWB Total Return Swap, see note 2.

As further described in note 4, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we believe that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

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

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at March 31, 2011 using:
Description	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$198.1	$—	$198.1	$—
Equity-related derivative instruments	533.3	—	—	533.3
Other	5.3	—	5.3	—

Total derivative instruments	736.7	—	203.4	533.3
Investments	1,026.2	655.4	—	370.8

Total assets	$1,762.9	$655.4	$203.4	$904.1

Liabilities:
UGC Convertible Notes	$601.8	$—	$—	$601.8

Derivative instruments:
Cross-currency and interest rate derivative contracts	2,034.9	—	2,034.9	—
Equity-related derivative instruments	59.3	—	—	59.3
Foreign currency forward contracts	4.9	—	4.9	—
Other	2.8	—	2.8	—

Total derivative instruments	2,101.9	—	2,042.6	59.3

Total liabilities	$2,703.7	$—	$2,042.6	$661.1

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

		Fair value measurements at December 31, 2010 using:
Description	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$282.8	$—	$282.8	$—
Equity-related derivative instruments	568.6	—	—	568.6
Foreign currency forward contracts	4.5	—	4.5	—
Other	5.4	—	5.4	—

Total derivative instruments	861.3	—	292.7	568.6
Investments	1,012.0	646.1	—	365.9

Total assets	$1,873.3	$646.1	$292.7	$934.5

Liabilities:
UGC Convertible Notes	$514.6	$—	$—	$514.6

Derivative instruments:
Cross-currency and interest rate derivative contracts	2,337.5	—	2,337.5	—
Equity-related derivative instruments	15.4	—	—	15.4
Foreign currency forward contracts	7.5	—	7.5	—
Other	1.7	—	1.7	—

Total derivative instruments	2,362.1	—	2,346.7	15.4

Total liabilities	$2,876.7	$—	$2,346.7	$530.0

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	UGC Convertible Notes (a)	Total
	in millions

Balance of asset (liability) at January 1, 2011	$365.9	$553.2	$(514.6)	$404.5
Losses included in net earnings (b):
Realized and unrealized losses on derivative instruments, net (c)	—	(79.2)	—	(79.2)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(17.6)	—	(85.3)	(102.9)
Interest expense	—	—	(1.9)	(1.9)
Foreign currency translation adjustments and other	22.5	—	—	22.5

Balance of asset (liability) at March 31, 2011	$370.8	$474.0	$(601.8)	$243.0

(a)	As further described in note 7, the UGC Convertible Notes were converted into LGI common stock in April 2011.

(b)	Substantially all of the net losses recognized during the first quarter of 2011 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2011.

(c)	Includes activity related to the Sumitomo Collar and the KBW Total Return Swap. For additional information concerning the KBW Total Return Swap, see above and notes 2 and 4.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2011	December 31, 2010
	in millions

Distribution systems	$17,761.1	$16,443.4
Support equipment, buildings and land	2,733.6	2,537.0

	20,494.7	18,980.4
Accumulated depreciation	(8,838.2)	(7,868.1)

Total property and equipment, net	$11,656.5	$11,112.3

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2011 are set forth below:

	January 1, 2011	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2011
		in millions
UPC Broadband Division:
Germany	$1,928.1	$—	$118.5	$2,046.6
The Netherlands	1,218.7	—	74.9	1,293.6
Switzerland	3,042.5	2.4	60.3	3,105.2
Other Western Europe	1,044.7	—	64.2	1,108.9

Total Western Europe	7,234.0	2.4	317.9	7,554.3
Central and Eastern Europe	1,063.7	18.3	94.4	1,176.4

Total UPC Broadband Division	8,297.7	20.7	412.3	8,730.7
Telenet (Belgium)	2,185.9	—	134.3	2,320.2
VTR Group (Chile)	570.9	—	(11.3)	559.6
Austar (Australia)	332.3	—	1.8	334.1
Corporate and other	347.9	0.4	10.7	359.0

Total	$11,734.7	$21.1	$547.8	$12,303.6

As of our October 1, 2010 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and one of our Chellomedia reporting units had an excess of fair value over carrying value of less than 20%. As of March 31, 2011, these reporting units had goodwill aggregating $1,082.6 million. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At March 31, 2011 and December 31, 2010 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $297.8 million and $271.2 million, respectively. These amounts include

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2011	December 31, 2010
	in millions
Gross carrying amount:
Customer relationships	$3,437.1	$3,298.1
Other	276.3	278.7

	$3,713.4	$3,576.8

Accumulated amortization:
Customer relationships	$(1,510.1)	$(1,388.7)
Other	(86.9)	(92.6)

	$(1,597.0)	$(1,481.3)

Net carrying amount:
Customer relationships	$1,927.0	$1,909.4
Other	189.4	186.1

	$2,116.4	$2,095.5

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2011				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%		$—	$—	$1,589.5	$1,393.6	$668.7	$660.5
Subsidiaries:
UPC Broadband Holding Bank Facility	4.15%		€470.8	667.9	6,584.4	7,579.4	6,622.4	7,862.2
UPC Holding Senior Notes	8.91%		—	—	2,435.6	2,322.8	2,241.3	2,132.0
UPCB SPE Notes (f)	6.78%		—	—	2,744.1	707.1	2,767.7	662.9
Unitymedia Senior Notes	8.50%		—	—	4,055.6	3,898.2	3,742.0	3,572.6
Unitymedia Revolving Credit Facility	4.73%		€80.0	113.5	—	101.6	—	106.9
Telenet Credit Facility	4.56%		€175.0	248.3	2,324.3	2,562.2	2,312.2	2,561.3
Telenet SPE Notes (g)	6.34%		—	—	1,254.8	812.7	1,279.2	804.3
Sumitomo Collar Loan	1.88%		—	—	1,130.8	1,153.6	1,130.8	1,153.6
Austar Bank Facility	7.06%	AUD	98.8	102.3	755.5	758.9	776.9	791.6
UGC Convertible Notes (h)	1.75%		—	—	601.8	514.6	601.8	514.6
Chellomedia Bank Facility	3.98%		€25.0	35.5	254.7	245.5	263.8	253.5
Liberty Puerto Rico Bank Facility	2.31%		$10.0	10.0	158.0	154.3	163.8	164.2
Other	10.86%		—	—	121.0	114.1	121.0	114.1

Total debt	5.79%			$1,177.5	$24,010.1	$22,318.6	22,691.6	21,354.3

Capital lease obligations:
Unitymedia (i)							704.8	668.0
Telenet							426.5	407.3
Other subsidiaries							37.9	33.0

Total capital lease obligations							1,169.2	1,108.3

Total debt and capital lease obligations							23,860.8	22,462.6
Current maturities							(724.9)	(631.7)

Long-term debt and capital lease obligations							$23,135.9	$21,830.9

(a)	Represents the weighted average interest rate in effect at March 31, 2011 for all borrowings outstanding pursuant to each debt instrument including the applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitments fees, but excluding the impact of financing costs, our estimated weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.8% at March 31, 2011. For information concerning our derivative instruments, see note 4.

(b)

Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2011 without regard to covenant compliance calculations. At March 31, 2011, our availability under the UPC

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Broadband Holding Bank Facility (as defined below) was limited to €63.7 million ($90.4 million). When the March 31, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €128.9 million ($182.9 million).

(c)	The estimated fair values of our debt instruments were determined using the average of the midpoint of applicable bid and ask prices or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models. The discount rates used in the cash flow models are based on the estimated credit spread of the applicable entity, taking into account market data, to the extent available, and other relevant factors.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)	The $935.0 million principal amount of the 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes) has been allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the estimated fair value of the entire instrument, including both the debt and equity components.

(f)	UPCB Finance Limited, UPCB Finance II Limited and UPCB Finance III Limited (together, the UPCB SPEs) are each special purpose financing companies created for the primary purposes of facilitating the offerings of €500.0 million ($709.3 million) principal amount of 7.625% senior secured notes, €750.0 million ($1,064.0 million) principal amount of 6.375% senior secured notes and $1.0 billion principal amount of 6.625% senior secured notes (together, the UPCB SPE Notes), respectively. The UPCB SPEs are dependent on payments from UPC Financing Partnership (UPC Financing) under Facilities V, Y and Z of the UPC Broadband Holding Bank Facility (see below), in order to service their respective payment obligations under the UPCB SPE Notes. Although UPC Financing has no equity or voting interest in the UPCB SPEs, the Facility V, Y and Z loans create variable interests in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y and Z eliminate in LGI’s condensed consolidated financial statements.

(g)	Telenet Finance Luxembourg S.C.A., Telenet Finance Luxembourg II S.A. and Telenet Finance Luxembourg III S.C.A. (together, the Telenet SPEs) are each special purpose financing companies created for the primary purposes of facilitating the offerings of €500.0 million ($709.3 million) principal amount of 6.375% senior secured notes, €100.0 million ($141.9 million) principal amount of 5.3% senior secured notes and €300.0 million ($425.6 million) principal amount of 6.625% senior secured notes (together, the Telenet SPE Notes), respectively. The Telenet SPEs are dependent on payments from Telenet International Finance S.a.r.l. (Telenet International), a subsidiary of Telenet NV, under Telenet Facilities M, N and O of Telenet’s senior credit facility (the Telenet Credit Facility), in order to service their respective payment obligations under the Telenet SPE Notes. Although Telenet International has no equity or voting interest in the Telenet SPEs, the Telenet Facility M, N and O loans create variable interests in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs. As a result, the amounts outstanding under Telenet Facilities M, N and O eliminate in LGI's condensed consolidated financial statements. During the first quarter of 2011, Telenet recognized losses on debt extinguishments aggregating $3.6 million, representing the write-off of deferred financing costs in connection with the prepayment of amounts outstanding under Telenet Facilities K and L1 of the Telenet Credit Facility.

(h)	On March 15, 2011, we called for redemption all of the UGC Convertible Notes. As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding principal amount of the UGC Convertible Notes was converted into 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock. The UGC Convertible Notes were measured at fair value.

(i)	Primarily represents Unitymedia’s obligations under a duct network lease agreement. The original contracts were concluded effective July 1, 2000 and have an indefinite term, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate the lease.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of March 31, 2011 are summarized in the following table:

		March 31, 2011
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

L	July 3, 2012	EURIBOR + 2.25%	€129.7	$—	$184.0
M	December 31, 2014	EURIBOR + 2.00%	€316.6	—	449.1
N	December 31, 2014	LIBOR + 1.75%	$357.2	—	357.2
O	July 31, 2013	(d)	(d)	—	72.3
Q	July 31, 2014	EURIBOR + 2.75%	€422.0	286.1	312.5
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	412.4
S	December 31, 2016	EURIBOR + 3.75%	€1,740.0	—	2,468.6
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.2
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	1,065.3
V (e)	January 15, 2020	7.625%	€500.0	—	709.3
W	March 31, 2015	EURIBOR + 3.00%	€269.1	381.8	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (e)	July 1, 2020	6.375%	€750.0	—	1,064.0
Z (e)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
Elimination of Facilities V, Y and Z in consolidation (e)				—	(2,773.3)

Total				$667.9	$6,622.4

(a)	Represents total third-party facility amounts at March 31, 2011 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M and N have been novated to a subsidiary of UPC Broadband Holding and accordingly, such amounts are not included in the table above.

(b)	At March 31, 2011, our availability under the UPC Broadband Holding Bank Facility was limited to €63.7 million ($90.4 million). When the March 31, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €128.9 million ($182.9 million). Facilities L and Q have commitment fees on unused and uncancelled balances of 0.75% per year. Facility W has a commitment fee on unused and uncancelled balances of 1.2% per year.

(c)	The Facility T amount includes the impact of discounts.

(d)	The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers—Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($31.8 million) sub-tranche and (ii) a PLN 115.1 million ($40.5 million) sub-tranche.

(e)	As described in note (f) to the prior table, the amounts outstanding under Facilities V, Y and Z eliminate in LGI's condensed consolidated financial statements. During the first quarter of 2011, we recognized losses on debt extinguishments aggregating $15.7 million, representing the write-off of deferred financing costs and an unamortized discount in connection with the prepayment of amounts outstanding under Facilities M, P, T and U.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2011 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2011 exchange rates:

Debt:

	LGI (excluding subsidiaries)	UPC Holding (a)	Unitymedia	Telenet (b)	Austar	Other (c)	Total
	in millions
Year ended December 31:
2011 (remainder of year)	$—	$0.2	$—	$—	$52.3	$471.7	$524.2
2012	—	184.2	—	—	5.8	5.3	195.3
2013	—	72.6	—	—	116.1	260.9	449.6
2014	—	1,118.9	—	—	—	160.0	1,278.9
2015	—	412.4	—	112.5	602.7	1.0	1,128.6
2016	935.0	3,154.4	—	141.9	—	453.3	4,684.6
Thereafter	—	6,756.7	3,817.1	3,429.0	—	697.8	14,700.6

Total debt maturities	935.0	11,699.4	3,817.1	3,683.4	776.9	2,050.0	22,961.8
Fair value adjustment and unamortized premium and discount	(266.3)	(67.3)	(75.1)	2.4	—	136.1	(270.2)

Total debt	$668.7	$11,632.1	$3,742.0	$3,685.8	$776.9	$2,186.1	$22,691.6

Current portion	$—	$0.2	$—	$—	$52.3	$608.6	$661.1

Noncurrent portion	$668.7	$11,631.9	$3,742.0	$3,685.8	$724.6	$1,577.5	$22,030.5

(a)	Amounts include the UPCB SPE Notes issued by the the UPCB SPEs, which entities are consolidated by UPC Holding.

(b)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs, which entities are consolidated by Telenet.

(c)	The 2011 amount includes the €328.2 million ($465.6 million) principal amount outstanding under the UGC Convertible Notes as of March 31, 2011. As further described above, the UGC Convertible Notes were converted into LGI common stock in April 2011.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
2011 (remainder of year)	$55.3	$46.1	$6.1	$107.5
2012	70.8	65.0	6.2	142.0
2013	70.0	61.5	4.5	136.0
2014	70.0	59.6	3.8	133.4
2015	70.0	54.1	3.4	127.5
2016	70.0	52.5	3.4	125.9
Thereafter	944.3	259.3	32.2	1,235.8

	1,350.4	598.1	59.6	2,008.1
Amounts representing interest	(645.6)	(171.6)	(21.7)	(838.9)

Present value of net minimum lease payments	$704.8	$426.5	$37.9	$1,169.2

Current portion	$19.4	$39.6	$4.8	$63.8

Noncurrent portion	$685.4	$386.9	$33.1	$1,105.4

Non-cash Refinancing Transactions

During the three months ended March 31, 2011 and 2010, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $110.3 million and $162.0 million, respectively.

(8)    Income Taxes

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended March 31,
	2011	2010
	in millions

Computed “expected” tax benefit (expense)	$(171.4)	$215.8
Change in valuation allowance	74.5	(165.5)
International rate differences	46.2	(50.4)
Non-deductible or non-taxable interest and other expenses	(13.8)	(25.0)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(1.6)	7.3
Other, net	0.4	1.4

	$(65.7)	$(16.4)

As of March 31, 2011, our unrecognized tax benefits of $486.8 million included $349.5 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances. During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of March 31, 2011. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during the remainder of 2011.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(9)    Equity

Stock Repurchases

During the first quarter of 2011, we purchased 2,514,090 shares of our LGI Series A common stock at a weighted average price of $41.62 per share and 2,741,263 shares of our LGI Series C common stock at a weighted average price of $39.35 per share, for an aggregate purchase price of $212.5 million, including direct acquisition costs. As of March 31, 2011, the remaining amount authorized under our most recent stock repurchase program was $897.3 million.

Subsidiary Stock Issuances, Dividends and Distributions

Austar. During the fourth quarter of 2010, Austar’s board of directors approved a capital distribution of AUD 200.0 million ($207.2 million), subject to Austar’s completion of the sale of certain spectrum licenses, which was completed in February 2011, and certain tax and regulatory approvals. During the first quarter of 2011, Austar’s board of directors resolved to defer the decision to make a capital distribution.

Telenet. On April 27, 2011, Telenet’s shareholders approved a distribution of €4.50 ($6.38) per share or approximately €505.9 million ($717.7 million) based on Telenet’s outstanding ordinary shares as of March 31, 2011. This distribution is expected to occur in mid-2011.

VTR. On March 24, 2011, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 58.5 billion ($121.5 million at the average rate for the period). We expect that this dividend will be paid in various installments during the remainder of 2011. The VTR NCI Owner’s share of this distribution is CLP 11.7 billion ($24.1 million at the average rate for the period). Separately, we and the VTR NCI Owner have agreed to proportionately fund, as required, the 2011 capital calls of VTR Wireless SA (VTR Wireless), an entity that is also 80%-owned by us and 20%-owned by the VTR NCI Owner. VTR Wireless is undertaking the launch of mobile products in Chile through a combination of its own wireless network and mobile virtual network operator (MVNO) arrangements.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended March 31,
	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$12.5	$19.0
Other LGI stock-based incentive awards	11.2	9.8

Total LGI common stock	23.7	28.8
Telenet stock-based incentive awards	9.5	1.5
Austar Performance Plan	1.7	3.1
Other	0.7	0.6

Total	$35.6	$34.0

Included in:
Continuing operations:
Operating expense	$4.8	$2.3
SG&A expense	30.8	31.7

Total	$35.6	$34.0

(a)	Includes stock-based compensation expense related to our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans) and LGI performance-based restricted share units (PSUs). Compensation expense associated with awards granted pursuant to the LGI Performance Plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors previously has elected to cash settle a portion of these awards.

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of March 31, 2011:

	LGI common stock (a)	LGI performance plans (b)	LGI PSUs (c)

Total compensation expense not yet recognized (in millions)	$55.5	$4.5	$53.6

Weighted average period remaining for expense recognition (in years)	2.4	0.5	2.0

(a)	Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 14,088,837 shares available for grant as of March 31, 2011. These shares may be awarded at or above fair value in any series of our common stock. The LGI Director Incentive Plan had 9,138,414 shares available for grant as of March 31, 2011. These shares may be awarded at or above fair value in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Includes unvested compensation expense under the LGI Performance Plans.

(c)	Represents unvested compensation expense related to PSUs granted in 2011 and 2010.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Three months ended March 31,
	2011	2010
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	1.14%	1.46%
Expected life	3.4 years	3.2 years
Expected volatility	41.1%	56.8%
Expected dividend yield	none	none

Weighted average grant-date fair value per share of awards granted:
SARs	$12.43	$10.40
Restricted shares and restricted share units	$40.24	$24.52
PSUs	$39.98	$28.44

Total intrinsic value of awards exercised (in millions):
Options	$51.9	$12.6
SARs	$20.1	$17.3
Cash received from exercise of options (in millions)	$19.5	$14.6
Income tax benefit related to stock-based compensation (in millions)	$6.4	$7.9

LGI PSUs

In March 2011, our compensation committee granted to our executive officers and certain key employees a total of 513,268 LGI Series A PSUs and 513,268 LGI Series C PSUs pursuant to the LGI Incentive Plan. Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting. The performance period for these PSUs (the 2011 PSUs) is January 1, 2011 to December 31, 2012. The performance target selected by the committee is the achievement of an “OCF CAGR” of approximately 4.5% for the two-year performance period (2012 compared to 2010), subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. “OCF CAGR” represents the compound annual growth rate (CAGR) in consolidated operating cash flow (see note 14), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2011 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2011 PSUs will vest on March 31, 2013 and the balance will vest on September 30, 2013. The compensation committee also established a base performance objective of 50% of the target OCF CAGR, subject to certain limited adjustments, which must be satisfied in order for award recipients to be eligible to earn any of their 2011 PSUs. Compensation costs attributable to the 2011 PSUs will be recognized over the requisite service period of the awards.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Stock Award Activity — LGI Common Stock

The following tables summarize the stock award activity during the three months ended March 31, 2011 with respect to LGI common stock:

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	2,772,173	$20.12
Expired or canceled	(22,096)	$38.80
Exercised	(317,448)	$24.08

Outstanding at March 31, 2011	2,432,629	$19.43	2.4	$53.6

Exercisable at March 31, 2011	2,316,697	$19.11	2.2	$51.7

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	4,416,666	$19.22
Expired or canceled	(21,550)	$37.25
Exercised	(2,146,908)	$18.90

Outstanding at March 31, 2011	2,248,208	$19.34	2.6	$46.5

Exercisable at March 31, 2011	2,130,795	$19.03	2.3	$44.7

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,667,335	$21.04
Granted	9,264	$41.28
Forfeited	(96,581)	$20.25
Exercised	(499,778)	$20.34

Outstanding at March 31, 2011	3,080,240	$21.23	5.1	$60.7

Exercisable at March 31, 2011	911,272	$18.89	3.9	$19.1

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,632,848	$20.62
Granted	9,264	$39.19
Forfeited	(96,581)	$19.98
Exercised	(500,043)	$19.54

Outstanding at March 31, 2011	3,045,488	$20.87	5.2	$56.8

Exercisable at March 31, 2011	876,476	$18.30	4.0	$17.6

Restricted shares and share units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,691,632	$24.68
Granted	3,056	$41.28
Forfeited	(26,040)	$22.98
Released from restrictions	(1,057,776)	$24.93

Outstanding at March 31, 2011	1,610,872	$24.58	1.0

Restricted shares and share units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,620,406	$24.19
Granted	3,056	$39.19
Forfeited	(25,788)	$22.39
Released from restrictions	(1,025,015)	$24.45

Outstanding at March 31, 2011	1,572,659	$24.59	1.0

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$28.12
Granted	513,268	$40.75
Forfeited	(29,093)	$27.64

Outstanding at March 31, 2011	1,118,669	$33.93	1.7

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$27.74
Granted	513,268	$39.21
Forfeited	(29,093)	$27.25

Outstanding at March 31, 2011	1,118,669	$33.01	1.7

At March 31, 2011, total SARs outstanding included 47,752 LGI Series A common stock capped SARs and 47,752 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plan — Austar Common Stock

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, which began on January 1, 2007, and a three-year service period which began on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar’s achievement of specified CAGRs in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan, and the participant’s annual performance ratings during the performance period.

The fifth semi-annual installment of the earned awards that was due on March 31, 2011 was cash settled for AUD 10.6 million ($11.0 million at the transaction date). The Austar remuneration committee has not determined the method of payment for the final remaining installment that is due on September 30, 2011.

Stock Incentive Plans — Telenet Common Stock

Telenet Employee Stock Option Plans — In January 2011, Telenet’s Board of Directors offered to all of Telenet’s employees the opportunity to purchase new shares of Telenet under the terms of an Employee Share Purchase Plan (the ESPP) at a discount of 16.67% to the average share price over the 30 days preceding March 24, 2011. Based on the average share price of €31.65 ($44.90) during this 30 day period, the shares were offered to employees at a subscription price of €26.38 ($37.42). As the shares acquired by employees in March 2011 were fully vested, the stock-based compensation related to these shares of $3.3 million was charged to expense during the three months ended March 31, 2011. Cash proceeds received from the sale of the ESPP shares in the amount of €9.0 million ($12.8 million) were received in April 2011.

Telenet Specific Stock Option Plan — In February 2011, Telenet granted 200,000 stock options with an exercise price of €24.00 ($34.05) per option to the Chief Executive Officer of Telenet under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria, including the achievement of a minimum level of free cash flow (as defined by the Telenet Specific Stock Option Plan) during 2011. Assuming the achievement of the performance criteria, these options will vest on March 1, 2012. Subject to the determination of appropriate performance criteria, Telenet has

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

also agreed to grant additional stock options to its Chief Executive Officer as follows: (i) 200,000 options with an exercise price of €25.00 ($35.47) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2013 and (ii) 200,000 options with an exercise price of €26.00 ($36.88) that, subject to achievement of relevant performance criteria, will vest on March 1, 2014. Any options that vest pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. All of the options granted, or to be granted, under the Telenet Specific Stock Option Plan have an expiration date of September 4, 2017.

The following table summarizes the activity during 2011 related to Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	250,000	€23.00
Granted (a)	200,000	€24.00

Outstanding at March 31, 2011	450,000	€23.44	6.4	€4.3

Exercisable at March 31, 2011	—	€—	—	€—

(a)	The fair value of these awards was calculated on the date of grant using an expected volatility of 36.9%, an expected life of 5.3 years, and a risk-free return of 3.62%. The weighted average grant date fair value during 2011 was €15.31 ($21.72).

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

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

The details of the calculations of our basic and diluted earnings per share (EPS) are set forth in the following table:

	Three months ended March 31,
	2011	2010
	in millions, except share amounts
Numerator:
Net earnings attributable to LGI stockholders (basic EPS computation)	$342.4	$736.6
Reversal of impact of LGI Convertible Notes, net of taxes	12.4	—
Other	(0.9)	—

Net earnings attributable to LGI stockholders (diluted EPS computation)	$353.9	$736.6

Denominator:
Weighted average common shares (basic EPS computation)	241,899,106	267,655,446
Incremental shares attributable to the assumed conversion of the LGI Convertible Notes	35,231,081	—
Incremental shares attributable to obligations that may be settled in shares	3,656,454	—
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of restricted shares and share units upon vesting (treasury stock method)	8,195,773	—

Weighted average common shares (diluted EPS calculation)	288,982,414	267,655,446

A total of 0.4 million stock options, SARs, restricted stock and restricted stock units and 14.6 million shares issuable upon conversion of the UGC Convertible Notes were excluded from the calculation of diluted EPS during the three months ended March 31, 2011 because their effect would have been antidilutive. As further described in note 7, the UGC Convertible Notes were converted into LGI common stock in April 2011. In addition, 2.2 million PSUs were not included in the calculation of diluted EPS because such awards had not yet met the applicable performance criteria.

We reported a net loss from continuing operations attributable to LGI stockholders for the three months ended March 31, 2010. Therefore, the potentially dilutive effect at March 31, 2010 of (i) the aggregate number of then outstanding options, SARs and restricted shares and share units of approximately 25.8 million, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that could have been settled in cash or shares of approximately 56.8 million and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive awards (including PSUs) of 0.7 million were not included in the computation of diluted loss per share attributable to LGI stockholders for the three months ended March 31, 2010 because their inclusion would have been anti-dilutive to the computation or, in the case of certain performance-based incentive awards, because such awards had not yet met the applicable performance criteria.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

The details of our net earnings attributable to LGI stockholders are set forth below:

	Three months ended March 31,
	2011	2010
	in millions
Amounts attributable to LGI stockholders:
Earnings (loss) from continuing operations, net of taxes	$342.4	$(651.5)
Earnings from discontinued operations, net of taxes	—	1,388.1

Net earnings	$342.4	$736.6

(12)    Related Party Transactions

Our related party transactions are as follows:

	Three months ended March 31
	2011	2010
	in millions
Continuing operations:
Revenue earned from related parties (a)	$6.4	$7.6

Operating expenses charged by related parties (b)	$6.3	$5.7

SG&A expenses charged to related parties (c)	$(0.3)	$(0.3)

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by our equity method affiliates.

(c)	Amounts represent the reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity affiliate.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premise equipment and other items. As of March 31, 2011, the U.S. dollar equivalents (based on March 31, 2011 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2011	Year ending December 31,
		2012	2013	2014	2015	2016	Thereafter	Total
	in millions
Continuing operations:
Operating leases	$129.1	$111.0	$84.6	$62.8	$55.0	$45.2	$144.1	$631.8
Programming, satellite and other purchase obligations	441.9	242.2	140.5	63.4	49.8	21.3	13.5	972.6
Other commitments	91.0	97.3	76.1	66.2	64.8	63.9	1,390.3	1,849.6

Total — continuing operations	$662.0	$450.5	$301.2	$192.4	$169.6	$130.4	$1,547.9	$3,454.0

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

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, certain repair and maintenance fiber capacity and energy commitments of Unitymedia and certain commitments of Telenet to purchase broadcasting capacity on a digital terrestrial television (DTT) network. Commitments arising from acquisition agreements, including those described in note 2, are not reflected in the above table.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2011 and 2010, see note 4.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable.

Contingent Obligations

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

March 31, 2011

(unaudited)

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28.0 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court’s decision to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. That decision has been delivered to the Court of Appeals. The Court of Appeals in Amsterdam is currently expected to render its decision with respect to the other defendants during the second quarter of 2011.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss (exclusive of legal costs, which are expensed as incurred) that we may incur upon the ultimate disposition of the 2002 and 2006 Cignal Actions. This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision is not binding with respect to the 2006 Cignal Action. Notwithstanding the December 19, 2007 District Court decision in the 2006 Cignal Action and the April 10, 2010 Dutch Supreme Court decision in the 2002 Cignal Action, we do not anticipate reversing or otherwise adjusting the provision until such time as the final disposition of these matters has been reached.

The Netherlands Regulatory Developments — During 2010, the Dutch National Regulatory Authority (OPTA) began a third round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003. As part of OPTA’s third round of market analysis, our broadband communications operations in the Netherlands (UPC Netherlands), as well as other providers, received questionnaires regarding broadcast transmission services. UPC Netherlands answered the questionnaire and it is expected that OPTA will issue a draft decision by the end of June 2011.

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

March 31, 2011

(unaudited)

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs’ Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. Final judgment in the Council of State annulment cases, which may be joined, has not yet been rendered.

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

Belgium Regulatory Developments — In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (BIPT), the Belgian National Regulatory Authority, and the regional regulators for the telecommunications and media sectors published their respective draft decisions reflecting the results of their joint analysis of the retail television market in Belgium. In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions would impose regulatory obligations on (i) cable operators, based on the retail television market analysis, and (ii) Belgacom, the incumbent telecommunications operator, based on the wholesale broadband market analysis. For cable operators, the remedies in their respective footprints would include (i) an obligation to make a resale offer at ‘‘retail minus’’ (as described below) of the cable analog package available to third party operators, (ii) an obligation to grant third-party operators access to digital television platforms, and (iii) an obligation to make a resale offer at ‘‘retail minus’’ of broadband internet access available to beneficiaries of a resale television or digital television access obligation that wish to offer bundles to their customers.

For Belgacom, the remedies would include (i) an obligation to provide wholesale access to the local loop, (ii) an obligation to provide wholesale internet access at bitstream level and (iii) an obligation to provide wholesale multicast access for distribution of television channels. If these draft decisions would be adopted and implemented in their current form, they would imply that access must be granted against a wholesale tariff, capped at the tariff computed on the basis of the ‘‘retail-minus’’ method, calculated as the retail price for the offered service, excluding value-added tax (VAT) and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales).

Regulatory authorities held a public consultation on the proposed measures and have published comments made by various market players. It is Telenet’s understanding that these regulatory authorities are now adapting

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

their proposal based on the comments received. Telenet believes that there are serious grounds to challenge the findings of the regulators’ retail television market analysis and the resulting regulatory remedies. It cannot be excluded, however, that this process will eventually lead to one or more regulatory obligations being imposed upon Telenet.

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

March 31, 2011

(unaudited)

(14)    Segment Reporting

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other operating charges or credits include (i) gains and losses on the disposition of long-lived assets, (ii) direct acquisition costs, such as third-party due diligence, legal and advisory costs, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to other available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes is presented below.

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization, which we refer to as “UPC DTH.” Beginning in the first quarter of 2011, UPC DTH is reported within the UPC Broadband Division’s central and other category. Prior to this change, the UPC DTH operating results were reported within the UPC Broadband Division’s Central and Eastern Europe segment. In addition, certain backbone costs incurred by the UPC Broadband Division were previously included in the operating expenses of the UPC Broadband Division’s central and other category. Beginning in the first quarter of 2011, these backbone costs are included within the operating expenses of the applicable UPC Broadband Division operating segment based on usage. Segment information for all periods presented has been restated to reflect the changes described above and to present Unitymedia’s arena segment as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•	UPC Broadband Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR Group (Chile)

•	Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications and/or DTH services, including video, broadband internet and telephony services. Most segments also provide business-to-business (B2B) services. At March 31, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet provides broadband communications operations in Belgium and Austar provides DTH services in Australia. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile products through a combination of its own wireless network and MVNO arrangements. The UPC Broadband Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Three months ended March 31,
	2011		2010
	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
UPC Broadband Division:
Germany	$335.0	$199.8	$216.8	$119.7
The Netherlands	310.2	180.7	295.5	168.8
Switzerland	299.7	166.7	260.3	141.5
Other Western Europe	216.6	99.6	214.2	98.0

Total Western Europe	1,161.5	646.8	986.8	528.0
Central and Eastern Europe	265.1	127.3	259.2	133.8
Central and other	30.1	(33.6)	27.1	(26.7)

Total UPC Broadband Division	1,456.7	740.5	1,273.1	635.1
Telenet (Belgium)	454.3	232.8	439.1	222.3
VTR Group (Chile)	214.1	84.4	182.0	70.1
Austar (Australia)	174.4	59.8	156.4	54.1
Corporate and other	153.8	4.2	146.0	(6.6)
Intersegment eliminations	(21.0)	—	(20.9)	—

Total	$2,432.3	$1,121.7	$2,175.7	$975.0

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Three months ended March 31,
	2011	2010
	in millions

Total segment operating cash flow from continuing operations	$1,121.7	$975.0
Stock-based compensation expense	(35.6)	(34.0)
Depreciation and amortization	(618.5)	(589.0)
Impairment, restructuring and other operating gains (charges), net	110.0	(48.4)

Operating income	577.6	303.6
Interest expense	(364.2)	(343.2)
Interest and dividend income	22.1	13.0
Realized and unrealized losses on derivative instruments, net	(12.9)	(510.5)
Foreign currency transaction gains (losses), net	384.4	(135.1)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(93.6)	52.6
Gains (losses) on debt modifications and extinguishments, net	(19.3)	3.1
Other expense, net	(4.4)	(0.1)

Earnings (loss) from continuing operations before income taxes	$489.7	$(616.6)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2011	2010
	in millions
Subscription revenue (a):
Video	$1,215.7	$1,082.8
Broadband internet	530.0	481.2
Telephony	302.3	271.0

Total subscription revenue	2,048.0	1,835.0
Other revenue (b)	405.3	361.6
Intersegment eliminations	(21.0)	(20.9)

Total	$2,432.3	$2,175.7

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary among our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B, installation and interconnect revenue) and programming revenue.

LIBERTY GLOBAL, INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

March 31, 2011

(unaudited)

Geographic Segments

Revenue

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2011	2010
	in millions
Europe:
UPC Broadband Division:
Germany	$335.0	$216.8
The Netherlands	310.2	295.5
Switzerland	299.7	260.3
Austria	113.1	121.0
Ireland	103.5	93.2
Poland	88.1	79.5
Hungary	64.4	65.5
Czech Republic	61.3	57.4
Romania	35.7	40.2
Slovakia	15.6	16.6
Other (a)	30.1	27.1

Total UPC Broadband Division	1,456.7	1,273.1

Belgium	454.3	439.1

Chellomedia:
The Netherlands	27.8	30.2
Poland	26.8	25.5
Spain	17.8	12.6
Hungary	12.6	13.3
Other (b)	33.9	29.8

Total Chellomedia	118.9	111.4

Intersegment eliminations	(21.0)	(20.9)

Total Europe	2,008.9	1,802.7

The Americas:
Chile	214.1	182.0
Other (c)	34.9	34.6

Total — The Americas	249.0	216.6

Australia	174.4	156.4

Total	$2,432.3	$2,175.7

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia’s other geographic segments are located primarily in the Czech Republic, the United Kingdom, Portugal, Romania and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2010 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2011 and 2010.

•

Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements, off balance sheet arrangements and contractual commitments.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2011.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2010 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Overview

We are an international provider of video, broadband internet and telephony services with consolidated broadband communications and/or DTH operations at March 31, 2011 in 14 countries, primarily in Europe, Chile and Australia. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding’s broadband communications operations in Chile are provided through VTR. Through Telenet, we provide broadband communications services in Belgium. Through Austar, we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our analog cable service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and high definition programming.

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

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In Belgium, we also offer mobile telephony services using third-party networks.

As further described in note 2 to our condensed consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2011 and 2010 results of operations. The most significant of these transactions was the Unitymedia Acquisition on January 28, 2010. We also completed a number of less significant acquisitions in Europe during 2010 and the first quarter of 2011. In addition, we closed down the DTH operations of Unitymedia’s arena segment effective September 30, 2010 and we sold the J:COM Disposal Group on February 18, 2010. As further discussed in note 2 to our condensed consolidated financial statements, our condensed consolidated statements of operations and cash flows have been reclassified to present Unitymedia’s arena segment and the J:COM Disposal Group as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

We focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling, or by migrating analog cable customers to digital cable services. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2011, we owned and operated networks that passed 31,208,400 homes and served 28,024,200 revenue generating units (RGUs), consisting of 16,664,100 video subscribers, 6,595,300 broadband internet subscribers and 4,764,800 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 253,400 RGUs during the three months ended March 31, 2011. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 251,200 RGUs on an organic basis during the three months ended March 31, 2011, as compared to 204,200 RGUs that were added on an organic basis during the corresponding period in 2010. The organic RGU growth during 2011 is attributable to the growth of our (i) digital cable services, which added 288,700 RGUs, (ii) broadband internet services, which added 189,700 RGUs, (iii) telephony services, which added 154,900 RGUs and (iv) DTH video services, which added 7,000 RGUs. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by a decline in our analog cable RGUs of 386,600 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in subscription and overall revenue in both Austria and Romania during the first quarter of 2011, as compared to the first quarter of 2010;

(ii)	organic declines in subscription revenue from (a) video services in Romania and the Czech Republic, (b) broadband internet services in Austria and Romania and (c) telephony services in Switzerland during the first quarter of 2011, as compared to the first quarter of 2010;

(iii)	organic declines in video RGUs in most of our markets during the first quarter of 2011;

(iv)	an organic decline in total RGUs in Romania during the first quarter of 2011;

(v)	organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the first quarter of 2011, as compared to the first quarter of 2010; and

(vi)	organic declines in overall ARPU in Austria, the Czech Republic, Hungary and Romania during the first quarter of 2011, as compared to the first quarter of 2010.

In addition to competition, our operations are also subject to economic, political and regulatory risks that are outside of our control. For example, high levels of sovereign debt in certain European countries such as Ireland and Belgium could lead to austerity measures, currency instability and other outcomes that might adversely impact our operations.

On February 27, 2010, certain areas served by the VTR Group’s broadband distribution network in Chile experienced a significant earthquake. This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by the VTR Group’s broadband communications network, resulting in the loss of an estimated 15,500 RGUs. With the exception of destroyed homes, service has been restored to substantially all of the homes within the VTR Group’s network footprint. During the first quarter of 2010, the VTR Group experienced an estimated loss of revenue of $4.3 million due to destroyed homes, temporary service outages and the VTR Group’s allowance of free telephone usage during the weeks following the earthquake. In addition, the earthquake led to (i) an estimated $0.9 million increase in certain operating and selling, general and administrative expenses and (ii) other adverse impacts on the VTR Group’s results of operations that are less quantifiable. Although the direct financial impacts of the earthquake adversely affected the VTR Group’s results of operations during the first quarter of 2010, the VTR Group’s operations in subsequent periods have not been materially impacted by the earthquake.

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

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2011 and 2010 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the first quarter of 2011 was to the euro as 57.1% of our U.S. dollar revenue during 2011 was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Austar and other less significant majority owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications and/or DTH services, including video, broadband internet and telephony services. Most segments also provide B2B services. At March 31, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. Telenet provides broadband communications operations in Belgium and Austar provides DTH services in Australia. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile products through a combination of its own wireless network and MVNO arrangements. The UPC

Broadband Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2011, as compared to the corresponding period in 2010. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the percentage change from period to period, after removing FX and the estimated impacts of acquisitions. The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2011 and 2010 at the end of this section.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes. Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers. In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases. In this regard, (i) value added tax rates have increased (a) during 2010, in Romania and, to a lesser extent, in the Czech Republic, and (b) effective January 1, 2011, in Switzerland, Poland and Slovakia. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax that is applicable to our broadband communications operations in Hungary. The new Hungarian tax law is currently scheduled to expire at the end of 2012. It is not yet clear whether the new Hungarian tax is compliant with EU regulations and on March 14, 2011, the EU Commission initiated an infringement procedure against this tax. The outcome of the infringement procedure is uncertain.

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2011	2010	$	%	%
	in millions

UPC Broadband Division:
Germany	$335.0	$216.8	$118.2	54.5	11.3
The Netherlands	310.2	295.5	14.7	5.0	6.3
Switzerland	299.7	260.3	39.4	15.1	2.5
Other Western Europe	216.6	214.2	2.4	1.1	2.3

Total Western Europe	1,161.5	986.8	174.7	17.7	5.6
Central and Eastern Europe	265.1	259.2	5.9	2.3	1.9
Central and other	30.1	27.1	3.0	11.1	11.4

Total UPC Broadband Division	1,456.7	1,273.1	183.6	14.4	4.9
Telenet (Belgium)	454.3	439.1	15.2	3.5	4.3
VTR Group (Chile)	214.1	182.0	32.1	17.6	9.2
Austar (Australia)	174.4	156.4	18.0	11.5	0.2
Corporate and other	153.8	146.0	7.8	5.3	0.8
Intersegment eliminations	(21.0)	(20.9)	(0.1)	(0.5)	(0.7)

Total	$2,432.3	$2,175.7	$256.6	11.8	4.6

Germany. Germany’s revenue increased $118.2 million or 54.5% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes a $93.4 million increase that is attributable to the impact of the Unitymedia Acquisition. Excluding the effects of this acquisition and FX, Germany’s revenue increased $24.6 million or 11.3%. This increase is primarily attributable to an increase in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue is attributable to (i) higher overall ARPU and (ii) a higher average number of RGUs. The increase in overall ARPU during the three months ended March 31, 2011, as compared to the corresponding period in 2010, is primarily due to (i) an improvement in Germany’s RGU mix, attributable to higher proportions of digital cable, telephony and broadband internet RGUs, and (ii) the net impact of the following factors: (a) higher ARPU due to a May 2010 price increase for certain digital video services, (b) higher ARPU from premium digital cable products and services, (c) lower ARPU due to competition, including the impact of product bundling and promotional discounts, (d) lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements (see below) and (e) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans. The increase in the average number of RGUs is attributable to the net effect of (i) increases in the average numbers of broadband internet, telephony and digital cable RGUs and (ii) a decline in the average number of analog cable RGUs. The decline in Germany’s average number of analog cable RGUs led to a decline in the average number of total video RGUs in Germany during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This analog cable decline is primarily attributable to (i) the effects of competition and (ii) the migration of analog cable customers to digital cable services. The increase in Germany’s non-subscription revenue is primarily attributable to increases in (i) interconnect revenue and (ii) installation revenue.

Germany’s subscription revenue includes revenue from multi-year bulk agreements with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic analog signals from Unitymedia at volume-based discounts, provide access to nearly two-thirds of Germany’s analog cable subscribers. The 20 largest of these agreements accounted for approximately 9% of Germany’s total revenue (including amounts billed directly by Germany to the building occupants for premium cable, broadband internet and telephony services) during the three months ended March 31, 2011. No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all. Germany’s non-subscription revenue includes fees received for the carriage of channels on Germany’s analog and digital cable services. These fees, which represented approximately 8% of Germany’s total revenue during the three months ended March 31, 2011, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2011 through 2014. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

The Netherlands. The Netherlands’ revenue increased $14.7 million or 5.0% during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Excluding the effects of FX, the Netherlands’ revenue increased $18.6 million or 6.3%. This increase is attributable to increases in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue is attributable to (i) a higher average number of RGUs and (ii) higher overall ARPU. The increase in the average number of RGUs is attributable to the net effect of (i) increases in the average numbers of digital cable, telephony and broadband internet RGUs and (ii) a decline in the average number of analog cable RGUs. The decline in the Netherlands’ average number of analog cable RGUs led to a decline in the average number of total video RGUs in the Netherlands during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This analog cable decline is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effect of significant competition from the incumbent telecommunications operator in the Netherlands. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in overall ARPU during the three months ended March 31, 2011, as compared to the corresponding period in 2010, is primarily due to (i) an improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) the net impact of the following factors: (a) higher ARPU due to January 2011 price increases for certain video, broadband internet and telephony services, (b) lower ARPU due to competition, including the impact of product bundling discounts, (c) lower ARPU from increases in the proportions of customers selecting lower-priced tiers of broadband internet and telephony services, (d) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans and (e) higher ARPU from premium digital cable products and services. The increase in the Netherlands’ non-subscription revenue is largely attributable to an increase in B2B revenue, due primarily to growth in B2B broadband internet and telephony services.

Switzerland. Switzerland’s revenue increased $39.4 million or 15.1% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, Switzerland’s revenue increased $6.6 million or 2.5%. This increase is attributable to increases in both subscription and non-subscription revenue. The increase in subscription revenue is attributable to (i) higher overall ARPU and (ii) an increase in the average number of RGUs. The increase in overall ARPU during the three months ended March 31, 2011, as compared to the corresponding period in 2010, is primarily due to (i) an improvement in Switzerland’s RGU mix, attributable to higher proportions of digital cable and, to a lesser extent, broadband internet and telephony RGUs, and (ii) the net impact of the following factors: (a) higher ARPU due to price increases implemented in January 2011 and during the second half of 2010 for certain video services, (b) lower ARPU due to competition, including the impact of product bundling discounts, (c) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans and (d) higher ARPU from premium digital cable products and services. The negative effect of the decline in ARPU from telephony services led to an organic decline in Switzerland’s telephony revenue during the first quarter of 2011, as compared to the first quarter of 2010. The increase in Switzerland’s average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decrease in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This analog cable decline is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of significant competition from the incumbent telecommunications operator in Switzerland. We expect that we will continue to face significant competition from the incumbent telecommunications operator in future periods. The increase in Switzerland’s non-subscription revenue is primarily attributable to the net impact of (i) an increase in installation revenue, (ii) a decline in B2B revenue and (iii) higher revenue from the sale of customer premise equipment, due largely to the second quarter

2010 introduction of “digicards,” which enable customers with “common interface plus” enabled televisions who subscribe to, or otherwise have purchased access to, our digital cable service, to view our digital cable service without a set-top box. The decline in B2B revenue is due primarily to lower construction and equipment sales that were only partially offset by modest growth in B2B broadband internet and telephony services.

Other Western Europe. Other Western Europe’s revenue increased $2.4 million or 1.1% during the three months ended March 31, 2011, as compared to 2010. Excluding the effects of FX, Other Western Europe’s revenue increased $5.0 million or 2.3%. This increase is attributable to the net effect of (i) an increase in subscription revenue and (ii) a decrease in non-subscription revenue. The increase in Other Western Europe’s subscription revenue, which reflects an increase in Ireland and a decrease in Austria, is attributable to the net effect of (i) a higher average number of RGUs and (ii) lower overall ARPU, as a decrease in overall ARPU in Austria was only partially offset by an increase in overall ARPU in Ireland. The increase in Other Western Europe’s average number of RGUs includes increases in both Austria and Ireland and is attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The decline in the average number of analog cable RGUs is primarily attributable to (i) the migration of analog cable customers to digital cable services and (ii) the effects of competition. The negative impact of lower average numbers of analog cable and MMDS RGUs led to a decline in the average number of total video RGUs in Other Western Europe during the first quarter of 2011, as compared to the first quarter of 2010. The decrease in Austria’s overall ARPU during the first quarter of 2011, as compared to the corresponding period in 2010, is primarily due to the net impact of (i) lower ARPU due to competition, including the impact of product bundling discounts, (ii) lower ARPU from premium digital cable products and services, (iii) lower ARPU due to higher proportions of customers selecting lower-priced tiers of broadband internet services, (iv) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans and higher proportions of customers selecting such usage-based calling plans and (v) higher ARPU due to rate increases for certain analog and digital video services. The increase in Ireland’s overall ARPU is primarily due to (i) an improvement in Ireland’s RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) the net impact of the following factors: (a) higher ARPU due to rate increases for certain digital cable and broadband internet services, (b) higher ARPU due to increases in the proportions of customers selecting higher-priced tiers of broadband internet services, (c) lower ARPU due to competition, including the impact of product bundling discounts, (d) lower ARPU from premium analog cable products and services and (e) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans. Other Western Europe’s non-subscription revenue decreased during the first quarter of 2011, due primarily to (i) a decrease in B2B revenue and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories. The decrease in B2B revenue is attributable to the net effect of (i) a decrease resulting from the impact of a first quarter 2010 favorable settlement with the incumbent telecommunications operator in Austria and (ii) growth in Ireland’s B2B broadband internet services.

Central and Eastern Europe. Central and Eastern Europe’s revenue increased $5.9 million or 2.3% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase is net of a $1.3 million increase attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Central and Eastern Europe’s revenue increased $4.8 million or 1.9%. This increase is attributable to increases in both non-subscription and subscription revenue. The increase in subscription revenue during the first quarter of 2011 is attributable to the net effect of (i) a higher average number of RGUs and (ii) lower overall ARPU. The increase in Central and Eastern Europe’s average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs, which are attributable primarily to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, led to declines in the average numbers of total video RGUs in each country other than Poland within our Central and Eastern Europe segment during the first quarter of 2011, as compared to the first quarter of 2010. The decrease in overall ARPU in our Central and Eastern Europe segment during the first quarter of 2011, as compared to the first quarter of 2010, is primarily due to (i) an improvement in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) the net impact of the following factors: (a) lower ARPU due to competition, including the impact of product bundling discounts, (b) lower ARPU from premium analog and digital cable products and services, (c) lower ARPU due to an increase in the proportions of broadband internet and telephony subscribers selecting lower-priced tiers of service, (d) lower ARPU due to a decrease in telephony call volumes for customers on usage-based calling plans and (e) higher ARPU due to January 2011 price increases for certain digital cable services in Poland and certain analog cable services in Slovakia. The increase in non-subscription revenue in our Central and Eastern Europe segment is primarily attributable to an increase in B2B revenue, largely driven by growth in Poland and Hungary’s B2B broadband internet services and Hungary’s B2B telephony services.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Romania. In Romania, competition contributed to organic declines in (i) total RGUs during the first quarter of 2011 and (ii) subscription and total revenue during the first quarter of 2011, as compared to the corresponding period in 2010. Additionally, in Hungary, Poland and Slovakia, our competitors include DTH operators and other cable operators that have overbuilt or plan to overbuild significant portions of our broadband communications network. We expect that we will continue to experience significant competition in future periods in our Central and Eastern Europe segment.

Telenet (Belgium). Telenet’s revenue increased $15.2 million or 3.5% during the first quarter of 2011, as compared to the corresponding period in 2010. This increase includes $1.8 million attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Telenet’s revenue increased $19.0 million or 4.3%. This increase is attributable to increases in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue is attributable to (i) a higher average number of RGUs and (ii) slightly higher ARPU. The increase in the average number of RGUs primarily is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during the first quarter of 2011 as compared to the first quarter of 2010. This analog cable decline is primarily attributable to (i) the migration of analog cable subscribers to digital cable services and (ii) the effects of competition, including significant competition from the incumbent telecommunications operator in Belgium. We expect that Telenet will continue to face significant competition from the incumbent telecommunications operator in future periods. The slight increase in Telenet’s overall ARPU during the three months ended March 31, 2011, as compared to the corresponding period in 2010, is primarily due to (i) an improvement in Telenet’s RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) the net impact of the following factors: (a) lower ARPU due to competition, including the impact of product bundling discounts, (b) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet service, (c) lower ARPU due to a decrease in telephony call volumes for customers on usage-based plans, (d) higher ARPU from premium digital cable products and services and (e) higher ARPU due to February 2010 price increases for certain analog and digital cable services. Telenet’s non-subscription revenue increased during the first quarter of 2011, as compared to the first quarter of 2010, due primarily to (i) a $7.3 million increase in mobile telephony revenue and (ii) an increase in revenue from B2B services. These increases were partially offset by (i) a decrease in installation revenue, primarily attributable to a lower number of RGU additions and increased discounting, (ii) lower revenue from contract termination billings and (iii) other individually insignificant net decreases in non-subscription revenue. The above-described increases in Telenet’s subscription and non-subscription revenue are net of decreases of $1.6 million and $1.0 million, respectively, that resulted from a change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective January 1, 2011. As a result of this legislative action, Telenet now acts as an agent, as opposed to a principal, in these transactions.

Based on the most recent tariff regulations, mobile termination rates in Belgium are scheduled to decline significantly during the next two years. The associated declines in Telenet’s revenue are expected to be largely offset by corresponding decreases in Telenet’s interconnect expenses.

For information concerning the potential adverse impacts on ARPU and revenue from video services as a result of regulatory developments in Belgium, see note 13 to our condensed consolidated financial statements.

VTR Group (Chile). As further described in Overview above, the direct financial impacts of the February 27, 2010 earthquake in Chile adversely impacted the VTR Group’s revenue, RGU base and ARPU during the first quarter of 2010. The VTR Group’s revenue increased $32.1 million or 17.6% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, the VTR Group’s revenue increased $16.8 million or 9.2%. This increase is attributable to an increase in subscription revenue and, to a lesser extent, non-subscription revenue. The increase in subscription revenue during the first quarter of 2011 is primarily attributable to an increase in overall ARPU and to a higher average numbers of RGUs. The increase in overall ARPU during the first quarter of 2011, as compared to the first quarter of 2010, is primarily due to (i) an improvement in the VTR Group’s RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) the net impact of the following factors: (a) higher ARPU from premium digital cable products and services, (b) lower ARPU due to competition, including the impact of product bundling discounts, (c) higher ARPU due to inflation and other price adjustments and (d) higher ARPU resulting from the impact of credits provided to customers in the weeks following the earthquake during the first quarter of 2010. The increase in the average number of RGUs is primarily due to increases in the average numbers of digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The average number of telephony RGUs remained relatively unchanged. The VTR Group is experiencing significant competition, particularly from the incumbent telecommunications operator in Chile. It is expected that this competition will continue in future periods. The increase in the VTR Group’s non-subscription revenue primarily is attributable to the net impact of higher advertising and installation revenue and lower interconnect revenue.

Austar (Australia). Austar’s revenue increased $18.0 million or 11.5% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, Austar’s revenue increased $0.4 million or 0.2%. This increase is attributable to the net effect of (i) an increase in subscription revenue and (ii) a decrease in non-subscription revenue. The increase in subscription revenue is attributable to the net effect of (i) a higher average number of DTH video RGUs and (ii) lower ARPU. The decrease in ARPU is primarily attributable to the net effect of (i) credits offered to customers affected by natural disasters in the first quarter of 2011, (ii) a March 2011 price increase for certain DTH video services and (iii) higher penetration of premium products, such as digital video recorders. The decrease in Austar’s non-subscription revenue is primarily attributable to the March 2011 sale of Austar’s mobile telephony operation.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$76.1	$58.0	$18.1	31.2	(9.3)
The Netherlands	96.0	92.1	3.9	4.2	5.6
Switzerland	88.8	78.7	10.1	12.8	0.4
Other Western Europe	86.7	84.9	1.8	2.1	3.1

Total Western Europe	347.6	313.7	33.9	10.8	0.8
Central and Eastern Europe	105.7	93.8	11.9	12.7	12.3
Central and other	26.4	25.1	1.3	5.2	8.7

Total UPC Broadband Division	479.7	432.6	47.1	10.9	3.8
Telenet (Belgium)	160.1	155.6	4.5	2.9	3.5
VTR Group (Chile)	90.1	80.3	9.8	12.2	4.2
Austar (Australia)	90.0	82.0	8.0	9.8	(1.3)
Corporate and other	98.5	94.6	3.9	4.1	0.3
Intersegment eliminations	(21.0)	(20.9)	(0.1)	(0.5)	(1.3)

Total operating expenses excluding stock-based compensation expense	897.4	824.2	73.2	8.9	2.9

Stock-based compensation expense	4.8	2.3	2.5	108.7

Total	$902.2	$826.5	$75.7	9.2

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

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $47.1 million or 10.9% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $24.3 million attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $16.5 million or 3.8%. This increase includes the following factors:

•	An increase in programming and related costs of $7.6 million or 7.0%, due primarily to growth in digital video services, predominantly in the Netherlands, Poland, Ireland, and Switzerland;

•

An increase in network related expenses of $5.6 million or 9.2%, due primarily to the net effect of (i) increased encryption costs, due largely to increased numbers of installed digital cable set-top boxes, (ii) higher costs in UPC Broadband Division’s central operations due to increased network transit traffic, (iii) higher costs associated with the refurbishment of customer premise equipment in Romania and UPC DTH and (iv) lower electricity rates in the Czech Republic;

•

An increase in bad debt and collection expenses of $4.4 million, as increases in the Czech Republic, Netherlands and Switzerland were only partially offset by a decrease in Germany that is due primarily to improved collection experience;

•

An increase of $3.7 million that represents the impact of a new revenue-based tax that was imposed in Hungary during the fourth quarter of 2010, as described under Discussion and Analysis of our Reportable Segments — General above;

•

A decrease of $3.2 million associated with certain policies of Unitymedia for the capitalization of property and equipment that were conformed to our policies during the second quarter of 2010. These policies generally relate to the capitalization of costs incurred to replace portions of the network, which costs were previously expensed by Unitymedia as incurred; and

•	A decrease in interconnect and access costs of $2.5 million or 5.1%, due primarily to lower usage and rates in Switzerland.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $4.5 million or 2.9% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $1.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s operating expenses increased $5.4 million or 3.5%. This increase includes the following factors:

•

An increase in network related expense of $5.9 million or 26.8%, due largely to DTT network costs that Telenet began incurring during the fourth quarter of 2010 pursuant an agreement that provides Telenet with the right to use a specified DTT network through June 2024;

•	An increase in programming and related costs of $3.8 million or 8.9%, due primarily to growth in digital cable services;

•

An increase in personnel costs of $3.5 million or 14.2%, due largely to increased staffing levels and annual wage increases. The increase in staffing levels is largely due to (i) the insourcing of certain customer care functions and (ii) increased network operations activities;

•

A decrease of $3.5 million in outsourced labor and customer premise equipment (CPE) costs incurred in connection with the installation of certain wireless routers that were sold to customers during the 2010 period. In January 2011, Telenet ceased the practice of selling wireless routers to its customers and began installing modems with built-in wireless routers, the ownership of which is retained by Telenet; and

•	A decrease in bad debt and collection expense of $3.4 million, the majority of which results from lower revenue from contract termination billings.

VTR Group (Chile). The VTR Group’s operating expenses (exclusive of stock-based compensation expense) increased $9.8 million or 12.2% during the three months ended March, 31 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, the VTR Group’s operating expenses increased $3.4 million 4.2%. This increase includes the following factors:

•	An increase in outsourced labor of $1.4 million or 26.9%, due primarily to (i) a higher number of service calls and (ii) increased call center costs due to efforts to improve service levels;

•

An increase in programming and related costs of $1.2 million or 4.4%, as an increase associated with growth in digital cable services was only partially offset by decreases associated with foreign currency exchange rate fluctuations with respect to the VTR Group’s U.S. dollar denominated programming contracts. A significant portion of the VTR Group’s programming costs are denominated in U.S dollars; and

•	A slight decrease in interconnect and access costs as lower rates were mostly offset by higher usage.

Austar (Australia). Austar’s operating expenses (exclusive of stock-based compensation expense) increased $8.0 million or 9.8% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, Austar’s operating expenses decreased $1.1 million or 1.3%. This decrease is primarily attributable to (i) a decrease in programming, distribution and related costs, due primarily to (a) a lower average number of subscribers during the 2011 period and (b) programming credits received by Austar in connection with the impact of natural disasters during the first quarter of 2011, and (ii) lower mobile costs as a result of the March 2011 sale of Austar’s mobile telephony business.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$59.1	$39.1	$20.0	51.2	3.6
The Netherlands	33.5	34.6	(1.1)	(3.2)	(2.0)
Switzerland	44.2	40.1	4.1	10.2	(2.1)
Other Western Europe	30.3	31.3	(1.0)	(3.2)	(2.6)

Total Western Europe	167.1	145.1	22.0	15.2	(0.7)
Central and Eastern Europe	32.1	31.6	0.5	1.6	2.2
Central and other	37.3	28.7	8.6	30.0	29.1

Total UPC Broadband Division	236.5	205.4	31.1	15.1	3.9
Telenet (Belgium)	61.4	61.2	0.2	0.3	0.5
VTR Group (Chile)	39.6	31.6	8.0	25.3	16.4
Austar (Australia)	24.6	20.3	4.3	21.2	9.4
Corporate and other	51.1	58.0	(6.9)	(11.9)	(15.1)

Total SG&A expenses excluding stock-based compensation expense	413.2	376.5	36.7	9.7	1.8

Stock-based compensation expense	30.8	31.7	(0.9)	(2.8)

Total	$444.0	$408.2	$35.8	8.8

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

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $31.1 million or 15.1% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $18.5 million attributable to the impact of the Unitymedia Acquisition and another less significant acquisition. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses increased $8.0 million or 3.9%. This increase is primarily attributable to an increase in personnel costs of $6.1 million or 7.5%, due in part to (i) increased staffing levels, primarily in Switzerland and the Netherlands, and (ii) annual wage increases.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $0.2 million or 0.3% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $0.6 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, Telenet’s SG&A expenses increased $0.3 million or 0.5%. This increase includes the following factors:

•	A decrease in sales and marketing costs of $3.4 million or 16.7%, due primarily to lower commissions and call center costs due to lower sales;

•

An increase in outsourced labor and professional fees of $2.4 million or 29.1%, as the amount of consulting and legal costs associated with regulatory, strategic and financial initiatives increased from the amounts incurred during the corresponding period in 2010; and

•	An increase in personnel costs of $1.9 million or 8.0%, due to annual wage increases and individually insignificant net increases in other categories of personnel costs.

VTR Group (Chile). The VTR Group’s SG&A expenses (exclusive of stock-based compensation expense) increased $8.0 million or 25.3% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $5.2 million or 16.4%. This increase includes the following factors:

•	An increase in sales and marketing costs of $2.7 million or 26.9%, due primarily to higher costs for increased events and campaigns;

•	An increase in personnel costs of $1.3 million or 10.9%, due primarily to increased staffing levels, primarily related to VTR Wireless’ mobile initiative; and

•	An increase of outsourced labor and professional fees of $1.0 million, due primarily to increased consulting costs related to VTR Wireless’ mobile initiative.

Austar (Australia). Austar’s SG&A expenses (exclusive of stock-based compensation expense) increased $4.3 million or 21.2% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, Austar’s SG&A expenses increased $1.9 million or 9.4%. This increase is primarily attributable to an increase in personnel costs of $1.7 million or 21.6%, due largely to (i) wage increases and (ii) higher staffing levels.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$199.8	$119.7	$80.1	66.9	23.8
The Netherlands	180.7	168.8	11.9	7.0	8.4
Switzerland	166.7	141.5	25.2	17.8	5.1
Other Western Europe	99.6	98.0	1.6	1.6	3.3

Total Western Europe	646.8	528.0	118.8	22.5	10.1
Central and Eastern Europe	127.3	133.8	(6.5)	(4.9)	(5.6)
Central and other	(33.6)	(26.7)	(6.9)	(25.8)	(28.1)

Total UPC Broadband Division	740.5	635.1	105.4	16.6	6.1
Telenet (Belgium)	232.8	222.3	10.5	4.7	6.0
VTR Group (Chile)	84.4	70.1	14.3	20.4	11.7
Austar (Australia)	59.8	54.1	5.7	10.5	(0.8)
Corporate and other	4.2	(6.6)	10.8	N.M.	N.M.

Total	$1,121.7	$975.0	$146.7	15.0	7.0

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2011	2010
	%
UPC Broadband Division:
Germany	59.6	55.2
The Netherlands	58.3	57.1
Switzerland	55.6	54.4
Other Western Europe	46.0	45.8

Total Western Europe	55.7	53.5
Central and Eastern Europe	48.0	51.6

Total UPC Broadband Division, including central and other	50.8	49.9
Telenet (Belgium)	51.2	50.6
VTR Group (Chile)	39.4	38.5
Austar (Australia)	34.3	34.6

While the operating cash flow margins of most of our reportable segments improved during the three months ended March 31, 2011, as compared to the corresponding period in 2010, competitive, economic, political and other factors, including the fourth quarter 2010 imposition of a revenue tax in Hungary, have contributed to a decline in the operating cash flow margin in Central and Eastern Europe. The improvements in the operating cash flow margins are primarily attributable to improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses. In the case of Germany, the improvement is also attributable to the fact that certain of Unitymedia’s capitalization policies were conformed to our policies during the second quarter of 2010, as further described under Operating Expenses of our Reportable Segments above. In the case of Chile, the negative impacts of costs associated with VTR Wireless’ mobile initiative during the 2011 period ($5.3 million) largely offset the margin improvement associated with the adverse impacts of the February 2010 earthquake on the VTR Group’s first quarter 2010 margin. During the 2011 and 2010 periods, foreign currency impacts associated with non-functional currency expenses did not significantly impact the comparability of the operating cash flow margins of our operating segments. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. For additional information regarding the new Hungarian tax, see Discussion and Analysis of our Reportable Segments — General above.

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

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Increase (decrease) excluding FX and the impact of acquisitions
	2011	2010	$	%	%
	in millions
Subscription revenue (a):
Video	$1,215.7	$1,082.8	$132.9	12.3	3.3
Broadband internet	530.0	481.2	48.8	10.1	6.6
Telephony	302.3	271.0	31.3	11.5	5.4

Total subscription revenue	2,048.0	1,835.0	213.0	11.6	4.5
Other revenue (b)	405.3	361.6	43.7	12.1	4.8
Intersegment eliminations	(21.0)	(20.9)	(0.1)	(0.5)	(0.7)

Total	$2,432.3	$2,175.7	$256.6	11.8	4.6

(a)	Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the methodology used to allocate bundling discounts may vary between our broadband communications operating segments.

(b)	Other revenue includes non-subscription revenue (including B2B, installation and interconnect revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $256.6 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $103.3 million attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $99.6 million or 4.6%.

Subscription revenue. Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $82.4 million or 4.5% during the three months ended March, 31 2011, as compared to the corresponding period in 2010. This increase is attributable to (i) an increase in subscription revenue from video services of $36.2 million or 3.3%, as the impact of higher ARPU from video services was only partially offset by a decline in the average numbers of video RGUs, (ii) an increase in subscription revenue from broadband internet services of $31.7 million or 6.6%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, and (iii) an increase in subscription revenue from telephony services of $14.5 million or 5.4%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $17.3 million or 4.8% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase is primarily attributable to (i) an increase in Telenet’s mobile telephony revenue, (ii) an increase in B2B revenue, (iii) an increase in interconnect revenue and (iv) a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments — Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $75.7 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $29.2 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $2.5 million during the three months ended March 31, 2011. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $24.2 million or 2.9% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. As discussed in more detail under Discussion and Analysis of Reportable Segments — Operating Expenses above, this increase generally reflects (i) a net increase in network related expenses and (ii) a net increase in programming and other direct costs.

SG&A expenses

Our SG&A expenses increased $35.8 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase includes $20.9 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $0.9 million during the three months ended March 31, 2011. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $6.6 million or 1.8% during the three months ended March 31, 2011, as compared to the corresponding period in 2010. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses above, this increase generally reflects (i) a net increase in personnel costs, (ii) a net increase in outsourced labor and professional fees and (iii) less significant net decreases in other SG&A expense categories.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$12.5	$19.0
Other LGI stock-based incentive awards	11.2	9.8

Total LGI common stock	23.7	28.8
Telenet stock-based incentive awards	9.5	1.5
Austar Performance Plan	1.7	3.1
Other	0.7	0.6

Total	$35.6	$34.0

Included in:
Continuing operations:
Operating expense	$4.8	$2.3
SG&A expense	30.8	31.7

Total	$35.6	$34.0

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and LGI PSUs.

For additional information concerning our stock-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $29.5 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effect of FX, depreciation and amortization expense increased $20.8 million or 3.5%. This increase is due primarily to the net effect of (i) an increase associated with capital expenditures related to the installation of customer premise equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) a decrease associated with certain assets becoming fully depreciated, primarily in Belgium, Hungary, Chile, Australia, the Netherlands and Switzerland, (iii) an increase associated with the Unitymedia Acquisition and (iv) a decrease associated with changes in the useful lives of certain assets, primarily in Germany and the Netherlands, partially offset by increases associated with changes in the useful lives of certain property and equipment in Australia.

Impairment, restructuring and other operating charges (gains), net

We recognized impairment, restructuring and other operating charges (gains), net, of ($110.0 million) during the three months ended March 31, 2011, compared to $48.4 million during the corresponding period in 2010. The 2011 amount includes (i) a $115.3 million gain on the sale of Austar’s spectrum licenses and (ii) $5.6 million of direct acquisition costs and other fees incurred in connection with the pending acquisition of KBW and the related KBW Total Return Swap. For additional information, see note 2 to our condensed consolidated financial statements. The 2010 amount includes $45.5 million of direct acquisition costs incurred in connection with the Unitymedia Acquisition.

As of our October 1, 2010 impairment test date, certain of our smaller reporting units, including Hungary, the Czech Republic, Puerto Rico and one of our Chellomedia reporting units, had an excess of fair value over carrying value of less than 20%. As of March 31, 2011, these reporting units had goodwill aggregating $1,082.6 million. If, among other factors, (i) our or our subsidiaries’ equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

Our interest expense increased $21.0 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. Excluding the effects of FX, interest expense increased $20.4 million or 6.0%. This increase is primarily attributable to (i) higher weighted average interest rates and (ii) somewhat lower average outstanding debt balances. The increase in our weighted average interest rates is primarily related to (i) the completion of refinancing transactions that generally resulted in extended maturities and higher interest rates and (ii) increases in the base borrowing rates for certain of our variable-rate indebtedness. The increase in interest expense during the first quarter of 2011 is net of a decrease related to interest expense incurred from January 28, 2010 through March 2, 2010 on Old Unitymedia’s then-existing indebtedness. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income increased $9.1 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase primarily is attributable to (i) higher weighted average interest rates earned on our cash and cash equivalent and restricted cash balances, as average short-term market interest rates were higher during the first quarter of 2011, as compared to the first quarter of 2010, and (ii) an increase in dividend income attributable to our investment in Sumitomo common stock.

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

	Three months ended March 31,
	2011	2010
	in millions

Equity-related derivative contracts (a)	$(79.2)	$(54.9)
Cross-currency and interest rate derivative contracts (b)	71.2	(463.3)
Foreign currency forward contracts	(3.5)	4.4
Other	(1.4)	3.3

Total	$(12.9)	$(510.5)

(a)	Includes (i) a $44.3 million loss during the 2011 period related to the KBW Total Return Swap and (ii) losses of $34.9 million and $69.1 million during the 2011 and 2010 periods, respectively, related to the Sumitomo Collar. The losses on the Sumitomo Collar are primarily attributable to (i) increases in the market price of Sumitomo common stock and (ii) decreases in the value of the Japanese yen relative to the U.S. dollar. The loss on the KBW Total Return Swap, which represents the initial valuation of the instrument, takes into consideration our assessments with respect to (i) the probability of achieving KBW Antitrust Clearance and (ii) the fair value of KBW’s net assets in the event a cash settlement of the KBW Total Return Swap is required. For additional information concerning the KBW Total Return Swap, see notes 2, 4 and 5 to our condensed consolidated financial statements.

(b)	The gain during the 2011 period primarily is attributable to the net effect of (i) gains associated with increases in market interest rates in the euro, Swiss franc, Chilean peso and Romanian lei markets, (ii) gains associated with decreases in the values of the Swiss franc, Chilean peso and Polish zloty relative to the euro, (iii) a loss associated with a decrease in the value of the U.S. dollar relative to the euro, (iv) losses associated with increases in the values of the Romanian lei and Swiss franc relative to the U.S. dollar and (v) losses associated with increases in the values of the Hungarian forint and Czech koruna relative to the euro. In addition, the loss during the 2011 period includes a net loss of $25.0 million resulting from changes in our credit risk valuation adjustments. See notes 4 and 5 to our condensed consolidated financial statements. The loss during the 2010 period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Romanian lei, Hungarian forint, Swiss franc, Polish zloty and Chilean peso markets, (ii) losses associated with increases in the values of the Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro, (iii) gains associated with decreases in the values of the euro and Chilean peso relative to the U.S. dollar and (iv) a gain associated with a decrease in market interest rates in the U.S. dollar market. In addition, the loss during the 2010 period includes a net gain of $33.8 million resulting from changes in our credit risk valuation adjustments.

For additional information concerning our derivative instruments, see note 4 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended March 31,
	2011	2010
	in millions

U.S. dollar denominated debt issued by European subsidiaries	$194.7	$(234.4)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	183.3	45.6
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(23.6)	65.2
Yen denominated debt issued by a U.S. subsidiary	22.8	3.4
U.S. dollar denominated debt issued by a Latin American subsidiary	—	(18.1)
Other	7.2	3.2

Total	$384.4	$(135.1)

(a)	Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and a U.S. dollar denominated loan between a Latin American subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar against the Chilean peso.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt include unrealized gains (losses) associated with changes in fair values that are non-cash in nature until such time as these gains (losses) are realized through cash transactions. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended March 31,
	2011	2010
	in millions
Investments (a):
Sumitomo	$9.3	$63.0
Other, net (b)	(17.6)	7.5
Debt — UGC Convertible Notes (c)	(85.3)	(17.9)

Total	$(93.6)	$52.6

(a)	For additional information concerning our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

(b)	Amounts include changes in the fair value of Chellomedia’s investment in Canal+ Cyfrowy Sp Zoo (Cyfra+) that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(c)	Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. As further described in note 7 to our condensed consolidated financial statements, the UGC Convertible Notes were converted into LGI common stock in April 2011.

Gains (losses) on debt modifications and extinguishments, net

We recognized gains (losses) on debt modifications and extinguishments, net, of ($19.3 million) and $3.1 million during the three months ended March 31, 2011 and 2010, respectively. The losses during 2011 include (i) the write-off of $15.7 million of deferred financing costs and an unamortized discount in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility and (ii) the write-off of $3.6 million of deferred financing costs in connection with the prepayment of amounts outstanding under Telenet Facilities K and L1 of the Telenet Credit Facility. For additional information, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $65.7 million and $16.4 million during the three months ended March 31, 2011 and 2010, respectively.

The income tax expense during the 2011 period differs from the expected income tax expense of $171.4 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions, and (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate. The positive impacts of these items were partially offset by the negative impacts of certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax expense during the 2010 period differs from the expected income tax benefit of $215.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain jurisdictions, (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2011 and 2010, we reported earnings (loss) from continuing operations of $424.0 million and ($633.0 million), respectively, including (i) operating income of $577.6 million and $303.6 million, respectively, (ii) non-operating expense of $87.9 million and $920.2 million, respectively, and (iii) income tax expense of $65.7 million and $16.4 million, respectively.

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

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $47.3 million during the three months ended March 31, 2010 relates to the operations of Unitymedia’s arena segment and the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,392.2 million during the first quarter of 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $11.7 million during the three months ended March 31, 2011, as compared to the corresponding period in 2010. This increase is primarily attributable to the net impact of (i) a decrease resulting from the February 18, 2010 sale of the J:COM Disposal Group and (ii) improvements in the results of operations of Austar, Telenet and, to a lesser extent, the VTR Group.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Austar, Chellomedia PFH and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a majority of our consolidated cash and cash equivalents at March 31, 2011. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2011 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$90.9
Non-operating subsidiaries	1,114.0

Total LGI and non-operating subsidiaries	1,204.9

Operating subsidiaries:
Telenet	1,029.3
Austar	232.6
Unitymedia	142.4
VTR Group	112.6
UPC Holding (excluding VTR)	42.5
Chellomedia	14.5
Liberty Puerto Rico	6.7
Other operating subsidiaries	1.6

Total operating subsidiaries	1,582.2

Total cash and cash equivalents	$2,787.1

Liquidity of LGI and its Non-operating Subsidiaries

The $90.9 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $1,114.0 million of cash and cash equivalents held by LGI’s non-operating subsidiaries represented available liquidity at the corporate level at March 31, 2011. Our remaining cash and cash equivalents of $1,582.2 million at March 31, 2011 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information regarding pending capital distributions of Telenet, Austar and VTR, see note 9 to our condensed consolidated financial statements.

During the three months ended March 31, 2011, we repurchased a total of 2,514,090 shares of our LGI Series A common stock at a weighted average price of $41.62 per share and 2,741,263 shares of our LGI Series C common stock at a weighted average price of $39.35 per share, for an aggregate purchase price of $212.5 million, including direct acquisition costs. At March 31, 2011, the remaining amount authorized under our most recent program was $897.3 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the LGI Convertible Notes and the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities or (v) other investment opportunities. No assurance can be given that any external funding would be available on favorable terms, or at all.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Unitymedia, Chellomedia PFH and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2011, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2011 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2011 was 5.3. In addition, the ratio of our March 31, 2011 consolidated net debt (debt less cash and cash equivalents and the Aldermanbury Escrow Account) to our annualized consolidated operating cash flow for the quarter ended March 31, 2011 was 4.3

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 4 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

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

At March 31, 2011, our outstanding consolidated debt and capital lease obligations aggregated $23.9 billion, including $724.9 million that is classified as current in our condensed consolidated balance sheet and $22.4 billion that is due in 2014 or thereafter. The amount classified as current includes $601.8 million related to the UGC Convertible Notes, which were converted into LGI common stock in April 2011. For additional information concerning the maturities of our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

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

With the exception of the LGI Convertible Notes, all of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at March 31, 2011. For additional information concerning our debt, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. During the three months ended March 31, 2011, we used net cash provided by our operating activities of $734.9 million, net cash provided by our financing activities of $130.0 million and $1,206.7 million of our existing cash and cash equivalents (excluding a $146.3 million increase due to FX) to fund net cash used by our investing activities of $2,071.6 million.

Operating Activities. Net cash provided by our operating activities increased $101.2 million, from $633.7 million during the first three months of 2010 to $734.9 million during the first three months of 2011. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, (ii) a decrease due to higher cash payments for interest and (iii) an increase due to lower cash payments related to derivative instruments.

Investing Activities. Net cash used by our investing activities was $2,071.6 million during the three months ended March 31, 2011, compared to net cash provided by our investing activities of $133.9 million during the three months ended March 31, 2010. This change is due primarily to the net effect of (i) a decrease in cash associated with the disposition of discontinued operations, net of deconsolidated cash and disposal costs, in the 2010 period of $3,164.7 million, (ii) an increase in cash associated with lower cash paid in connection with acquisitions of $2,576.4 million and (iii) a decrease in cash due to higher capital expenditures of $105.4 million. Capital expenditures increased from $405.0 million during the first three months of 2010 to $510.4 million during the first three months of 2011, due to a net increase in the local currency capital expenditures of our subsidiaries, due in part to the Unitymedia Acquisition, and to a lesser extent, an increase due to FX.

The UPC Broadband Division accounted for $320.3 million and $251.8 million (including $79.0 million and $35.3 million, respectively, attributable to Unitymedia) of our consolidated capital expenditures during the three months ended March 31, 2011 and 2010, respectively. The increase in the capital expenditures of the UPC Broadband Division is due primarily to (i) an increase due to acquisitions, (ii) an increase in expenditures for the purchase and installation of customer premise equipment, (iii) an increase in expenditures for support capital such as information technology upgrades and general support systems, (iv) an increase due to FX and (v) an increase in expenditures for new build and upgrade projects to expand services.

Telenet accounted for $109.9 million and $76.6 million of our consolidated capital expenditures during the three months ended March 31, 2011 and 2010, respectively. These amounts exclude $7.5 million and $7.0 million of expenditures that were financed under capital lease arrangements, respectively. The increase in Telenet’s capital expenditures, excluding the impact of capital lease additions, primarily relates to the net effect of (i) an increase in expenditures for the purchase and installation of customer premise equipment, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for support capital such as information technology upgrades and general support systems and (iv) a decrease due to FX.

The VTR Group accounted for $47.7 million (including $6.1 million attributable to VTR Wireless) and $41.8 million of our consolidated capital expenditures during the three months ended March 31, 2011 and 2010, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase in expenditures related to the construction of VTR Wireless’ mobile network, (ii) an increase due to FX, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (iv) a decrease in expenditures for new build and upgrade projects and (v) a decrease in expenditures for the purchase and installation of customer premise equipment.

Austar accounted for $20.8 million and $27.9 million of our consolidated capital expenditures during the three months ended March 31, 2011 and 2010, respectively. The decrease in the capital expenditures of Austar is due primarily to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premise equipment and (ii) a decrease due to FX.

Financing Activities. Net cash provided by our financing activities decreased $60.4 million, from $190.4 million during the first three months of 2010 to $130.0 million during the first three months of 2011. This decrease is primarily attributable to the net effect of (i) a decrease related to changes in cash collateral of $3,557.8 million, (ii) an increase related to lower net repayments of debt and capital lease obligations of $3,557.5 million, (iii) a decrease related to higher repurchases of our LGI Series A and Series C common stock of $101.0 million and (iv) an increase due to lower cash payments related to derivative instruments of $91.8 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of stock incentive awards and (ii) cash payments for direct acquisition costs, less cash payments for capital expenditures, with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our condensed consolidated cash flow statements. The following table provides the details of our free cash flow:

	Three months ended March 31,
	2011	2010
	in millions

Net cash provided by operating activities of our continuing operations	$734.9	$633.7
Excess tax benefits from stock-based compensation	20.2	34.3
Cash payments for direct acquisition costs	3.8	38.6
Capital expenditures of our continuing operations	(510.4)	(405.0)

Free cash flow (a)	$248.5	$301.6

(a)	The 2010 amount includes the costs associated with Old Unitymedia’s pre-acquisition debt and derivative instruments ($37.6 million).

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

Contractual Commitments

As of March 31, 2011, the U.S. dollar equivalents (based on March 31, 2011 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:							Total
	Remainder of 2011	Year ended December 31,
		2012	2013	2014	2015	2016	Thereafter
	in millions

Debt (excluding interest) (a)	$524.2	$195.3	$449.6	$1,278.9	$1,128.6	$4,684.6	$14,700.6	$22,961.8
Capital leases (excluding interest)	44.8	62.2	60.0	61.3	59.5	62.3	819.1	1,169.2
Operating leases	129.1	111.0	84.6	62.8	55.0	45.2	144.1	631.8
Programming, satellite and other purchase obligations	441.9	242.2	140.5	63.4	49.8	21.3	13.5	972.6
Other commitments	91.0	97.3	76.1	66.2	64.8	63.9	1,390.3	1,849.6

Total (b)	$1,231.0	$708.0	$810.8	$1,532.6	$1,357.7	$4,877.3	$17,067.6	$27,585.0

Projected cash interest payments on debt and capital lease obligations (c)	$1,037.8	$1,274.9	$1,358.0	$1,350.5	$1,283.3	$1,303.7	$2,448.1	$10,056.3

(a)	The 2011 amount includes the €328.2 million ($465.6 million) principal amount outstanding under the UGC Convertible Notes as of March 31, 2011. As further described in note 7 to our condensed consolidated financial statements, the UGC Convertible Notes were converted into LGI common stock in April 2011.

(b)	The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2011 balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($328.4 million at March 31, 2011) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. In addition, commitments arising from acquisition agreements, including those described in note 2 to our condensed consolidated financial statements, are not included in this table.

(c)	Amounts are based on interest rates and contractual maturities in effect as of March 31, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

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

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities, certain repair and maintenance, fiber capacity and energy commitments of Unitymedia and certain commitments of Telenet to purchase broadcasting capacity on a DTT network.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk – Projected Cash Flows Associated with Derivatives below. For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2011 and 2010, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in euros and, to a lesser extent, other currencies. At March 31, 2011, $1,010.8 million or 36.3%, $679.3 million or 24.4% and $579.3 million or 20.8% of our consolidated cash balances were denominated in euros, Polish zloty and U.S. dollars, respectively. Subject to applicable debt covenants, these euro, Polish zloty and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At March 31, 2011, the aggregate fair value of this investment was $655.4 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2011, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, euro, Swiss franc, Chilean peso and Australian dollar to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of March 31, 2011. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during the three months ended March 31, 2011 was to the euro as 57.1% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2011	December 31, 2010
Spot rates:
Euro	0.7049	0.7482
Swiss franc	0.9158	0.9339
Hungarian forint	187.36	208.02
Polish zloty	2.8389	2.9591
Czech koruna	17.287	18.739
Romanian lei	2.9054	3.2031
Chilean peso	477.43	468.00
Australian dollar	0.9654	0.9775

	Three months ended March 31,
	2011	2010
Average rates:
Euro	0.7312	0.7226
Swiss franc	0.9417	1.0573
Hungarian forint	199.23	194.19
Polish zloty	2.8831	2.8827
Czech koruna	17.823	18.696
Romanian lei	3.0891	2.9747
Chilean peso	481.57	518.86
Australian dollar	0.9947	1.1068

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At March 31, 2011, we effectively paid a fixed interest rate on all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2011 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at March 31, 2011 declines to 83%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing variable-rate indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At March 31, 2011, our variable-rate indebtedness aggregated $10.1 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.4%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $50.7 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At March 31, 2011, our exposure to credit risk included (i) derivative assets with a fair value of $736.7 million, (ii) cash and cash equivalent and restricted cash balances of $4,486.3 million and (iii) aggregate undrawn debt facilities of $1,177.5 million.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. For additional information, see notes 4, 5 and 7 to our condensed consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2011:

(i)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €371.1 million ($526.5 million);

(ii)	an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €56.9 million ($80.7 million);

(iii)	an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €85.7 million ($121.6 million);

(iv)	an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €52.3 million ($74.2 million);

(v)	an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €31.3 million ($44.4 million);

(vi)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €30.3 million ($43.0 million);

(vii)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €39.8 million ($56.5 million);

(viii)	an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $21.6 million ($22.4 million); and

(ix)	an instantaneous increase (decrease) in the credit spread of UPC Broadband Holding’s counterparties of 50 basis points (0.50%) would have decreased (increased) the value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $1.2 million ($1.3 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at March 31, 2011, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €23.9 million ($33.9 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €19.2 million ($27.2 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2011:

(i)	an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 29.8 billion ($62.4 million); and

(ii)	an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 4.4 billion ($9.2 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2011, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €49.4 million ($70.1 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €35.7 million ($50.6 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2011:

(i)	an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥2.9 billion ($35.0 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.8 billion ($33.8 million); and

(ii)	an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥5.0 billion ($60.4 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding our projected cash flows associated with derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements.

	Receipts (payments) during:							Total
	Remainder of 2011	Year ended December 31,
		2012	2013	2014	2015	2016	Thereafter
	in millions
Projected derivative cash receipts (payments), net:
Interest-related (a)	$(244.8)	$(579.8)	$(419.4)	$(574.2)	$(113.1)	$(162.1)	$201.0	$(1,892.4)
Principal-related (b)	—	(63.5)	(12.3)	(507.3)	(18.5)	(193.8)	(8.9)	(804.3)
Other (c)	(11.8)	(16.3)	(16.2)	(16.2)	(16.2)	188.8	275.2	387.3

Total	$(256.6)	$(659.6)	$(447.9)	$(1,097.7)	$(147.8)	$(167.1)	$467.3	$(2,309.4)

(a)	Includes the cash flows of (i) our interest rate cap, collar and swap instruments and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(c)	Primarily includes cash flows related to the Sumitomo Collar. Any potential cash flows with respect to the KBW Total Return Swap have not been considered for inclusion in this table.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2011. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2011, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

(c) Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2011:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2011 through January 31, 2011:
Series A	—	$—	—	(b	)
Series C	609,634	$36.11	609,634	(b	)
February 1, 2011 through February 28, 2011:
Series A	—	$—	—	(b	)
Series C	476,875	$39.86	476,875	(b	)
March 1, 2011 through March 31, 2011:
Series A	2,514,090	$41.62	2,514,090	(b	)
Series C	1,654,754	$40.40	1,654,754	(b	)
Total — January 1, 2011 through March 31, 2011:
Series A	2,514,090	$41.62	2,514,090	(b	)
Series C	2,741,263	$39.35	2,741,263	(b	)

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	At March 31, 2011, we were authorized to purchase $897.3 million of our LGI Series A and Series C common stock.

In addition to the shares listed in the table above, 396,492 shares of LGI Series A common stock and 389,463 shares of LGI Series C common stock were withheld by us during the first quarter of 2011 upon the release of restrictions on restricted shares or restricted share units to pay withholding taxes.

Item 6.	EXHIBITS.

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, transfer agent and principal paying agent, The Bank of New York Trust Company (Cayman) Limited as security agent, and The Bank of New York Mellon (Luxembourg) SA as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.2	Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Financing Partnership and UPC Broadband Holding BV as borrowers, the guarantors as defined therein, the Facility Agent and the Security Agent and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.3	Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, transfer agent and principal paying agent, The Bank of New York Trust Company (Cayman) Limited as security agent, and The Bank of New York Mellon (Luxembourg) SA as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.4	Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.5	Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International Finance S.a.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.52 to the Registrant’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

10 — Material Contracts:

10.1	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Incentive Plan (the Incentive Plan) (As Amended and Restated Effective October 31, 2006) (incorporated by reference to Exhibit 10.2 of the 2010 10-K).

10.2	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.9 of the 2010 10-K).

10.3	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2011) (incorporated by reference to Exhibit 10.11 of the 2010 10-K).

10.4	Liberty Global, Inc. 2011 Annual Performance Award Plan for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.5	Form of Performance Share Units Agreement under the Incentive Plan.*

10.6	Employment Agreement for Indefinite Term effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 of the 2010 10-K).

10.7	Personal Usage of Aircraft Policy, amended and restated as of February 17, 2011.*

10.8	Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l.* (The exhibits and schedules to this Agreement are identified on a list of exhibits and schedules contained in the table of contents to this Agreement. Such exhibits and schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request.)

10.9	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited.* (The schedules to this Agreement are identified on a list of schedules contained at the end of this Agreement. Such schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request.)

10.10	Confirmation of a Cash Settled Share Swap Transaction, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated: May 4, 2011	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated: May 4, 2011	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2011	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, transfer agent and principal paying agent, The Bank of New York Trust Company (Cayman) Limited as security agent, and The Bank of New York Mellon (Luxembourg) SA as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.2	Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Financing Partnership and UPC Broadband Holding BV as borrowers, the guarantors as defined therein, the Facility Agent and the Security Agent and the banks and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.3	Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, transfer agent and principal paying agent, The Bank of New York Trust Company (Cayman) Limited as security agent, and The Bank of New York Mellon (Luxembourg) SA as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.4	Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.5	Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International Finance S.a.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.52 to the Registrant’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

10 — Material Contracts:

10.1	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Incentive Plan (the Incentive Plan) (As Amended and Restated Effective October 31, 2006) (incorporated by reference to Exhibit 10.2 of the 2010 10-K).

10.2	Form of Non-Qualified Stock Option Agreement under the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (As Amended and Restated Effective November 1, 2006) (incorporated by reference to Exhibit 10.9 of the 2010 10-K).

10.3	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2011) (incorporated by reference to Exhibit 10.11 of the 2010 10-K).

10.4	Liberty Global, Inc. 2011 Annual Performance Award Plan for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.5	Form of Performance Share Units Agreement under the Incentive Plan.*

10.6	Employment Agreement for Indefinite Term effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 of the 2010 10-K).

10.7	Personal Usage of Aircraft Policy, amended and restated as of February 17, 2011.*

10.8	Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l.* (The exhibits and schedules to this Agreement are identified on a list of exhibits and schedules contained in the table of contents to this Agreement. Such exhibits and schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request.)

10.9	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited.* (The schedules to this Agreement are identified on a list of schedules contained at the end of this Agreement. Such schedules have been omitted for purposes of this filing, but will be furnished supplementally to the Commission upon request.)

10.10	Confirmation of a Cash Settled Share Swap Transaction, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith