Form 10-Q
period 2011-06-30
Liberty Global, Inc.
filed 2011-08-02
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 28, 2011 was:
Series A common stock — 151,018,478 shares;
Series B common stock — 10,239,144 shares; and
Series C common stock — 124,489,400 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,396.5	$3,847.5
Restricted cash (note 2)	1,549.0	5.3
Trade receivables, net	806.2	922.3
Deferred income taxes	189.5	300.1
Other current assets (note 4)	340.6	357.5
Total current assets	6,281.8	5,432.7
Restricted cash	43.1	40.6
Investments (including $1,014.0 million and $1,012.0 million, respectively, measured at fair value) (note 3)	1,079.6	1,073.6
Property and equipment, net (note 6)	12,010.3	11,112.3
Goodwill (note 6)	12,778.5	11,734.7
Intangible assets subject to amortization, net (note 6)	2,073.9	2,095.5
Other assets, net (note 4)	1,993.3	1,839.4
Total assets	$36,260.5	$33,328.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2011	December 31, 2010
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$536.4	$566.2
Deferred revenue and advance payments from subscribers and others	823.3	869.8
Current portion of debt and capital lease obligations (note 7)	160.7	631.7
Derivative instruments (note 4)	692.4	563.1
Accrued interest	251.0	221.2
Accrued programming	246.6	215.9
Other accrued and current liabilities	1,650.6	1,222.0
Total current liabilities	4,361.0	4,289.9
Long-term debt and capital lease obligations (note 7)	23,574.1	21,830.9
Other long-term liabilities (note 4)	4,011.6	3,750.3
Total liabilities	31,946.7	29,871.1
Commitments and contingencies (notes 2, 4 and 13)
Equity (note 9):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 151,437,262 and 119,049,061 shares, respectively	1.5	1.2
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,239,144 and 10,242,728 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 125,910,829 and 113,317,514 shares, respectively	1.3	1.1
Additional paid-in capital	4,497.9	3,500.7
Accumulated deficit	(1,903.4)	(1,898.8)
Accumulated other comprehensive earnings, net of taxes	1,582.2	1,440.3
Total LGI stockholders	4,179.6	3,044.6
Noncontrolling interests	134.2	413.1
Total equity	4,313.8	3,457.7
Total liabilities and equity	$36,260.5	$33,328.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions, except share and per share amounts

Revenue (note 12)	$2,618.6	$2,168.8	$5,050.9	$4,344.5
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	949.4	800.4	1,851.6	1,626.9
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	484.1	416.2	928.1	824.4
Depreciation and amortization	649.7	590.5	1,268.2	1,179.5
Impairment, restructuring and other operating charges (gains), net (note 2)	4.6	34.6	(105.4)	83.0
	2,087.8	1,841.7	3,942.5	3,713.8
Operating income	530.8	327.1	1,108.4	630.7
Non-operating income (expense):
Interest expense	(392.9)	(316.0)	(757.1)	(659.2)
Interest and dividend income	16.3	5.2	38.4	18.2
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(449.1)	146.8	(462.0)	(363.7)
Foreign currency transaction gains (losses), net	205.4	(758.3)	589.8	(893.4)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 3, 5 and 7)	(48.9)	(28.9)	(142.5)	23.7
Gains (losses) on debt modification, extinguishment and conversion, net (note 7)	(187.1)	(2.8)	(206.4)	0.3
Other expense, net	(1.4)	(1.7)	(5.8)	(1.8)
	(857.7)	(955.7)	(945.6)	(1,875.9)
Earnings (loss) from continuing operations before income taxes	(326.9)	(628.6)	162.8	(1,245.2)
Income tax expense (note 8)	(3.8)	(28.2)	(69.5)	(44.6)
Earnings (loss) from continuing operations	(330.7)	(656.8)	93.3	(1,289.8)
Discontinued operations (note 2):
Earnings from discontinued operations, net of taxes	—	1.6	—	48.9
Gain (adjustment to gain) on disposal of discontinued operations, net of taxes	—	(19.6)	—	1,372.6
	—	(18.0)	—	1,421.5
Net earnings (loss)	(330.7)	(674.8)	93.3	131.7
Net earnings attributable to noncontrolling interests	(16.3)	(9.6)	(97.9)	(79.5)
Net earnings (loss) attributable to LGI stockholders	$(347.0)	$(684.4)	$(4.6)	$52.2

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(1.37)	$(2.59)	$(0.02)	$(5.02)
Discontinued operations	—	(0.07)	—	5.22
	$(1.37)	$(2.66)	$(0.02)	$0.20

Weighted average common shares outstanding - basic and diluted	254,181,622	257,325,590	248,074,298	262,461,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions

Net earnings (loss)	$(330.7)	$(674.8)	$93.3	$131.7
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	254.5	254.6	129.6	359.4
Reclassification adjustment for foreign currency translation gains included in net earnings	—	—	—	(390.9)
Other	(3.3)	(1.8)	(6.1)	—
Other comprehensive earnings (loss)	251.2	252.8	123.5	(31.5)
Comprehensive earnings (loss)	(79.5)	(422.0)	216.8	100.2
Comprehensive earnings attributable to noncontrolling interests	(13.0)	(28.2)	(79.5)	(158.9)
Comprehensive earnings (loss) attributable to LGI stockholders	$(92.5)	$(450.2)	$137.3	$(58.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2011	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
Net earnings	—	—	—	—	(4.6)	—	(4.6)	97.9	93.3
Other comprehensive earnings, net of taxes	—	—	—	—	—	141.9	141.9	(18.4)	123.5
Repurchase and cancellation of LGI common stock (note 9)	—	—	—	(351.5)	—	—	(351.5)	—	(351.5)
Reclassification of debt, deferred financing costs and taxes related to the conversion of LGI and UGC Convertible Notes, net (note 7)	0.3	—	0.2	1,322.8	—	—	1,323.3	—	1,323.3
Stock-based compensation (note 10)	—	—	—	37.5	—	—	37.5	—	37.5
Net excess tax benefits from stock-based compensation	—	—	—	23.3	—	—	23.3	—	23.3
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(396.4)	(396.4)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	(40.0)	—	—	(40.0)	—	(40.0)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	5.1	—	—	5.1	38.0	43.1
Balance at June 30, 2011	$1.5	$0.1	$1.3	$4,497.9	$(1,903.4)	$1,582.2	$4,179.6	$134.2	$4,313.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2011	2010
	in millions
Cash flows from operating activities:
Net earnings	$93.3	$131.7
Earnings from discontinued operations	—	(1,421.5)
Earnings (loss) from continuing operations	93.3	(1,289.8)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	75.3	66.7
Depreciation and amortization	1,268.2	1,179.5
Impairment, restructuring and other operating charges (gains), net	(105.4)	83.0
Amortization of deferred financing costs and non-cash interest accretion	50.6	48.9
Realized and unrealized losses on derivative instruments, net	462.0	363.7
Foreign currency transaction losses (gains), net	(589.8)	893.4
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	152.1	(14.0)
Losses (gains) on debt modification, extinguishment and conversion, net	206.4	(0.3)
Deferred income tax expense	120.1	738.6
Excess tax benefits from stock-based compensation	(23.1)	(34.4)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(340.2)	(1,029.1)
Net cash provided by operating activities of discontinued operations	—	159.9
Net cash provided by operating activities	1,369.5	1,166.1
Cash flows from investing activities:
Change in restricted cash	(1,510.2)	(0.3)
Capital expenditures	(1,018.8)	(839.4)
Proceeds from sale of investments and other assets	154.2	4.5
Cash paid in connection with acquisitions, net of cash acquired	(65.9)	(2,636.3)
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	—	3,163.8
Other investing activities, net	(19.0)	(0.5)
Net cash used by investing activities of discontinued operations	—	(88.4)
Net cash used by investing activities	$(2,459.7)	$(396.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2011	2010
	in millions
Cash flows from financing activities:
Borrowings of debt	$3,612.5	$1,469.5
Repayments and repurchases of debt and capital lease obligations	(2,606.5)	(4,603.9)
Repurchase of LGI common stock	(353.5)	(554.9)
Payment of financing costs, debt premiums and exchange offer consideration	(216.5)	(29.8)
Payment of net settled employee withholding taxes on stock incentive awards	(65.3)	(11.8)
Excess tax benefits from stock-based compensation	23.1	34.4
Net cash paid related to derivative instruments	(3.7)	(130.8)
Change in cash collateral	—	3,557.8
Other financing activities, net	25.0	19.8
Net cash used by financing activities of discontinued operations	—	(22.2)
Net cash provided (used) by financing activities	415.1	(271.9)
Effect of exchange rate changes on cash:
Continuing operations	224.1	(273.1)
Discontinued operations	—	13.3
Total	224.1	(259.8)
Net increase (decrease) in cash and cash equivalents:
Continuing operations	(451.0)	175.2
Discontinued operations	—	62.6
Net increase (decrease) in cash and cash equivalents	(451.0)	237.8
Cash and cash equivalents:
Beginning of period	3,847.5	3,269.6
End of period	$3,396.5	$3,507.4
Cash paid for interest:
Continuing operations	$690.5	$512.2
Discontinued operations	—	10.3
Total	$690.5	$522.5
Net cash paid for taxes:
Continuing operations	$21.1	$139.8
Discontinued operations	—	6.4
Total	$21.1	$146.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(unaudited)
(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated broadband communications and/or direct-to-home satellite (DTH) operations at June 30, 2011 in 14 countries, primarily in Europe, Chile and Australia. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.

Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to as the UPC Broadband Division. UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through Liberty Global Europe's 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide broadband communications services in Belgium. Through our 54.1%-owned subsidiary, Austar United Communications Limited (Austar), we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Effective September 30, 2010, we closed down the DTH operations of Unitymedia's arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group) that directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. We have presented Unitymedia's arena segment and the J:COM Disposal Group as discontinued operations in our condensed consolidated statements of operations and cash flows. As such, all statement of operations and cash flow statement amounts presented in the notes to these condensed consolidated financial statements relate only to our continuing operations, unless otherwise noted. See note 2.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and stock-based compensation. Actual results could differ from those estimates.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2011.

Certain prior period amounts have been reclassified to conform to the current year presentation, including certain cash outflows related to the payment of employee withholding taxes that are net settled upon the exercise of, or release of restrictions on, certain stock incentive awards, which cash outflows have been reclassified in our condensed consolidated cash flow statements from operating to financing activities.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(2)    Acquisitions and Dispositions
Pending Acquisitions

Aster. On December 4, 2010, we reached an agreement to acquire 100% of the equity of Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland, for an equity purchase price of PLN 870 million ($317 million). The equity purchase price, together with Aster's adjusted net debt at June 30, 2011 of PLN 1,495 million ($545 million), represents total consideration of PLN 2,365 million ($862 million) before direct acquisition costs. The equity purchase price is expected to be funded with available cash and cash equivalents. Closing of the Aster acquisition is subject to certain regulatory approvals.

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

Prior to execution of the KBW Purchase Agreement, Oskar Rakso contributed all of the issued share capital of KBW to Musketeer in exchange for an additional share of Musketeer and a loan receivable of €1.1 billion ($1.56 billion at the agreement date) (the Oskar Rakso Loan Receivable). At closing (i) Oskar Rakso will transfer the Musketeer shares and assign the Oskar Rakso Loan Receivable in the amount then outstanding to UPC Germany HC2 and (ii) UPC Germany HC2 will pay an amount in cash (the KBW Purchase Price) equal to approximately €2.06 billion ($2.93 billion at the agreement date) (the KBW Equity Value) minus the aggregate amount of payments received by Oskar Rakso in fulfillment of the Oskar Rakso Loan Receivable (the Oskar Rakso Loan Receivable Settlement Amount). The KBW Equity Value excludes transaction costs and is based upon an agreed enterprise value of €3.16 billion ($4.49 billion at the agreement date), including net debt and certain other liabilities and accruals of €1.1 billion ($1.6 billion at the agreement date). The Oskar Rakso Loan Receivable Settlement Amount is subject to a cap of €1.0 billion ($1.4 billion at the agreement date). Of the KBW Purchase Price, €50.0 million ($70.9 million at the agreement date) will be deposited in escrow until the later of March 31, 2012 and four months after closing, pending any claims under the KBW Purchase Agreement. We currently intend to fund payment of the KBW Purchase Price with available sources of liquidity, including our cash and cash equivalents. Following execution of the KBW Purchase Agreement, Musketeer and KBW undertook a refinancing of the outstanding debt of KBW and its subsidiaries and on March 31, 2011, €2.25 billion equivalent ($3.20 billion at the agreement date) of new debt was issued. Proceeds from the new debt of Musketeer and KBW was used to (i) repay outstanding debt and settle related hedging agreements, (ii) fund repayment of €1.0 billion ($1.4 billion at the transaction date) of the Oskar Rakso Loan Receivable and (iii) pay financing costs.

In the event that KBW Antitrust Clearance has not been obtained by UPC Germany HC2 prior to or on December 31, 2011, or if it earlier becomes evident that KBW Antitrust Clearance cannot be obtained and UPC Germany HC2 has notified Oskar Rakso thereof, Aldermanbury Investments Limited (Aldermanbury) will assume UPC Germany HC2's rights and obligations under the KBW Purchase Agreement, pursuant to and subject to the terms and conditions of a commitment letter agreement, dated March 21, 2011, among Aldermanbury, Oskar Rakso, UPC Germany HC2 and Liberty Global Europe. Aldermanbury is a subsidiary of J.P. Morgan Chase & Co., Inc. If KBW Antitrust Clearance is required for Aldermanbury to acquire the Musketeer shares, but has not been obtained by March 15, 2012, or Aldermanbury is earlier prohibited by the relevant competition authorities from closing the acquisition, then either party may rescind the KBW Purchase Agreement and UPC Germany HC2 will be obligated to pay Oskar Rakso a break-up fee in the amount of €150.0 million ($217.6 million).

Also on March 21, 2011, Liberty Global Europe, as guarantor of the KBW Purchase Agreement, and Aldermanbury entered into a separate commitment letter agreement (the KBW Commitment Letter) and a cash settled share swap transaction and related agreements (the KBW Total Return Swap). Pursuant to the KBW Commitment Letter, if Aldermanbury is required to assume UPC Germany HC2's rights and obligations under the KBW Purchase Agreement, it will hold the Musketeer shares on a temporary basis with a view to reselling them to a third-party purchaser within 12 months. Liberty Global Europe has agreed to indemnify and hold harmless Aldermanbury, its affiliates and certain others against all claims, actions, losses, liabilities, damages and expenses they may incur relating to or arising out of the acquisition, ownership, operation or disposal of Musketeer. Liberty Global Europe has also agreed to reimburse Aldermanbury and its affiliates for all costs, taxes and expenses they may incur in connection with entering into, performing or enforcing the KBW Commitment Letter, the KBW Purchase Agreement and the KBW Total Return Swap or in connection with any disposal of Musketeer, following the submission of invoices appropriately documenting such costs, taxes and expenses. Pursuant to the KBW Total Return Swap, if as of the cash settlement date the proceeds of any sale or

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

other disposition by Aldermanbury of Musketeer or its assets, net of brokerage or underwriting costs and any taxes (Final KBW Price), are less than the sum of the KBW Purchase Price and any additional amounts payable by Aldermanbury to acquire the Musketeer shares pursuant to the KBW Purchase Agreement (the Notional KBW Equity Amount), Liberty Global Europe will pay the amount of such shortfall to Aldermanbury. If the Final KBW Price exceeds the Notional KBW Equity Amount, Aldermanbury will pay the amount of such excess to Liberty Global Europe. Liberty Global Europe secured its obligations under the KBW Total Return Swap by placing €1,162.2 million ($1,653.1 million at the agreement date) into an escrow account (the Aldermanbury Escrow Account), and granting a security interest in this escrow account to Aldermanbury. In connection with the payment of €1.0 billion ($1.4 billion at the transaction date) of the Oskar Rakso Loan Receivable in April 2011, €100.0 million ($143.0 million at the transaction date) of the Aldermanbury Escrow Account was released and returned to Liberty Global Europe. The €1,062.2 million ($1,541.2 million) balance of the Aldermanbury Escrow Account at June 30, 2011 is included in current restricted cash in our condensed consolidated balance sheet. For additional information concerning the KBW Total Return Swap, see notes 4 and 5.

2010 Acquisition

Unitymedia. On January 28, 2010, Unitymedia, formerly UPC Germany GmbH, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of the entity (Old Unitymedia) that owned the second largest cable television provider in Germany based on the number of video cable subscribers (the Unitymedia Acquisition). The €2,006.0 million Unitymedia Purchase Price, together with Old Unitymedia's net debt at January 28, 2010 (aggregate principal amount of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date), resulted in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of €37.0 million ($51.4 million at the applicable rates). On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation.

Pro Forma Information for the Unitymedia Acquisition

The following unaudited pro forma condensed consolidated operating results for the six months ended June 30, 2010 give effect to the Unitymedia Acquisition as if it had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Six months ended June 30, 2010
in millions, except per share amount
Revenue:
Continuing operations	$4,439.0
Discontinued operations	647.7
Total	$5,086.7
Net earnings attributable to LGI stockholders	$63.8
Basic and diluted earnings attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$0.24

Our condensed consolidated statements of operations for the three and six months ended June 30, 2010 include revenue attributable to Old Unitymedia of $293.9 million and $510.7 million, respectively, and net losses attributable to Old Unitymedia of $160.7 million and $193.6 million, respectively.

Dispositions

Pending disposition. On July 11, 2011, we and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL would acquire 100% of Austar's ordinary shares through a series of transactions (the Austar

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Transaction), one of which involves our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). The purchase price under the transaction is AUD 1.52 ($1.63) in cash per share, which represents a total equity purchase price of AUD 1,932.7 million ($2,069.9 million) for a 100% interest in Austar (based on Austar ordinary shares outstanding at June 30, 2011) or AUD 1,046.5 million ($1,120.8 million) for our 54.15% interest in Austar. Completion of the Austar Transaction is subject to a number of conditions, including (i) regulatory approvals, (ii) an independent expert's determination that the Austar Transaction is in the best interests of Austar's noncontrolling shareholders, (iii) Austar noncontrolling shareholder and court approvals and (iv) LGI's receipt of an Internal Revenue Service ruling confirming LGI's intended treatment of the transaction. The Austar NCI Acquisition, and accordingly, the disposition of our interest in Austar, are subject to approval by a majority in number of the voting noncontrolling shareholders who represent at least 75% of the votes cast by noncontrolling shareholders at the Austar shareholder meeting. Pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that LGI does not already own will be acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by FOXTEL, or at LGI's option, funding arranged by LGI. Assuming the conditions precedent are satisfied, it is currently expected that the Austar NCI Acquisition will occur in late 2011 or early 2012 and that FOXTEL's acquisition of 100% of Austar from LGI Austar Holdco for AUD 1.52 per share will occur in the first or second quarter of 2012.

Discontinued operations. As discussed in note 1, we closed down Unitymedia's arena segment effective September 30, 2010 and sold our ownership interest in the J:COM Disposal Group on February 18, 2010. The combined operating results of Unitymedia's arena segment and the J:COM Disposal Group during the three and six months ended June 30, 2010 are classified as discontinued operations in our condensed consolidated statements of operations and are summarized in the following table:

	Three months ended June 30, 2010	Six months ended June 30, 2010
	in millions

Revenue	$3.9	$647.7
Operating income (loss)	$(0.6)	$135.5
Earnings (loss) before income taxes and noncontrolling interests	$(0.5)	$84.2
Income tax benefit (expense)	$2.1	$(35.3)
Earnings (loss) from discontinued operations attributable to LGI stockholders, net of taxes	$1.6	$(2.4)

Austar spectrum license sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in impairment, restructuring and other operating charges (gains), net, in our condensed consolidated statement of operations for the six months ended June 30, 2011.

(3)    Investments
The details of our investments are set forth below:

Accounting Method	June 30, 2011	December 31, 2010
	in millions
Fair value (a)	$1,014.0	$1,012.0
Equity	64.9	60.9
Cost	0.7	0.7
Total	$1,079.6	$1,073.6
_______________

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(a)
Includes $617.1 million and $646.1 million, respectively, representing the fair value of our investment in the common shares of Sumitomo Corporation (Sumitomo). These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP), the Australian dollar (AUD) and the British pound sterling (£). With the exception of certain of Austar's interest rate swaps, we generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of our derivative instruments generally are recorded in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2011			December 31, 2010
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$54.4	$132.9	$187.3	$90.6	$192.2	$282.8
Equity-related derivative contracts (c)	—	616.4	616.4	—	568.6	568.6
Foreign currency forward contracts	5.2	—	5.2	4.5	—	4.5
Other	1.7	3.1	4.8	1.8	3.6	5.4
Total	$61.3	$752.4	$813.7	$96.9	$764.4	$861.3
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$623.2	$1,975.2	$2,598.4	$539.5	$1,798.0	$2,337.5
Equity-related derivative contracts (d)	63.4	—	63.4	15.4	—	15.4
Foreign currency forward contracts (b)	4.7	39.8	44.5	7.5	—	7.5
Other	1.1	1.6	2.7	0.7	1.0	1.7
Total	$692.4	$2,016.6	$2,709.0	$563.1	$1,799.0	$2,362.1
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2011 and December 31, 2010, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $3.6 million and $16.2 million, respectively, and (ii) the fair values of our cross-currency, interest rate and foreign currency forward derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $226.5 million and $182.9 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties' credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries' debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our derivative instruments resulted in gains of $68.4 million and $43.4 million during the three and six months ended June 30, 2011, respectively, and gains of $25.9 million and $59.7 million during the three and six months ended June 30, 2010, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

of operations. For further information concerning our fair value measurements, see note 5.

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

(d)
Our current equity-related derivative liability at June 30, 2011 includes $45.3 million related to the KBW Total Return Swap. The fair value of the KBW Total Return Swap does not include a credit risk adjustment as our obligations under this derivative instrument are secured by the Aldermanbury Escrow Account. For additional information concerning the KBW Total Return Swap, see notes 2 and 5.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions

Cross-currency and interest rate derivative contracts	$(479.0)	$57.0	$(407.8)	$(406.3)
Foreign currency forward contracts	(42.0)	(34.2)	(45.5)	(29.8)
Equity-related derivative contracts (a)	72.2	129.2	(7.0)	74.3
Other	(0.3)	(5.2)	(1.7)	(1.9)
Total	$(449.1)	$146.8	$(462.0)	$(363.7)
_______________

(a)    Includes activity related to the Sumitomo Collar and, during the 2011 periods, the KBW Total Return Swap.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. The classifications of these cash outflows are as follows:

	Six months ended
	June 30,
	2011	2010
	in millions
Continuing operations:
Operating activities	$(228.1)	$(320.7)
Investing activities	(1.9)	(0.1)
Financing activities	(3.7)	(130.8)
Total — continuing operations	$(233.7)	$(451.6)
Discontinued operations	$—	$(35.7)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative contracts will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative contracts is spread across a relatively broad counterparty base of banks and financial institutions. We generally do not require counterparties to our derivative instruments to provide collateral or other security or to enter into master netting arrangements. At June 30, 2011, our exposure to credit risk included derivative assets with a fair value of $813.7 million.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2016	€31.9	RON	116.8	5.50%	12.14%
September 2012	€229.1	CHF	355.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
Chellomedia Programming Financing Holdco BV (Chellomedia PFH), a subsidiary of Chellomedia:
July 2013	€32.5	HUF	8,632.0	5.50%	9.55%
December 2013	€19.4	CZK	517.0	3.50%	4.49%
December 2013	$14.7	PLN	50.0	3.50%	5.56%
Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%
_______________

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2016	$244.1		€179.3	6 mo. LIBOR + 3.50%	7.24%
March 2013 — July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
December 2014 — July 2018	$100.0		€75.4	6 mo. LIBOR + 1.75%	5.77%
December 2014 — July 2018	$200.0		€151.0	6 mo. LIBOR + 3.00%	7.31%
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	5.76%
December 2016	$292.0	RON	709.1	6 mo. LIBOR + 3.50%	14.01%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$456.0	CLP	252,396.0	6 mo. LIBOR + 3.00	11.16%
__________________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2012		$1,471.5	1 mo.LIBOR + 3.27%	6 mo.LIBOR + 3.16%
July 2020		$1,000.0	6.63%	6 mo.LIBOR + 3.03%
July 2011		€100.0	1 mo. EURIBOR + 3.00%	6 mo. EURIBOR + 2.59%
January 2012		€3,000.0	1 mo. EURIBOR + 3.70%	6 mo. EURIBOR + 3.38%
April 2012		€555.0	6 mo. EURIBOR	3.32%
September 2012		€500.0	3 mo. EURIBOR	2.96%
March 2013		€75.4	6 mo. EURIBOR	4.24%
December 2013		€90.5	6 mo. EURIBOR	3.84%
January 2014		€185.0	6 mo. EURIBOR	4.04%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
December 2014		€1,681.8	6 mo. EURIBOR	4.65%
April 2012 — December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%
January 2015 — January 2018		€175.0	6 mo. EURIBOR	3.74%
January 2015 — July 2020		€171.3	6 mo. EURIBOR	3.95%
July 2020		€171.3	6 mo. EURIBOR	4.32%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 — January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
July 2013	CLP	86,100.0	6.77%	6 mo. TAB
July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%
Chellomedia PFH:
December 2013		$86.4	6 mo. LIBOR	4.98%
December 2013		€150.1	6 mo. EURIBOR	4.14%
Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar:
August 2011	AUD	250.0	3 mo. AUD BBSY	6.21%
August 2013	AUD	475.0	3 mo. AUD BBSY	6.53%
August 2011 — August 2013	AUD	25.0	3 mo. AUD BBSY	6.97%
August 2011 — August 2014 (b)	AUD	175.9	3 mo. AUD BBSY	6.50%
August 2013 — December 2015 (b)	AUD	386.5	3 mo. AUD BBSY	6.09%
August 2014 — December 2015 (b)	AUD	175.9	3 mo. AUD BBSY	6.25%
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), a subsidiary of LGI:
June 2014		$163.4	3 mo. LIBOR	5.14%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
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
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Austar accounts for these interest rate swaps as cash flow hedges. As of June 30, 2011, the fair value of these derivative instruments was a liability of $11.6 million, and the related balance included in our accumulated other comprehensive earnings was a loss of $7.4 million.

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2011
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%
Telenet NV:
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
June 2015 — June 2017	€50.0	4.50%
December 2017	€3.2	6.50%
December 2017	€3.2	5.50%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of June 30, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Telenet Interest Rate Collars

Telenet's interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2011
Subsidiary / Final maturity date (a)	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet NV:
December 2011	€50.0	2.50%	4.50%
December 2011	€25.0	2.50%	5.50%
July 2017	€950.0	1.00%	4.00%
 _______________

(a)	The notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate.

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Contract expiration date	Notional amount at June 30, 2011
in millions

October 2016	$19.8
April 2017	$19.8
October 2017	$19.8
April 2018	$419.8

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2011:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions
UPC Holding		$479.0	CHF	415.1	October 2016 — April 2018
UPC Broadband Holding	RON	53.3		€12.9	July 2011
UPC Broadband Holding	PLN	77.5		€19.6	July 2011
UPC Broadband Holding	CHF	79.0		€62.4	July 2011
UPC Broadband Holding	CZK	234.6		€9.7	July 2011
UPC Broadband Holding	HUF	6,260.0		€23.4	July 2011
UPC Broadband Holding		€0.6	HUF	180.9	July 2011 — December 2011
UPC Broadband Holding		€2.1	PLN	8.4	July 2011 — December 2011
UPC Broadband Holding		€0.5	CZK	12.2	July 2011 — December 2011
UPC Broadband Holding		£1.0		€1.2	July 2011 — December 2011
UPC Broadband Holding		€3.2	CHF	4.1	July 2011 — June 2012
VTR		$39.5	CLP	19,452.4	July 2011 — June 2012
Telenet NV		$17.0		€12.0	July 2011 — March 2012
Austar Entertainment		$10.0	AUD	10.8	July 2011 — December 2011
LGE Financing		$84.6		€58.6	July 2011 — July 2012
LGE Financing	PLN	800.7		€199.9	July 2011

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. We also used the fair value method to account for the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes) until April 2011, when the UGC Convertible Notes were converted into LGI common stock, as further described in note 7. UGC is a wholly-owned subsidiary of LGI. The reported fair values of these investments and derivative instruments as of June 30, 2011 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument. With respect to the KBW Total Return Swap, the amount, if any, that will be paid or received in connection with the settlement of this derivative instrument will be dependent on, among other matters, whether KBW Antitrust Clearance is obtained.

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
June 30, 2011
(unaudited)

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

The fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rates and dividend yields) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we believe that this valuation falls under Level 3 of the fair value hierarchy.

The fair value measurement of the KBW Total Return Swap is determined through the use of a Monte Carlo simulation model. The Monte Carlo model simulates the various sources of uncertainty impacting the value of a derivative instrument and uses those simulations to develop an estimated fair value for the instrument. With regards to the KBW Total Return Swap, the main sources of uncertainty relate to (i) the probability of receiving KBW Antitrust Clearance and (ii) the fair value of KBW's equity in the event a cash settlement of the KBW Total Return Swap is required. Accordingly, the simulation model reflects a range of possible outcomes with respect to (i) KBW Antitrust Clearance, (ii) KBW's projected future EBITDA and (iii) assumed EBITDA entry and termination valuation multiples derived from those EBITDA projections. The valuation of the KBW Total Return Swap is based on our unobservable estimates and judgments, and therefore, this instrument falls under Level 3 of the fair value hierarchy. For additional information regarding the KBW Total Return Swap, see notes 2 and 4.

As further described in note 4, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes interest rates, swap rates and yield curves, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties' credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties' credit spreads to have a significant impact on the valuations of these derivative instruments, we believe that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs in our discount rate assumptions that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination,

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2010, we performed nonrecurring fair value measurements in connection with the Unitymedia Acquisition and goodwill impairment assessments.

A summary of the assets and liabilities that are measured at fair value is as follows:

		Fair value measurements at June 30, 2011 using:
Description	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$187.3	$—	$187.3	$—
Equity-related derivative instruments	616.4	—	—	616.4
Foreign currency forward contracts	5.2	—	5.2	—
Other	4.8	—	4.8	—
Total derivative instruments	813.7	—	197.3	616.4
Investments	1,014.0	617.1	—	396.9
Total assets	$1,827.7	$617.1	$197.3	$1,013.3

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,598.4	$—	$2,598.4	$—
Equity-related derivative instruments	63.4	—	—	63.4
Foreign currency forward contracts	44.5	—	44.5	—
Other	2.7	—	2.7	—
Total liabilities - derivatives instruments	$2,709.0	$—	$2,645.6	$63.4

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	UGC Convertible Notes (a)	Total
	in millions

Balance of asset (liability) at January 1, 2011	$365.9	$553.2	$(514.6)	$404.5
Losses included in net earnings (b):
Realized and unrealized losses on derivative instruments, net (c)	—	(7.0)	—	(7.0)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(6.6)	—	(107.0)	(113.6)
Interest expense	—	—	(2.3)	(2.3)
Conversion of UGC Convertible Notes into LGI common stock	—	—	619.7	619.7
Foreign currency translation adjustments and other	37.6	6.8	4.2	48.6
Balance of asset at June 30, 2011	$396.9	$553.0	$—	$949.9

_______________

(a)	As further described in note 7, the UGC Convertible Notes were converted into LGI common stock in April 2011.

(b)	With the exception of the loss associated with the UGC Convertible Notes (which were converted into LGI common

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

stock in April 2011), substantially all of the net losses recognized during the first six months of 2011 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2011.

(c)	Includes activity related to the Sumitomo Collar and the KBW Total Return Swap. For additional information concerning the KBW Total Return Swap, see above and notes 2 and 4.

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2011	December 31, 2010
	in millions

Distribution systems	$18,689.6	$16,443.4
Support equipment, buildings and land	2,893.5	2,537.0
	21,583.1	18,980.4
Accumulated depreciation	(9,572.8)	(7,868.1)
Total property and equipment, net	$12,010.3	$11,112.3

During the six months ended June 30, 2011 and 2010, we recorded non-cash increases to our property and equipment of $43.1 million and $17.7 million, respectively, as a result of assets acquired under capital lease and, during the 2011 period, vendor financing arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2011 are set forth below:

	January 1, 2011	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2011
		in millions
UPC Broadband Division:
Germany	$1,928.1	$—	$165.1	$2,093.2
The Netherlands	1,218.7	—	104.4	1,323.1
Switzerland	3,042.5	(0.2)	332.5	3,374.8
Other Western Europe	1,044.7	—	89.4	1,134.1
Total Western Europe	7,234.0	(0.2)	691.4	7,925.2
Central and Eastern Europe	1,063.7	18.5	124.6	1,206.8
Total UPC Broadband Division	8,297.7	18.3	816.0	9,132.0
Telenet (Belgium)	2,185.9	—	187.1	2,373.0
VTR Group (Chile)	570.9	—	0.6	571.5
Austar (Australia)	332.3	—	6.8	339.1
Corporate and other	347.9	0.4	14.6	362.9
Total	$11,734.7	$18.7	$1,025.1	$12,778.5

As of our October 1, 2010 goodwill impairment test date, our broadband communications reporting units in Hungary, the Czech Republic and Puerto Rico, and one of our Chellomedia reporting units each had an excess of fair value over carrying value of less than 20%. As of June 30, 2011, these reporting units had goodwill aggregating $1,108.3 million. If, among other factors,

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(i) our or our subsidiaries' equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At June 30, 2011 and December 31, 2010 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $297.3 million and $271.2 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division's Central and Eastern Europe segment, and Chellomedia's programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30 2011	December 31 2010
	in millions
Gross carrying amount:
Customer relationships	$3,496.8	$3,298.1
Other	282.3	278.7
	$3,779.1	$3,576.8
Accumulated amortization:
Customer relationships	$(1,611.3)	$(1,388.7)
Other	(93.9)	(92.6)
	$(1,705.2)	$(1,481.3)
Net carrying amount:
Customer relationships	$1,885.5	$1,909.4
Other	188.4	186.1
	$2,073.9	$2,095.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2011				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	4.50%		$—	$—	$3.5	$1,393.6	$1.4	$660.5
Subsidiaries:
UPC Broadband Holding Bank Facility	4.41%		€470.8	683.1	6,617.4	7,579.4	6,736.1	7,862.2
UPC Holding Senior Notes	8.90%		—	—	2,462.8	2,322.8	2,285.2	2,132.0
UPCB SPE Notes (f)	6.79%		—	—	2,762.0	707.1	2,808.1	662.9
Unitymedia Senior Notes	8.50%		—	—	4,114.6	3,898.2	3,810.0	3,572.6
Unitymedia Revolving Credit Facility	4.99%		—	—	112.6	101.6	116.1	106.9
Telenet Credit Facility	4.95%		€175.0	253.9	2,370.6	2,562.2	2,364.8	2,561.3
Telenet SPE Notes (g)	6.03%		—	—	1,837.9	812.7	1,888.6	804.3
Sumitomo Collar Loan	1.88%		—	—	1,162.6	1,153.6	1,162.6	1,153.6
Austar Bank Facility	6.99%	AUD	123.8	132.6	753.9	758.9	776.5	791.6
UGC Convertible Notes (h)	—		—	—	—	514.6	—	514.6
Chellomedia Bank Facility	3.98%		€25.0	36.3	258.9	245.5	267.8	253.5
Liberty Puerto Rico Bank Facility	2.25%		$10.0	10.0	157.6	154.3	163.4	164.2
Other (i)	9.69%	CLP	60,000.0	128.3	153.5	114.1	153.5	114.1
Total debt	6.04%			$1,244.2	$22,767.9	$22,318.6	22,534.1	21,354.3
Capital lease obligations:
Unitymedia (j)							716.6	668.0
Telenet							444.5	407.3
Other subsidiaries							39.6	33.0
Total capital lease obligations							1,200.7	1,108.3
Total debt and capital lease obligations							23,734.8	22,462.6
Current maturities							(160.7)	(631.7)
Long-term debt and capital lease obligations							$23,574.1	$21,830.9
_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2011 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitments fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.8% at June 30, 2011.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2011 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2011, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At June 30, 2011, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €128.9 million ($187.0 million). When the June 30, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €209.9 million ($304.6 million). Our ability to draw down the VTR Wireless Bank Facility (as defined and described below) is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless SA through June 30, 2011, we would have been able to draw down CLP 16.5 billion ($35.3 million) of the VTR Wireless Bank Facility at June 30, 2011.

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

(e)
On June 20, 2011, we completed the exchange of 99.8% of our $935.0 million principal amount of 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes) for 26,369,572 shares of our LGI Series A common stock, 8,789,874 shares of our LGI Series C common stock and $186.6 million of cash (excluding cash paid for accrued but unpaid interest). Prior to this exchange transaction (the LGI Notes Exchange), the principal amount of the LGI Convertible Notes was allocated to debt and equity components. The amounts reported in the carrying value columns represent the debt component and the amounts reported in the estimated fair value columns represent the then estimated fair value of the entire instrument, including both the debt and equity components. In connection with the LGI Notes Exchange, we (i) reclassified (1) the carrying amount of the $674.8 million debt component of the exchanged LGI Convertible Notes, (2) the related deferred financing costs of $13.6 million and (3) the $96.5 million net deferred tax liability associated with the exchanged LGI Convertible Notes to additional paid-in capital and common stock in our condensed consolidated balance sheet and (ii) recognized a debt conversion loss of $187.0 million during the second quarter of 2011.

(f)
UPCB Finance Limited, UPCB Finance II Limited and UPCB Finance III Limited (together, the UPCB SPEs) are each special purpose financing companies created for the primary purposes of facilitating the offerings of €500.0 million ($725.5 million) principal amount of 7.625% senior secured notes, €750.0 million ($1,088.2 million) principal amount of 6.375% senior secured notes and $1 billion principal amount of 6.625% senior secured notes (together, the UPCB SPE Notes), respectively. The UPCB SPEs are dependent on payments from UPC Financing Partnership (UPC Financing) under Facilities V, Y and Z of the UPC Broadband Holding Bank Facility (see below), in order to service their respective payment obligations under the UPCB SPE Notes. Although UPC Financing has no equity or voting interest in the UPCB SPEs, the Facility V, Y and Z loans create variable interests in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y and Z eliminate in LGI's consolidated financial statements.

(g)
Telenet Finance Luxembourg S.C.A., Telenet Finance Luxembourg II S.A. and Telenet Finance III Luxembourg S.C.A. and Telenet Finance Luxembourg IV S.C.A. (together, the Telenet SPEs) are each special purpose financing companies created for the primary purposes of facilitating the offerings of €500.0 million ($725.5 million) principal amount of 6.375% senior secured notes, €100.0 million ($145.1 million) principal amount of 5.3% senior secured notes and €300.0 million ($435.3 million) principal amount of 6.625% senior secured notes and €400.0 million ($580.4 million) principal amount

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

of floating rate senior secured notes (together, the Telenet SPE Notes), respectively. The Telenet SPEs are dependent on payments from Telenet International Finance S.a.r.l (Telenet International) under Telenet Facilities M, N, O and P of the Telenet Credit Facility (as defined below) in order to service their respective payment obligations under the Telenet SPE Notes. Although Telenet International has no equity or voting interest in the Telenet SPEs, the Telenet Facility M, N, O and P loans create variable interests in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs.  As a result, the amounts outstanding under Telenet Facilities M, N, O and P eliminate in LGI's consolidated financial statements. During the first quarter of 2011, Telenet used proceeds from Telenet Facility O to repay amounts outstanding under Telenet Facilities K and L1 under the Telenet Credit Facility. In connection with this repayment, Telenet recognized a debt extinguishment loss of $3.6 million, representing the write-off of deferred financing costs. For additional information concerning the floating rate senior secured notes issued by Telenet Finance Luxembourg IV S.C.A. in June 2011, see below.

(h)
On March 15, 2011, we called for redemption all of the UGC Convertible Notes.  As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding principal amount of the UGC Convertible Notes was converted into 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock. In connection with the conversion of the UGC Convertible Notes into LGI common stock, we reclassified (i) the $619.7 million carrying value of the UGC Convertible Notes and (ii) the $53.9 million net deferred tax asset associated with the exchanged UGC Convertible Notes to additional paid-in capital and common stock in our condensed consolidated balance sheet. Prior to conversion, the UGC Convertible Notes were measured at fair value.

(i)	The amount shown in the unused borrowing capacity column represents the unused borrowing capacity of the VTR Wireless Bank Facility, as defined and described below.

(j)
Primarily represents Unitymedia's obligations under a duct network lease agreement. The original contracts were concluded effective July 1, 2000 and have an indefinite term, subject to certain mandatory statutory termination rights for either party after a term of 30 years.  With certain limited exceptions, the lessor generally is not entitled to terminate the lease.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of June 30, 2011 are summarized in the following table:

		June 30, 2011
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions
L (d)	July 3, 2012	EURIBOR + 2.25%	€129.7	$—	$188.2
M	December 31, 2014	EURIBOR + 2.00%	€316.6	—	459.4
N	December 31, 2014	LIBOR + 1.75%	$357.2	—	357.2
O	July 31, 2013	(e)	(e)	—	74.5
Q (d)	July 31, 2014	EURIBOR + 2.75%	€422.0	292.7	319.7
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	421.8
S	December 31, 2016	EURIBOR + 3.75%	€1,740.0	—	2,524.7
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.4
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	1,089.4
V (f)	January 15, 2020	7.625%	€500.0	—	725.5
W	March 31, 2015	EURIBOR + 3.00%	€269.1	390.4	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (f)	July 1, 2020	6.375%	€750.0	—	1,088.2
Z (f)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
Elimination of Facilities V, Y and Z in consolidation (f)				—	(2,813.7)
Total				$683.1	$6,736.1
 _______________

(a)
Represents total third-party facility amounts at June 30, 2011 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities L, M and N have been novated to a subsidiary of UPC Broadband Holding and accordingly, such amounts are not included in the table above.

(b)
At June 30, 2011, our availability under the UPC Broadband Holding Bank Facility was limited to €128.9 million ($187.0 million). When the June 30, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €209.9 million ($304.6 million). Facility Q has commitment fees on unused and uncancelled balances of 0.75% per year. Facility W has a commitment fee on unused and uncancelled balances of 1.2% per year.

(c)	The Facility T amount includes the impact of discounts.

(d)	Subsequent to June 30, 2011, certain of the commitments under Facilities L and Q were rolled into a new Facility AA. For additional information, see note 15.

(e)
The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers - Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($32.5 million) sub-tranche and (ii) a PLN 115.1 million ($42.0 million) sub-tranche.

(f)
As described in note (f) to the prior table, the amounts outstanding under Facilities V, Y and Z eliminate in LGI's consolidated financial statements. During the six months ended June 30, 2011, we recognized losses on debt extinguishments aggregating

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

$15.7 million, representing the write-off of deferred financing costs and an unamortized discount in connection with the prepayment of amounts outstanding under Facilities M, P, T and U with proceeds from certain of the UPCB SPE Notes.

Telenet SPE Notes

Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV), is a special purpose financing company created for the primary purpose of issuing senior notes and is owned 99.9% by a foundation established under the laws of the Netherlands and 0.01% by a Luxembourg private limited liability company as general partner. The Telenet Credit Facility is the senior credit facility of Telenet NV and Telenet International Finance, a subsidiary of Telenet NV. On June 15, 2011, Telenet Finance IV issued €400.0 million ($580.4 million) principal amount of floating rate senior secured notes (the Telenet Finance IV Senior Notes) due June 15, 2021. The Telenet Finance IV Senior Notes bear interest at three-month EURIBOR plus 3.875%. Telenet Finance IV used the proceeds from the Telenet Finance IV Senior Notes to fund a new additional facility (Telenet Facility P) under the the Telenet Credit Facility, with Telenet International as the borrower. Subsequent to June 30, 2011, Telenet International used the proceeds from Telenet Facility P to repay the remaining outstanding amounts under Telenet Facility G and J of the Telenet Credit Facility, after taking into account the €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G commitments that were rolled into new Telenet Facilities Q and R under the Telenet Credit Facility. For information concerning Telenet's refinancing activities subsequent to June 30, 2011, see note 15.

The Telenet Finance IV Senior Notes have been issued pursuant to an indenture dated June 15, 2011 (the Telenet Finance IV Indenture). Telenet Facility P is made pursuant to an additional Facility P accession agreement (the Telenet Facility P Accession Agreement). Pursuant to the Telenet Facility P Accession Agreement, the call provisions, maturity and applicable interest rate for Telenet Facility P are the same as those of the Telenet Finance IV Senior Secured Notes. Telenet Finance IV, as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections that are similar to those benefits, rights and protections afforded to the other lenders. Through the covenants in the Telenet Finance IV Indenture and the security interests over (i) all of the issued shares of Telenet Finance IV and (ii) Telenet Facility P, granted to secure Telenet Finance IV's obligations under the Telenet Finance IV Senior Notes, the holders of the Telenet Finance IV Senior Notes are provided indirectly with the benefits, rights, protections and covenants granted to Telenet Finance IV as a lender under the Telenet Credit Facility.

Telenet Finance IV is prohibited from incurring any additional indebtedness, subject to certain exceptions, under the Telenet Finance IV Indenture.

The Telenet Finance IV Senior Notes may not be redeemed prior to June 15, 2014. At any time prior to June 15, 2014, upon the occurrence of an Early Redemption Event (being a voluntary prepayment of all or a portion of Telenet Facility P), Telenet Finance IV will redeem an aggregate principal amount of the Telenet Finance IV Senior Notes equal to the amount of the Telenet Facility P prepaid, at a redemption price equal to the sum of (i) 100.0% of the principal amount the Telenet Finance IV Senior Notes, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on June 15, 2014, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through June 15, 2014, computed using the discount rate specified in Telenet Finance IV Indenture, over (b) the principal amount of the Telenet Finance IV Senior Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in Telenet Finance IV Indenture), if any, to the applicable redemption date.

On or after June 15, 2014, upon the prepayment of Telenet Facility P, Telenet Finance IV will redeem an aggregate principal amount of the Telenet Finance IV Senior Notes equal to the principal amount of Telenet Facility P prepaid, at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on June 15 of the years set forth below:

Redemption price

2014	102.00%
2015	101.00%
2016 and thereafter	100.00%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

VTR Wireless Bank Facility

VTR Wireless SA (VTR Wireless) is an entity that is 80%-owned by us and 20%-owned by the noncontrolling interest owner of VTR.  VTR Wireless is undertaking the launch of mobile products in Chile through a combination of its own wireless network and mobile virtual network operator (MVNO) arrangements.   On May 12, 2011, VTR Wireless entered into a CLP 60 billion ($128.3 million) term loan bank facility (the VTR Wireless Bank Facility). The VTR Wireless Bank Facility was undrawn as of June 30, 2011. The VTR Wireless Bank Facility has an initial due date of May 12, 2016 (the Initial Due Date). Beginning on the Initial Due Date, VTR Wireless can extend the maturity date by repaying the outstanding principal balance in nine semi-annual installments, as summarized in the following table:

Installment date	Installment amount (a)

May 12, 2016	6.67%
November 12, 2016 and May 12, 2017	9.17%
November 12, 2017 and May 12, 2018	10.83%
November 12, 2018 and May 12, 2019	12.50%
November 12, 2019	14.17%
May 12, 2020	14.16%
_______________

(a)	Expressed as a percentage of the outstanding principal balance as of the Initial Due Date.

Through the Initial Due Date, the interest rate on outstanding borrowings is Nominal TAB (as defined in the VTR Wireless Bank Facility) plus 3.00%. After the Initial Due Date and through the extension period, the interest rate will be Nominal TAB plus 2.45%. The VTR Wireless Bank Facility has a commitment fee on undrawn balances of 0.45% per year plus applicable value-added tax (VAT). The VTR Wireless Bank Facility also has a voluntary prepayment fee of (i) 0.45% plus VAT through May 12, 2012, (ii) 0.3% plus VAT during the period from May 13, 2012 to May 12, 2013 and (iii) 0.2% plus VAT from May 13, 2013 through October 13, 2014.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of VTR Wireless and its subsidiaries, the VTR Wireless Bank Facility requires, beginning in November 2014, compliance with the following financial covenants: (i) Interest Coverage Ratio, (ii) Financial Debt Coverage Ratio and (iii) Total Liabilities to Net Worth Ratio, each capitalized term as defined in the VTR Wireless Bank Facility. The VTR Wireless Bank Facility permits VTR Wireless to transfer funds to its parent company (and indirectly to LGI) after the Initial Due Date through loans, dividends or other distributions provided that VTR Wireless maintains compliance with applicable covenants.

The VTR Wireless Bank Facility is secured by pledges over (i) the VTR Wireless shares indirectly owned by our company and (ii) certain other assets owned by VTR Wireless. VTR Wireless is required to ensure, as a condition to any drawdown under the VTR Wireless Bank Facility, that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. In addition, beginning in November 2014, VTR Wireless is required to maintain a minimum of CLP 10.0 billion ($21.4 million) in cash. If the amounts due under the VTR Wireless Bank Facility are not fully repaid by the Initial Due Date, LGI is required to contribute an amount equal to CLP 215.0 billion ($459.9 million) less the aggregate amount of funds that have been contributed as equity or loaned on a subordinated basis to VTR Wireless.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of June 30, 2011 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2011 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia	Telenet (b)	Austar	Other	Total
	in millions
Year ended December 31:
2011 (remainder of year)	$4.4	$—	$—	$54.0	$4.8	$63.2
2012	213.6	—	—	—	5.3	218.9
2013	74.9	—	—	120.1	264.8	459.8
2014	1,136.3	116.1	—	—	160.0	1,412.4
2015	421.8	—	75.2	602.4	1.0	1,100.4
2016	3,220.2	—	145.1	—	468.1	3,833.4
Thereafter	6,855.0	3,884.9	4,129.3	—	716.4	15,585.6
Total debt maturities	11,926.2	4,001.0	4,349.6	776.5	1,620.4	22,673.7
Unamortized premium and discount	(66.6)	(74.9)	2.3	—	(0.4)	(139.6)
Total debt	$11,859.6	$3,926.1	$4,351.9	$776.5	$1,620.0	$22,534.1
Current portion	$29.1	$—	$—	$54.0	$6.1	$89.2
Noncurrent portion	$11,830.5	$3,926.1	$4,351.9	$722.5	$1,613.9	$22,444.9
 _______________

(a)	Amounts include the UPCB SPE Notes issued by the the UPCB SPEs, which entities are consolidated by UPC Holding.

(b)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs, which entities are consolidated by Telenet.

Capital lease obligations:

	Unitymedia	Telenet	Other	Total
	in millions
Year ended December 31:
2011 (remainder of year)	$38.3	$44.6	$6.3	$89.2
2012	72.4	67.5	6.1	146.0
2013	71.6	64.2	4.5	140.3
2014	71.6	62.1	3.9	137.6
2015	71.6	56.5	3.6	131.7
2016	71.6	54.8	3.7	130.1
Thereafter	966.0	274.2	34.8	1,275.0
	1,363.1	623.9	62.9	2,049.9
Amounts representing interest	(646.5)	(179.4)	(23.3)	(849.2)
Present value of net minimum lease payments	$716.6	$444.5	$39.6	$1,200.7
Current portion	$20.0	$46.2	$5.3	$71.5
Noncurrent portion	$696.6	$398.3	$34.3	$1,129.2

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Non-cash Refinancing Transactions

During the six months ended June 30, 2011 and 2010, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $149.9 million and $1,304.5 million, respectively.

Subsequent Events

For information concerning certain financing transactions completed subsequent to June 30, 2011, see note 15.

(8)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions

Computed “expected” tax benefit (expense)	$114.4	$220.0	$(57.0)	$435.8
Non-deductible or non-taxable interest and other expenses	(38.2)	(10.7)	(52.0)	(35.7)
International rate differences (a)	(17.4)	(64.9)	28.8	(115.3)
Change in valuation allowances	(62.0)	(146.3)	12.5	(311.8)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(0.1)	(32.2)	(1.8)	(24.9)
Other, net	(0.5)	5.9	—	7.3
Total	$(3.8)	$(28.2)	$(69.5)	$(44.6)
_______________

(a)	Amounts reflect statutory rates in jurisdictions outside of the U.S. that are lower than the U.S. federal income tax rate.

As of June 30, 2011, our unrecognized tax benefits of $498.1 million included $356.4 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances. During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of June 30, 2011. We do not expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during the remainder of 2011.

(9)    Equity

Stock Repurchases

During the first six months of 2011, we purchased 2,808,290 shares of our LGI Series A common stock at a weighted average price of $41.76 per share and 5,696,963 shares of our LGI Series C common stock at a weighted average price of $41.11 per share, for an aggregate purchase price of $351.5 million, including direct acquisition costs. As of June 30, 2011, the remaining amount authorized under our most recent stock repurchase program was $571.8 million. This amount reflects a reduction for the $186.6 million of aggregate cash paid (excluding cash paid for accrued but unpaid interest) in connection with the LGI Notes Exchange. For additional information, see note 7.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Subsidiary Stock Issuances, Dividends and Distributions

Telenet. On April 27, 2011, Telenet's shareholders approved a distribution of €4.50 ($6.47 at the payment date) per share or approximately €509.3 million ($732.5 million at the payment date). This distribution, which was paid on July 29, 2011, was accrued by Telenet during the second quarter of 2011. Our share of this capital distribution was €255.8 million ($367.9 million at the payment date) and the non-controlling interest owners' share was €253.5 million ($364.6 million at the payment date).

VTR. On March 24, 2011, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 58.5 billion ($121.5 million at the average rate for the period).  The VTR NCI Owner's share of this distribution is CLP 11.7 billion ($24.1 million at the average rate for the period). Through June 30, 2011, CLP 53.2 billion ($113.4 million at the average rate for period) of the approved distribution had been paid and the remaining amount was paid in July 2011. Separately, we and the VTR NCI Owner have agreed to proportionately fund, as required, the 2011 capital calls of VTR Wireless. Through June 30, 2011, we and the VTR NCI Owner have made capital contributions to VTR Wireless of CLP 25.6 billion ($54.8 million) and CLP 6.4 billion ($13.7 million), respectively.

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries' employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$9.1	$12.9	$21.6	$31.9
Other LGI stock-based incentive awards	10.2	11.3	21.4	21.1
Total LGI common stock	19.3	24.2	43.0	53.0
Telenet stock-based incentive awards	19.6	4.3	29.1	5.8
Austar Performance Plan	0.8	1.7	2.5	4.8
Other	—	2.5	0.7	3.1
Total	$39.7	$32.7	$75.3	$66.7
Included in:
Operating expense	$5.3	$3.2	$10.1	$5.5
SG&A expense	34.4	29.5	65.2	61.2
Total	$39.7	$32.7	$75.3	$66.7
_______________

(a)
Includes stock-based compensation expense related to our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans) and LGI performance-based restricted share units (PSUs). Compensation expense associated with awards granted pursuant to the LGI Performance Plans is reported as stock-based compensation in our condensed consolidated statements of operations, notwithstanding the fact that the compensation committee of our board of directors previously has elected to cash settle a portion of such awards.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock as of June 30, 2011:

	LGI common stock (a)	LGI performance plans (b)	LGI PSUs (c)

Total compensation expense not yet recognized (in millions)	$92.9	$2.3	$44.6
Weighted average period remaining for expense recognition (in years)	3.0	0.3	1.8
_______________

(a)
Amounts relate to (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 11,574,053 shares available for grant as of June 30, 2011. These shares may be awarded at or above fair value in any series of our common stock. The LGI Director Incentive Plan had 9,060,127 shares available for grant as of June 30, 2011. These shares may be awarded at or above fair value in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Includes unvested compensation expense under the LGI Performance Plans.

(c)	Represents unvested compensation expense related to PSUs granted in 2011 and 2010.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Six months ended
	June 30,
	2011	2010
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	0.93 - 3.31%	1.26 - 3.30%
Expected life	3.4 - 8.7 years	3.2 - 9.0 years
Expected volatility	35.5 - 41.8%	40.0 - 56.8%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$21.41	$14.26
SARs	$15.03	$9.71
Restricted shares and restricted share units	$44.81	$24.68
PSUs	$39.98	$27.95
Total intrinsic value of awards exercised (in millions):
Options	$61.5	$13.8
SARs	$27.7	$19.3
Cash received from exercise of options (in millions)	$25.9	$16.8
Income tax benefit related to stock-based compensation (in millions)	$10.9	$14.8

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

LGI PSUs

 In March 2011, our compensation committee granted to our executive officers and certain key employees a total of 513,268 LGI Series A PSUs and 513,268 LGI Series C PSUs pursuant to the LGI Incentive Plan.  Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting. The performance period for these PSUs (the 2011 PSUs) ends on December 31, 2012.  The performance target selected by the committee is the achievement of an “OCF CAGR” of approximately 4.5% for the two-year performance period (2012 compared to 2010), subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. “OCF CAGR” represents the compound annual growth rate (CAGR) in consolidated operating cash flow (see note 14), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2011 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2011 PSUs will vest on March 31, 2013 and the balance will vest on September 30, 2013. The compensation committee also established a base performance objective of 50% of the target OCF CAGR, subject to certain limited adjustments, which must be satisfied in order for award recipients to be eligible to earn any of their 2011 PSUs. Compensation costs attributable to the 2011 PSUs will be recognized over the requisite service period of the awards.

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the six months ended June 30, 2011 with respect to LGI common stock:

Options — LGI Series A common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	2,772,173	$20.12
Granted	31,105	$45.16
Expired or canceled	(22,096)	$38.80
Exercised	(518,421)	$22.34
Outstanding at June 30, 2011	2,262,761	$19.77	2.4	$57.2
Exercisable at June 30, 2011	2,165,746	$19.21	2.1	$56.0

Options — LGI Series C common stock:	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	4,416,666	$19.22
Granted	32,518	$43.19
Expired or canceled	(21,550)	$37.25
Exercised	(2,339,280)	$18.90
Outstanding at June 30, 2011	2,088,354	$19.77	2.6	$47.9
Exercisable at June 30, 2011	1,988,442	$19.18	2.2	$46.8

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

SARs — LGI Series A common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,667,335	$21.04
Granted	1,157,264	$46.46
Forfeited	(127,250)	$20.46
Exercised	(656,114)	$19.93
Outstanding at June 30, 2011	4,041,235	$28.51	5.4	$66.9
Exercisable at June 30, 2011	960,570	$19.40	3.8	$23.0

SARs — LGI Series C common stock:	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,632,848	$20.62
Granted	1,157,264	$44.35
Forfeited	(127,250)	$20.18
Exercised	(648,755)	$19.28
Outstanding at June 30, 2011	4,014,107	$27.69	5.5	$60.7
Exercisable at June 30, 2011	933,442	$18.84	3.9	$20.8

Restricted shares and share units — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,691,632	$24.68
Granted	156,906	$45.84
Forfeited	(35,615)	$23.34
Released from restrictions	(1,336,651)	$25.03
Outstanding at June 30, 2011	1,476,272	$26.65	1.1

Restricted shares and share units — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,620,406	$24.19
Granted	157,086	$43.77
Forfeited	(35,363)	$22.77
Released from restrictions	(1,296,885)	$24.52
Oustanding at June 30, 2011	1,445,244	$26.06	1.1

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

PSUs — LGI Series A common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$28.12
Granted	513,268	$40.75
Forfeited	(29,093)	$27.64
Outstanding at June 30, 2011	1,118,669	$33.93	1.5

PSUs — LGI Series C common stock:	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$27.74
Granted	513,268	$39.21
Forfeited	(29,093)	$27.25
Outstanding at June 30, 2011	1,118,669	$33.01	1.5

At June 30, 2011, total SARs outstanding included 46,642 LGI Series A common stock capped SARs and 46,642 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plan - Austar Common Stock

The Austar Long Term Incentive Plan (the Austar Performance Plan) is a five-year plan, with a two-year performance period, which began on January 1, 2007, and a three-year service period which began on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar's achievement of specified CAGRs in Austar's consolidated EBITDA, as defined by the Austar Performance Plan, and the participant's annual performance ratings during the performance period.

The fifth semi-annual installment of the earned awards that was due on March 31, 2011 was cash settled for AUD 10.6 million ($11.0 million at the transaction date). The Austar remuneration committee has not determined the method of payment for the final remaining installment that is due on September 30, 2011.

Stock Incentive Plans- Telenet Common Stock

Telenet Employee Share Purchase Plan

In January 2011, Telenet's Board of Directors offered to all of Telenet's employees the opportunity to purchase new shares of Telenet under the terms of an Employee Share Purchase Plan (the ESPP) at a discount of 16.67% to the average share price over the 30 days preceding March 24, 2011. Based on the average share price of €31.65 ($45.92) during this 30-day period, the shares were offered to employees at a subscription price of €26.38 ($38.28). As the shares acquired by employees in March 2011 were fully vested, the stock-based compensation related to these shares of $3.3 million was charged to expense during the three months ended March 31, 2011. Cash proceeds received from the issuance of the ESPP shares in the amount of €9.0 million ($13.1 million) were received in April 2011.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Telenet Stock Option Plans

General. During the second quarter of 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with the capital distribution that, as further described in note 9, was approved by Telenet shareholders on April 27, 2011 and paid on July 29, 2011. These anti-dilution adjustments, which were finalized on July 26, 2011, provide for increases in the number of options outstanding and decreases to the option exercise prices. In connection with this modification, Telenet recognized stock-based compensation expense of €11.0 million ($15.8 million at the average rate for the period) during the second quarter of 2011 and will recognize an additional €8.5 million ($12.3 million) in future periods as the underlying options vest. The amounts shown below with respect to certain Telenet options and exercise prices do not reflect these anti-dilution adjustments.

Telenet Specific Stock Option Plan. In February 2011, Telenet set the performance criteria for 200,000 stock options with an exercise price of €24.00 ($34.82) per option that previously had been granted to the Chief Executive Officer of Telenet under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria, including the achievement of a minimum level of free cash flow (as defined by the Telenet Specific Stock Option Plan) during 2011. Assuming the achievement of the performance criteria, these options will vest on March 1, 2012. Subject to the determination of appropriate performance criteria, Telenet has also granted additional stock options to its Chief Executive Officer as follows: (i) 200,000 options with an exercise price of €25.00 ($36.27) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2013 and (ii) 200,000 options with an exercise price of €26.00 ($37.72) that, subject to achievement of relevant performance criteria, will vest on March 1, 2014. Any options that vest pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. All of the options granted under the Telenet Specific Stock Option Plan have an expiration date of September 4, 2017. Telenet recorded stock-based compensation related to the Telenet Specific Stock Option Plan of $2.3 million and $3.2 million during the three and six months ended June 30, 2011, respectively.

The following table summarizes the activity during 2011 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	250,000	€23.00
Granted (a)	200,000	€24.00
Outstanding at June 30, 2011	450,000	€23.44	6.2	€4.2
Exercisable at June 30, 2011	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 36.9%, an expected life of 5.3 years, and a risk-free return of 3.62%. The weighted average grant date fair value during 2011 was €15.31 ($22.21) .

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

We reported net losses from continuing operations attributable to LGI stockholders for the three and six months ended June 30, 2011 and 2010. Therefore, the potentially dilutive effect at June 30, 2011 and 2010 of (i) the aggregate number of then outstanding

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

options, SARs and restricted shares and share units of approximately 15.3 million and 28.9 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 3.7 million and 53.5 million, respectively, and (iii) the number of shares contingently issuable pursuant to PSUs of 2.2 million and 1.4 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(347.0)	$(666.4)	$(4.6)	$(1,318.0)
Earnings (loss) from discontinued operations, net of taxes	—	(18.0)	—	1,370.2
Net earnings (loss)	$(347.0)	$(684.4)	$(4.6)	$52.2

(12)    Related Party Transactions

Our related party transactions are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions

Revenue earned from related parties (a)	$6.5	$6.8	$12.9	$14.4
Operating expenses charged by related parties (b)	$7.6	$5.9	$13.9	$11.6
SG&A expenses charged to related parties (c)	$(0.2)	$(0.3)	$(0.5)	$(0.6)
_______________

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of June 30, 2011, the U.S. dollar equivalents (based on June 30, 2011 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2011	Year ending December 31,
		2012	2013	2014	2015	2016	Thereafter	Total
	in millions

Operating leases	$91.1	$123.4	$93.3	$69.6	$60.1	$45.0	$158.2	$640.7
Programming, satellite and other purchase obligations	387.2	357.5	200.3	84.4	54.9	24.9	16.9	1,126.1
Other commitments	79.7	114.6	93.1	78.8	77.0	76.1	1,456.3	1,975.6
Total	$558.0	$595.5	$386.7	$232.8	$192.0	$146.0	$1,631.4	$3,742.4

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2011 and 2010, (i) the programming and copyright costs incurred by our broadband communications operations aggregated $592.3 million and $507.0 million, respectively, (including intercompany charges that eliminate in consolidation of $40.5 million and $37.9 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $57.2 million and $43.8 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premises equipment that are enforceable and legally binding on us.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia, and (iii) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities. Commitments arising from acquisition agreements, including those described in note 2, are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2011 and 2010, see note 4.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

portions of our broadband distribution systems. Such amounts are not included in the above table because they are not fixed or determinable.

Contingent Obligations

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor's interest. We do not expect any payments made under these provisions to be material in relationship to our financial position or results of operations.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe's alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 31, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200.0 million in the aggregate, or cash at Liberty Global Europe's discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the Court of Appeals' decision in the event that Liberty Global Europe's appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiff's conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear when the Court of Appeals in The Hague will render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28.0 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the District Court's decision to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. That decision has been delivered to the Court of Appeals. The Court of Appeals in

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Amsterdam is currently expected to render its decision with respect to the other defendants during the third quarter of 2011.

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

The Netherlands Regulatory Developments. During 2010, the Dutch National Regulatory Authority (OPTA) began a third round analysis of certain markets to determine if any operator or service provider has “Significant Market Power” within the meaning of certain directives originally promulgated by the European Union (EU) in 2003.  The third round of market analysis was completed in June 2011 when OPTA published its regulatory view on fixed telephony, television, internet access and business network services for the period from 2012 up to and including 2014.  This market analysis included, among other matters, OPTA's draft assessment that, due primarily to an increase in competition, there are no grounds for further regulation of the television market at this time.  The draft assessment is subject to national consultation until mid-August 2011. Shortly before the publication of this draft assessment, the Dutch Parliament adopted two amendments to legislation transposing amendments to EU telecoms rules. The amendments, which have not yet been adopted by the Dutch Senate, focus on facilitation of  the resale of television services. We are of the opinion that these amendments are contrary to EU law.

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom's request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs' board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom's primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom's efforts to suspend approval of these agreements were unsuccessful.  Final judgment in the Council of State annulment cases, which may be joined, has not yet been rendered.  However, the auditor of the Belgian Council of State, who advises the judges, issued an opinion to the Belgian Council of State on May 3, 2011, indicating his belief that no public market consultation was required.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs' analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulates that Telenet is only responsible for damages in excess of €20.0 million ($29.0 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. We do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (BIPT), the Belgian National Regulatory Authority, and the regional regulators for the telecommunications and media sectors published their respective draft decisions reflecting the results of their joint analysis of the retail television market in Belgium.  In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions aimed to impose regulatory obligations on cable operators and Belgacom, the incumbent telecommunications operator.

The regulatory authorities held a public consultation on the proposed measures and published the comments made by various market players. Based on these comments, the regulatory authorities made some changes to the draft decisions. The draft decisions were then notified to the European Commission by the Belgian Conference of Regulators for Electronic Communications (CRC), a body which brings together the BIPT and the regional regulators. On June 20, 2011, the European Commission sent a letter to the CRC criticizing the analysis of the broadcasting markets. The Commission more specifically criticized the fact that the regulators failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The regulatory authorities nevertheless adopted a final decision on July 1, 2011 (the July 2011 Decision) after making some further changes to the text of their initial draft decisions. The July 2011 Decision was notified to Telenet on July 18, 2011. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at ''retail minus'' of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms, and (iii) an obligation to make a resale offer at ''retail minus'' of broadband internet access available to beneficiaries of digital television access obligation that wish to offer bundles to their customers.  A "retail-minus" method would imply a wholesale tariff calculated as the retail price for the offered service, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). The implementation of the July 2011 Decision will take more than 12 months.

For Belgacom, the remedies include (i) an obligation to provide wholesale access to the local loop, (ii) an obligation to provide wholesale internet access at bitstream level and (iii) an obligation to provide wholesale multicast access for distribution of television channels.

Telenet believes that there are serious grounds to challenge the findings of the regulators' television market analysis and the resulting regulatory remedies.  It will therefore lodge an appeal against the July 2011 Decision with the Brussels Court of Appeal. It cannot be excluded, however, that one or more regulatory obligations will be eventually upheld.

The July 2011 Decision aims to, and in its application may, strengthen Telenet's competitors by granting them access to Telenet's network and lowering their costs to offer competing products and services. In addition, any access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet's ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the regulatory authorities and the extent that competitors take advantage of the access ultimately afforded to Telenet's network.

Chilean Antitrust Matter. On December 12, 2006, Liberty Media Corporation (Liberty Media) announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV).  On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) that Liberty Media's acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR's combination with Metrópolis Intercom SA prohibiting VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses through April 2010.  On March 19, 2008, following the closing of Liberty Media's investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone who is chairman of our board of directors and of Liberty Media's board of directors.  In this action, the FNE alleges that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV's satellite operations in Chile, thus violating the condition. The FNE requests the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV.  Although Liberty

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Media no longer owns an interest in DirecTV and Mr. Malone's voting interest in DirecTV has been reduced to less than 5%, the matter is still pending. We do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Other Regulatory Issues. Video distribution, broadband internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other. In addition to the foregoing items, we have contingent liabilities related to (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees, (iv) disputes over programming and copyright fees and (v) other matters arising in the ordinary course of business. We expect that the amounts, if any, which may be required to satisfy these contingencies will not be material in relation to our results of operations or financial position.

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

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization, which we refer to as “UPC DTH.” Beginning in the first quarter of 2011, UPC DTH is reported within the UPC Broadband Division's central and other category. Prior to this change, the UPC DTH operating results were reported within the UPC Broadband Division's Central and Eastern Europe segment.  In addition, certain backbone costs incurred by the UPC Broadband Division were previously included in the operating expenses of the UPC Broadband Division's central and other category. Beginning in the first quarter of 2011, these backbone costs are included within the operating expenses of the applicable UPC Broadband Division operating segment based on usage. Segment information for all periods presented has been restated to reflect the changes described above and to present Unitymedia's arena segment as discontinued operations. We present only the reportable segments of our continuing operations in the tables below.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

We have identified the following consolidated operating segments as our reportable segments:

•UPC Broadband Division:
•Germany
•The Netherlands
•Switzerland
•Other Western Europe
•Central and Eastern Europe

•Telenet (Belgium)

•VTR Group (Chile)

•Austar (Australia)

All of the reportable segments set forth above derive their revenue primarily from broadband communications or DTH services, including video, broadband internet and telephony services. Most segments also provide business-to-business (B2B) services. At June 30, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium and Austar provides DTH services in Australia. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile products through a combination of its own wireless network and MVNO arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment's revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

	Revenue
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
UPC Broadband Division:
Germany	$360.4	$293.9	$695.4	$510.7
The Netherlands	327.7	274.3	637.9	569.8
Switzerland	326.9	250.5	626.6	510.8
Other Western Europe	227.7	194.7	444.3	408.9
Total Western Europe	1,242.7	1,013.4	2,404.2	2,000.2
Central and Eastern Europe	289.0	240.1	554.1	499.3
Central and other	31.5	25.2	61.6	52.3
Total UPC Broadband Division	1,563.2	1,278.7	3,019.9	2,551.8
Telenet (Belgium)	487.8	410.2	942.1	849.3
VTR Group (Chile)	228.6	191.3	442.7	373.3
Austar (Australia)	189.0	156.5	363.4	312.9
Corporate and other	172.9	152.5	326.7	298.5
Intersegment eliminations	(22.9)	(20.4)	(43.9)	(41.3)
Total	$2,618.6	$2,168.8	$5,050.9	$4,344.5

	Operating cash flow
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
UPC Broadband Division:
Germany	$222.1	$169.0	$421.9	$288.7
The Netherlands	194.0	159.1	374.7	327.9
Switzerland	182.1	134.0	348.8	275.5
Other Western Europe	106.4	85.7	206.0	183.7
Total Western Europe	704.6	547.8	1,351.4	1,075.8
Central and Eastern Europe	141.8	123.8	269.1	257.6
Central and other	(35.6)	(32.5)	(69.2)	(59.2)
Total UPC Broadband Division	810.8	639.1	1,551.3	1,274.2
Telenet (Belgium)	254.1	208.7	486.9	431.0
VTR Group (Chile)	86.9	79.9	171.3	150.0
Austar (Australia)	67.2	53.4	127.0	107.5
Corporate and other	5.8	3.8	10.0	(2.8)
Total	$1,224.8	$984.9	$2,346.5	$1,959.9

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
Total segment operating cash flow from continuing operations	$1,224.8	$984.9	$2,346.5	$1,959.9
Stock-based compensation expense	(39.7)	(32.7)	(75.3)	(66.7)
Depreciation and amortization	(649.7)	(590.5)	(1,268.2)	(1,179.5)
Impairment, restructuring and other operating gains (charges), net	(4.6)	(34.6)	105.4	(83.0)
Operating income	530.8	327.1	1,108.4	630.7
Interest expense	(392.9)	(316.0)	(757.1)	(659.2)
Interest and dividend income	16.3	5.2	38.4	18.2
Realized and unrealized gains (losses) on derivative instruments, net	(449.1)	146.8	(462.0)	(363.7)
Foreign currency transaction gains (losses), net	205.4	(758.3)	589.8	(893.4)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(48.9)	(28.9)	(142.5)	23.7
Gains (losses) on debt modifications, extinguishments and conversion, net	(187.1)	(2.8)	(206.4)	0.3
Other expense, net	(1.4)	(1.7)	(5.8)	(1.8)
Earnings (loss) from continuing operations before income taxes	$(326.9)	$(628.6)	$162.8	$(1,245.2)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
Subscription revenue (a):
Video	$1,301.8	$1,084.3	$2,517.5	$2,167.1
Broadband internet	569.2	465.6	1,099.2	946.8
Telephony	320.1	268.2	622.4	539.2
Total subscription revenue	2,191.1	1,818.1	4,239.1	3,653.1
Other revenue (b)	450.4	371.1	855.7	732.7
Intersegment eliminations	(22.9)	(20.4)	(43.9)	(41.3)
Total	$2,618.6	$2,168.8	$5,050.9	$4,344.5
_______________

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

(b)    Other revenue includes non-subscription revenue (including B2B, interconnect, installation, carriage fee and mobile telephony revenue) and programming revenue.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	in millions
Europe:
UPC Broadband Division:
Germany	$360.4	$293.9	$695.4	$510.7
The Netherlands	327.7	274.3	637.9	569.8
Switzerland	326.9	250.5	626.6	510.8
Austria	117.7	107.2	230.8	228.2
Ireland	110.0	87.5	213.5	180.7
Poland	94.2	74.4	182.3	153.9
Hungary	73.7	60.7	138.1	126.2
Czech Republic	66.8	53.8	128.1	111.2
Romania	37.4	36.4	73.1	76.6
Slovakia	16.9	14.8	32.5	31.4
Other (a)	31.5	25.2	61.6	52.3
Total UPC Broadband Division	1,563.2	1,278.7	3,019.9	2,551.8
Belgium	487.8	410.2	942.1	849.3
Chellomedia:
Poland	36.0	29.1	62.8	54.6
The Netherlands	28.4	29.1	56.1	59.3
Spain	18.7	17.0	36.5	29.6
Hungary	21.6	11.2	34.2	24.5
Other (b)	32.5	30.4	66.5	60.2
Total Chellomedia	137.2	116.8	256.1	228.2
Intersegment eliminations	(22.9)	(20.4)	(43.9)	(41.3)
Total Europe	2,165.3	1,785.3	4,174.2	3,588.0
The Americas:
Chile	228.6	191.3	442.7	373.3
Other (c)	35.7	35.7	70.6	70.3
Total — The Americas	264.3	227.0	513.3	443.6
Australia	189.0	156.5	363.4	312.9
Total	$2,618.6	$2,168.8	$5,050.9	$4,344.5
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia's other geographic segments are located primarily in the Czech Republic, the United Kingdom, Portugal, Romania and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and video programming services in Argentina.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2011
(unaudited)

(15)    Subsequent Events

Extension of UPC Broadband Holding Bank Facility. On July 26, 2011, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AA Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AA Accession Agreement, certain Facility L and Facility Q lenders (the UPC Rolling Lenders) agreed to roll all or part of their existing Facility L and Facility Q commitments into a new re-drawable term loan facility (Facility AA) in an aggregate principal amount of €413.7 million ($599.8 million at the transaction date). The UPC Rolling Lenders novated their existing Facility L and Facility Q commitments to UPC Broadband Operations B.V. (UPC Operations), a direct subsidiary of UPC Broadband Holding, and entered into the new Facility AA. UPC Operations, the initial lender under the Additional Facility AA Accession Agreement, novated its Facility AA commitment to the UPC Rolling Lenders.  The final maturity date for Facility AA is July 31, 2016.  A commitment fee of 1.30% per year of the undrawn uncancelled portion of the total Facility AA commitment is payable quarterly in arrears.  Facility AA bears interest at a rate of EURIBOR plus 3.25%.  Facility AA may be increased in the future by entering into one or more additional facility accession agreements.

On August 2, 2011, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AA2 Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility AA2 Accession Agreement, the existing Facility AA was increased by certain lenders (the Facility AA2 Lenders) in an aggregate principal amount of €290.3 million ($421.2 million) (Facility AA2). UPC Operations was the initial lender under the Additional Facility AA2 Accession Agreement and novated its Facility AA2 commitment to the Facility AA2 Lenders.  The terms of Facility AA2 are substantially the same as those of Facility AA. In connection with the execution of the Additional Facility AA2 Accession Agreement, one lender novated €33.2 million ($48.2 million) of its drawn Facility M and $30.0 million of its drawn Facility N commitments under the UPC Broadband Holding Bank Facility to UPC Operations. In addition, one lender novated €3.6 million ($5.2 million) of its drawn Facility M commitment to UPC Operations.

Extension of Telenet Bank Facility. On July 20, 2011, Telenet entered into two new additional facility accession agreements, the Telenet Additional Facility Q Accession Agreement and the Telenet Additional Facility R Accession Agreement, under the Telenet Credit Facility. Pursuant to the Telenet Additional Facility Q Accession Agreement and the Telenet Additional Facility R Accession Agreement, certain existing Telenet Facility G lenders (the Telenet Rolling Lenders) agreed to roll all or part of their existing Telenet Facility G commitments into either the new Telenet Facility Q or new Telenet Facility R. Telenet Facility Q is a term loan facility in an aggregate principal amount of €431.0 million ($612.1 million at the transaction date) and Telenet Facility R is a term loan facility in an aggregate principal amount of €798.6 million ($1,134.2 million at the transaction date). The Telenet Rolling Lenders novated their existing Telenet Facility G commitments to Telenet Luxembourg Finance Center S.à.r.l. (Telenet Luxembourg), and entered into the new Telenet Facilities Q and R. Telenet Luxembourg, the initial lender under the Telenet Additional Facility Q Accession Agreement and the Telenet Additional Facility R Accession Agreement, novated its Telenet Facilities Q and R commitments to the Telenet Rolling Lenders. The final maturity date for Telenet Facilities Q and R is July 31, 2017 and July 31, 2019, respectively. Telenet Facility Q bears interest at a rate of EURIBOR plus 3.25% and Telenet Facility R bears interest at a rate of EURIBOR plus 3.625%. Telenet Facilities Q and R may be increased in the future by entering into one or more additional facility accession agreements. Subsequent to the completion of the above transactions, Telenet used €400.1 million ($575.4 million at the transaction date) of its cash and cash equivalent balances to repay in full the remaining amounts outstanding under Telenet Facilities G and J.

On July 29, 2011, Telenet entered into a new additional facility accession agreement (the Additional Facility S Accession Agreement) under the Telenet Credit Facility.  Pursuant to the Additional Facility S Accession Agreement, certain lenders agreed to provide a revolving credit facility in an aggregate principal amount of €158.0 million ($227.2 million at the transaction date) (Facility S). In connection with the Additional Facility S Accession Agreement, Telenet's existing €175.0 million ($251.7 million at the transaction date) revolving credit facility was canceled.  The final maturity date for Facility S is December 31, 2016.  Facility S bears interest at a rate of EURIBOR plus 2.75%. A commitment fee of 1.10% per year of the undrawn uncancelled portion of the total Facility S commitment is payable quarterly in arrears.  Facility S may be increased in the future by entering into one or more additional facility accession agreements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCE CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2010 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2011 and 2010.

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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2011.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2010 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate;

•	competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of existing service offerings, including our digital video, broadband internet and telephony services;

•	consumer acceptance of new technology, programming alternatives and broadband services that we may offer;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet and telephony services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors such as is currently being proposed in Belgium;

•
the ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, as well as our ability to satisfy conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•	our ability to successfully negotiate rate increases where applicable;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and recognize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	the outcome of any pending or threatened litigation;

•	any further consolidation of the foreign broadband distribution industry;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, natural disasters, pandemics and other similar events.

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

Overview

We are an international provider of video, broadband internet and telephony services with consolidated broadband communications and/or DTH operations at June 30, 2011 in 14 countries, primarily in Europe, Chile and Australia. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to as the UPC Broadband Division. UPC Holding's broadband communications operations in Chile are provided through VTR. Through Telenet, we provide broadband communications services in Belgium. Through Austar, we provide DTH services in Australia. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors. We currently offer ultra high-speed internet services in all of our cable markets with download speeds ranging up to 128 Mbps. We expect to continue to expand the availability of ultra high-speed internet services throughout our European broadband communications markets.

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In Belgium, we also offer mobile telephony services using third-party networks.

As further described in note 2 to our condensed consolidated financial statements, we have completed a number of transactions that impact the comparability of our 2011 and 2010 results of operations. The most significant of these transactions was the Unitymedia Acquisition on January 28, 2010. We also completed a number of less significant acquisitions in Europe during 2010 and the first half of 2011. In addition, we closed down the DTH operations of Unitymedia's arena segment effective September 30, 2010 and we sold the J:COM Disposal Group on February 18, 2010. As further discussed in note 2 to our condensed consolidated financial statements, our condensed consolidated statements of operations and cash flows have been reclassified to present Unitymedia's arena segment and the J:COM Disposal Group as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

On July 11, 2011, we and Austar entered into agreements with FOXTEL pursuant to which FOXTEL would acquire 100% of Austar's ordinary shares through a series of transactions, one of which involves the Austar NCI Acquisition, whereby we would temporarily acquire the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders. For further information, see note 2 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2011, we owned and operated networks that passed 31,390,300 homes and served 28,337,400 revenue generating units (RGUs), consisting of 16,633,300 video subscribers, 6,774,800 broadband internet subscribers and 4,929,300 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 314,500 and 567,900 RGUs during the three and six months ended June 30, 2011, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 234,600 and 485,800 RGUs on an organic basis during the three and six months ended June 30, 2011, as compared to 168,800 and 373,000 RGUs that were added on an organic basis during the corresponding periods in 2010. The organic RGU growth during the 2011 periods is attributable to the growth of our (i) digital cable services, which added 215,700 and 504,400 RGUs, respectively, (ii) broadband internet services, which added 153,500 and 343,200 RGUs, respectively, (iii) telephony services, which added 156,000 and 310,900 RGUs, respectively, and (iv) DTH video services, which added 17,700 and 24,700 RGUs, respectively. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by a decline in our analog cable RGUs of 305,200 and 691,800, respectively, and less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in subscription and overall revenue in Romania, Austria, Hungary and the Czech Republic during the second quarter of 2011, as compared to the second quarter of 2010;

(ii)
organic declines in subscription revenue from (a) video services in Romania and the Czech Republic, (b) broadband internet services in Austria and Romania and (c) telephony services in Chile and Switzerland during the second quarter of 2011, as compared to the second quarter of 2010;

(iii)
organic declines in video RGUs in most of our markets during the second quarter of 2011, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(iv)	an organic decline in total RGUs in the Czech Republic during the second quarter of 2011;

(v)
organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the second quarter of 2011, as compared to the second quarter of 2010; and

(vi)	organic declines in overall ARPU in Austria, Hungary, the Czech Republic and Romania during the second quarter of 2011, as compared to the second quarter of 2010.

In addition to competition, our operations are also subject to economic, political and regulatory risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries, including Ireland, could lead to austerity measures, currency instability, disruptions in the credit and equity markets and other outcomes that might adversely impact our company.

On February 27, 2010, certain areas served by the VTR Group's broadband distribution network in Chile experienced a significant earthquake.  This earthquake and the related tsunami destroyed or otherwise adversely impacted an estimated 24,000 homes passed by the VTR Group's broadband communications network, resulting in the loss of an estimated 15,500 RGUs.  With the exception of destroyed homes, service has been restored to substantially all of the homes within the VTR Group's network footprint.  During the first quarter of 2010, the VTR Group experienced an estimated loss of revenue of $4.3 million due to destroyed homes, temporary service outages and the VTR Group's allowance of free telephone usage during the weeks following the earthquake. In addition, the earthquake led to (i) an estimated $0.9 million increase in certain operating and selling, general and administrative expenses and (ii) other adverse impacts on the VTR Group's results of operations that are less quantifiable. Although the direct financial impacts of the earthquake adversely affected the VTR Group's results of operations during the first quarter of 2010, the VTR Group's operations in subsequent periods have not been materially impacted by the earthquake.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks and to upgrade our networks to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory or economic developments could cause us to decide to undertake previously unplanned upgrades of our broadband communications networks in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Material Changes in Financial Condition - Condensed Consolidated Cash Flow Statements below.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2011 and 2010 is affected by acquisitions. In the following discussion, we quantify the impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity's operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the six months ended June 30, 2011 was to the euro as 56.8% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment's revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Austar, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group, Austar and other less significant majority-owned subsidiaries are reflected in net earnings attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications or DTH services, including video, broadband internet and telephony services. Most segments also provide B2B services. At June 30, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium and Austar provides DTH services in Australia. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile products through a combination of its own wireless network and MVNO arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) video programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2011 and 2010 at the end of this section.

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

The rates charged for certain video services offered by our broadband communications operations in Europe and Chile are subject to rate regulation.  Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning potential adverse regulatory developments in Belgium, see note 13 to our condensed consolidated financial statements.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value added tax rates have increased (i) during 2010, in Romania and, to a lesser extent, in the Czech Republic, and (ii) effective January 1, 2011, in Switzerland, Poland and Slovakia. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax that is applicable to our broadband communications operations in Hungary.  The new Hungarian tax law is currently scheduled to expire at the end of 2012. It is not yet clear whether the new Hungarian tax is compliant with EU regulations and on March 14, 2011, the EU Commission initiated an infringement procedure against this tax. The outcome of the infringement procedure is uncertain.

 Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$360.4	$293.9	$66.5	22.6	8.4
The Netherlands	327.7	274.3	53.4	19.5	5.6
Switzerland	326.9	250.5	76.4	30.5	2.4
Other Western Europe	227.7	194.7	33.0	16.9	3.3
Total Western Europe	1,242.7	1,013.4	229.3	22.6	5.2
Central and Eastern Europe	289.0	240.1	48.9	20.4	0.8
Central and other	31.5	25.2	6.3	25.0	12.8
Total UPC Broadband Division	1,563.2	1,278.7	284.5	22.2	4.5
Telenet (Belgium)	487.8	410.2	77.6	18.9	4.6
VTR Group (Chile)	228.6	191.3	37.3	19.5	5.6
Austar (Australia)	189.0	156.5	32.5	20.8	0.2
Corporate and other	172.9	152.5	20.4	13.4	3.0
Intersegment eliminations	(22.9)	(20.4)	(2.5)	(12.3)	0.6
Total	$2,618.6	$2,168.8	$449.8	20.7	4.2

	Six months ended June 30,		Increase (decrease)		Organic increase
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$695.4	$510.7	$184.7	36.2	9.6
The Netherlands	637.9	569.8	68.1	12.0	5.9
Switzerland	626.6	510.8	115.8	22.7	2.5
Other Western Europe	444.3	408.9	35.4	8.7	2.8
Total Western Europe	2,404.2	2,000.2	404.0	20.2	5.4
Central and Eastern Europe	554.1	499.3	54.8	11.0	1.3
Central and other	61.6	52.3	9.3	17.8	12.1
Total UPC Broadband Division	3,019.9	2,551.8	468.1	18.3	4.7
Telenet (Belgium)	942.1	849.3	92.8	10.9	4.4
VTR Group (Chile)	442.7	373.3	69.4	18.6	7.3
Austar (Australia)	363.4	312.9	50.5	16.1	0.2
Corporate and other	326.7	298.5	28.2	9.4	1.7
Intersegment eliminations	(43.9)	(41.3)	(2.6)	(6.3)	—
Total	$5,050.9	$4,344.5	$706.4	16.3	4.4

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our broadband communications markets. For a description of the more notable impacts of this competition on our broadband communications markets, see Overview above.

Germany. The increases in Germany's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $24.6 million or 8.4% and $48.8 million or 9.6%, respectively, and (ii) the impact of the Unitymedia Acquisition and FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase due to change in:
Average number of RGUs (c)	$16.7	$—	$16.7	$33.2	$—	$33.2
ARPU (d)	4.5	—	4.5	7.4	—	7.4
Increase in non-subscription revenue (e)	—	3.4	3.4	—	8.2	8.2
Organic increase	21.2	3.4	24.6	40.6	8.2	48.8
Impact of the Unitymedia Acquisition	—	—	—	83.1	6.3	89.4
Impact of FX	36.9	5.0	41.9	36.3	10.2	46.5
Total	$58.1	$8.4	$66.5	$160.0	$24.7	$184.7
_______________

(a)
Germany's subscription revenue includes revenue from multi-year bulk agreements with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic analog signals from Unitymedia at volume-based discounts, provide access to nearly two-thirds of Germany's analog cable subscribers. The 20 largest of these agreements accounted for approximately 9% of Germany's total revenue (including amounts billed directly by Germany to the building occupants for premium cable, broadband internet and telephony services) during the three months ended June 30, 2011.  No assurance can be given that Germany's bulk agreements will be renewed or extended on financially equivalent terms or at all.

(b)
Germany's non-subscription revenue includes fees received for the carriage of channels on Germany's analog and digital cable services. These fees, which represented approximately 8% of Germany's total revenue during the three months ended June 30, 2011, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2011 through 2014. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

(c)
The increases in subscription revenue related to changes in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of broadband internet, telephony and digital cable RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in Germany's average number of analog cable RGUs led to declines in the average numbers of total video RGUs in Germany during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

(d)
The increases in subscription revenue related to changes in ARPU are primarily attributable to improvements in Germany's RGU mix, attributable to higher proportions of telephony, digital cable and broadband internet RGUs, that were only partially offset by net decreases resulting primarily from the following factors: (i) lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements, (ii) lower ARPU due to the impacts of free bundled services provided to new subscribers during promotional periods, (iii) higher ARPU from digital cable products and services, including the impacts of a May 2010 price increase for certain digital video services, (iv) higher ARPU from increases in broadband internet revenue from value-added services and increases in the proportions of customers selecting higher-priced tiers of broadband internet services and (v) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans.

(e)	The increases in Germany's non-subscription revenue are primarily attributable to increases in interconnect revenue and installation revenue.

The Netherlands. The increases in the Netherland's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $15.4 million or 5.6% and $33.9 million or 5.9%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase due to change in:
Average number of RGUs (a)	$9.2	$—	$9.2	$20.6	$—	$20.6
ARPU (b)	5.3	—	5.3	9.8	—	9.8
Increase in non-subscription revenue (c)	—	0.9	0.9	—	3.5	3.5
Organic increase	14.5	0.9	15.4	30.4	3.5	33.9
Impact of FX	34.4	3.6	38.0	30.9	3.3	34.2
Total	$48.9	$4.5	$53.4	$61.3	$6.8	$68.1
_______________

(a)
The increases in subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average numbers of digital cable, telephony and broadband internet RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in the Netherlands' average number of analog cable RGUs led to declines in the average numbers of total video RGUs in the Netherlands during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010.

(b)
The increases in subscription revenue related to changes in ARPU are primarily due to improvements in the Netherlands' RGU mix, attributable to higher proportions of digital cable, telephony and broadband internet RGUs, that were only partially offset by net decreases resulting primarily from the following factors: (i) lower ARPU due to increases in the proportions of customers selecting lower-priced tiers of broadband internet services, (ii) higher ARPU due to January 2011 price increases for certain video, broadband internet and telephony services and (iii) lower ARPU due to decreases in telephony call volumes, including the impact of customers moving from usage-based to fixed-rate calling plans.

(c)	The increases in the Netherlands' non-subscription revenue are largely attributable to increases in B2B revenue, due primarily to growth in B2B telephony and broadband internet services.

Switzerland. The increases in Switzerland's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $6.0 million or 2.4% and $12.7 million or 2.5%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase due to change in:
Average number of RGUs (a)	$1.9	$—	$1.9	$3.7	$—	$3.7
ARPU (b)	2.9	—	2.9	5.3	—	5.3
Increase in non-subscription revenue (c)	—	1.2	1.2	—	3.7	3.7
Organic increase	4.8	1.2	6.0	9.0	3.7	12.7
Impact of FX	58.6	11.8	70.4	86.4	16.7	103.1
Total	$63.4	$13.0	$76.4	$95.4	$20.4	$115.8
_______________

(a)
The increases in subscription revenue related to changes in Switzerland's average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by decreases in the average numbers of analog cable RGUs. The declines in the average numbers of Switzerland's analog cable RGUs led to declines in the average numbers of total video RGUs in Switzerland during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

(b)
The increases in subscription revenue related to changes in ARPU are primarily due to improvements in Switzerland's RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that were only partially offset by net decreases resulting primarily from the following factors: (i) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans, (ii) higher ARPU due to price increases implemented in January 2011 and the second half of 2010 for certain analog and digital cable services and (iii) lower ARPU from increases in the proportions of customers selecting lower-priced tiers of broadband internet services.

(c)
The increases in Switzerland's non-subscription revenue are primarily attributable to the net impact of (i) increases in installation revenue, (ii) higher revenue from the sale of customer premises equipment and (iii) during the six-month period, a decline in B2B revenue. The higher revenue from customer premises equipment sales is due largely to the second quarter 2010 introduction of “digicards,” which enable customers with “common interface plus” enabled televisions who subscribe to, or otherwise have purchased access to, our digital cable service, to view our digital cable service without a set-top box. The decline in B2B revenue during the six-month period is due primarily to lower revenue from construction and equipment sales that was only partially offset by modest growth in B2B broadband internet and telephony services.

Other Western Europe. The increases in Other Western Europe's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $6.5 million or 3.3% and $11.5 million or 2.8%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) due to change in:
Average number of RGUs (a)	$11.2	$—	$11.2	$22.7	$—	$22.7
ARPU (b)	(4.9)	—	(4.9)	(8.7)	—	(8.7)
Increase (decrease) in non-subscription revenue (c)	—	0.2	0.2	—	(2.5)	(2.5)
Organic increase (decrease)	6.3	0.2	6.5	14.0	(2.5)	11.5
Impact of FX	22.7	3.8	26.5	20.6	3.3	23.9
Total	$29.0	$4.0	$33.0	$34.6	$0.8	$35.4
_______________

(a)
The increases in subscription revenue related to changes in the average numbers of RGUs, which include increases in both Austria and Ireland, are attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, Ireland's MMDS RGUs. The negative impact of lower average numbers of analog cable and MMDS RGUs led to declines in the average numbers of total video RGUs in Other Western Europe during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

(b)
The decreases in subscription revenue related to changes in ARPU are attributable to decreases in ARPU in Austria that were only partially offset by increases in ARPU in Ireland. The decreases in Austria's overall ARPU are primarily due to the net impacts of the following factors: (i) lower ARPU due to higher proportions of customers selecting lower-priced tiers of broadband internet services and (ii) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans and higher proportions of customers selecting such usage-based calling plans. The increases in Ireland's overall ARPU are primarily due to improvements in Ireland's RGU mix, primarily attributable to higher proportions of broadband internet RGUs. Changes in Austria's product mix and Ireland's individual product ARPUs did not significantly impact Other Western Europe's overall ARPU during the comparative periods.

(c)
The changes in Other Western Europe's non-subscription revenue are due primarily to (i) during the six-month period, a decrease in B2B revenue and (ii) individually insignificant changes in other non-subscription revenue categories. The decrease in B2B revenue during the six-month period is primarily attributable to the net effect of (i) a decrease resulting from the impact of a first quarter 2010 favorable settlement with the incumbent telecommunications operator in Austria and (ii) growth in Ireland's B2B broadband internet services.

Central and Eastern Europe. The increases in Central and Eastern Europe's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $1.8 million or 0.8% and $6.5 million or 1.3%, respectively, and (ii) the impact of acquisitions and FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) due to change in:
Average number of RGUs (a)	$4.7	$—	$4.7	$10.0	$—	$10.0
ARPU (b)	(4.1)	—	(4.1)	(7.4)	—	(7.4)
Increase in non-subscription revenue (c)	—	1.2	1.2	—	3.9	3.9
Organic increase	0.6	1.2	1.8	2.6	3.9	6.5
Impact of acquisitions	3.7	3.6	7.3	3.9	5.0	8.9
Impact of FX	35.6	4.2	39.8	35.7	3.7	39.4
Total	$39.9	$9.0	$48.9	$42.2	$12.6	$54.8
_______________

(a)
The increases in subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average numbers of digital cable, broadband internet and telephony RGUs and (ii) declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in each country other than Poland within our Central and Eastern Europe segment during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

(b)
The decreases in subscription revenue related to changes in ARPU are primarily due to the net impacts of the following factors: (i) lower ARPU due to increases in the proportions of analog and digital cable subscribers selecting lower-priced tiers of service, (ii) lower ARPU due to increases in the proportions of broadband internet and telephony subscribers selecting lower-priced tiers of services and (iii) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans. The impacts of these negative factors were partially offset by improvements in Central and Eastern Europe's RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The increases in non-subscription revenue in our Central and Eastern Europe segment are primarily attributable to increases in B2B revenue, largely driven by growth in B2B broadband internet services in Poland and Hungary and B2B telephony services in Hungary.

Although competition is a factor throughout Central and Eastern Europe, we are experiencing particularly intense competition in Romania.  In Romania, competition contributed to organic declines in (i) total RGUs during the first half of 2011 and (ii) subscription and total revenue during the three and six months ended June 30, 2011, each as compared to the corresponding periods in 2010. Additionally, in Hungary, Poland and Slovakia, our competitors include other cable operators that have overbuilt or plan to overbuild significant portions of our broadband communications network. We expect that we will continue to experience significant competition in future periods in our Central and Eastern Europe segment.

Telenet (Belgium). The increases in Telenet's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $18.7 million or 4.6% and $37.7 million or 4.4%, respectively, and (ii) the impact of an acquisition and FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (a)	Total	Subscription revenue (a)	Non-subscription revenue (a)	Total
	in millions
Increase due to change in:
Average number of RGUs (b)	$7.9	$—	$7.9	$17.6	$—	$17.6
ARPU (c)	6.1	—	6.1	9.8	—	9.8
Increase in non-subscription revenue (d)	—	4.7	4.7	—	10.3	10.3
Organic increase	14.0	4.7	18.7	27.4	10.3	37.7
Impact of acquisition	—	2.3	2.3	—	4.1	4.1
Impact of FX	46.6	10.0	56.6	42.2	8.8	51.0
Total	$60.6	$17.0	$77.6	$69.6	$23.2	$92.8
_______________

(a)
The organic increases in Telenet's subscription and non-subscription revenue are net of decreases of $1.9 million and $0.9 million, respectively, for the three-month period and $3.6 million and $1.9 million, respectively, for the six-month period, that resulted from a change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective in January 2011.  As a result of this legislative action, Telenet now acts as an agent, as opposed to a principal, in these transactions.

(b)
The increases in subscription revenue related to changes in the average number of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010.

(c)
The increases in subscription revenue related to changes in ARPU are primarily due to improvements in Telenet's RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that were only partially offset by net decreases resulting primarily from the following factors: (i) lower ARPU due to increases in the proportions of customers selecting lower-priced tiers of broadband internet services, (ii) lower ARPU due to decreases in telephony call volumes for customers on usage-based plans and (iii) higher ARPU due to February 2010 price increases for certain analog and digital cable services.

(d)
The increases in Telenet's non-subscription revenue are due primarily to (i) increases in mobile telephony revenue of $5.7 million and $12.9 million, respectively, (ii) increases in revenue from B2B services and (iii) increases in interconnect revenue, as higher interconnect revenue associated with growth in mobile and fixed telephony services more than offset lower revenue associated with declines in mobile termination rates. These increases were partially offset by (i) decreases in installation revenue, primarily attributable to lower numbers of RGU additions and increased discounting and (ii) lower revenue from contract termination billings.

Based on the most recent tariff regulations, mobile termination rates in Belgium will continue to decline significantly through January 2013.  The associated declines in Telenet's revenue are expected to be largely offset by corresponding decreases in Telenet's interconnect expenses.

For information concerning the potential adverse impacts on ARPU and revenue from video and broadband internet services as a result of regulatory developments in Belgium, see note 13 to our condensed consolidated financial statements.

VTR Group (Chile). As further described in Overview above, the direct financial impacts of the February 27, 2010 earthquake in Chile adversely impacted the VTR Group's revenue, RGU base and ARPU during the first quarter of 2010. The increases in the VTR Group's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $10.6 million or 5.6% and $27.3 million or 7.3%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase due to change in:
Average number of RGUs (a)	$7.0	$—	$7.0	$11.5	$—	$11.5
ARPU (b)	2.3	—	2.3	13.0	—	13.0
Increase in non-subscription revenue (c)	—	1.3	1.3	—	2.8	2.8
Organic increase	9.3	1.3	10.6	24.5	2.8	27.3
Impact of FX	24.1	2.6	26.7	38.3	3.8	42.1
Total	$33.4	$3.9	$37.3	$62.8	$6.6	$69.4
_______________

(a)
The increases in subscription revenue related to changes in the average number of RGUs are primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in subscription revenue related to changes in ARPU are primarily due to (i) the net impacts of the following factors: (a) higher ARPU from digital cable products and services, (b) lower ARPU due to increases in the proportions of customers selecting lower-priced tiers of broadband internet services, (c) during the six-month period, higher ARPU resulting from the impact of credits provided to customers in the weeks following the earthquake during the first quarter of 2010 and (d) higher ARPU due to inflation and other price adjustments and (ii) improvements in the VTR Group's RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs.

(c)	The increases in the VTR Group's non-subscription revenue are primarily attributable to the net impact of higher advertising revenue and lower interconnect revenue.

Austar (Australia). The increases in Austar's revenue during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, include (i) organic increases of $0.3 million or 0.2% and $0.6 million or 0.2%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) due to change in:
Average number of RGUs	$2.8	$—	$2.8	$6.6	$—	$6.6
ARPU (a)	0.1	—	0.1	(2.1)	—	(2.1)
Decrease in non-subscription revenue (b)	—	(2.6)	(2.6)	—	(3.9)	(3.9)
Organic increase (decrease)	2.9	(2.6)	0.3	4.5	(3.9)	0.6
Impact of FX	30.1	2.1	32.2	46.5	3.4	49.9
Total	$33.0	$(0.5)	$32.5	$51.0	$(0.5)	$50.5
_______________

(a)
The changes in subscription revenue related to changes in ARPU are primarily attributable to the net impact of the following factors: (i) a March 2011 price increase for certain DTH video services, (ii) higher penetration of premium services, such as digital video recorders, (iii) increases in promotional discounts and (iv) during the six-month period, credits offered to customers affected by natural disasters in the first quarter of 2011.

(b)
The decreases in Austar's non-subscription revenue are primarily attributable to the March 2011 sale of Austar's mobile telephony operation and, during the three month period, lower installation revenue.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$74.7	$68.5	$6.2	9.1	4.2
The Netherlands	96.9	82.2	14.7	17.9	(3.0)
Switzerland	96.6	79.1	17.5	22.1	(4.1)
Other Western Europe	89.2	77.9	11.3	14.5	1.5
Total Western Europe	357.4	307.7	49.7	16.2	(0.2)
Central and Eastern Europe	111.3	86.5	24.8	28.7	7.1
Central and other	26.8	25.0	1.8	7.2	(7.3)
Total UPC Broadband Division	495.5	419.2	76.3	18.2	0.9
Telenet (Belgium)	170.3	144.3	26.0	18.0	3.0
VTR Group (Chile)	98.5	79.6	18.9	23.7	9.3
Austar (Australia)	93.3	79.2	14.1	17.8	(2.3)
Corporate and other	108.8	95.0	13.8	14.5	3.3
Intersegment eliminations	(22.3)	(20.1)	(2.2)	(10.9)	2.5
Total operating expenses excluding stock-based compensation expense	944.1	797.2	146.9	18.4	2.2
Stock-based compensation expense	5.3	3.2	2.1	65.6
Total	$949.4	$800.4	$149.0	18.6

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$150.8	$126.5	$24.3	19.2	4.9
The Netherlands	192.9	174.3	18.6	10.7	(5.8)
Switzerland	185.4	157.8	27.6	17.5	(1.9)
Other Western Europe	175.9	162.8	13.1	8.0	2.3
Total Western Europe	705.0	621.4	83.6	13.5	0.3
Central and Eastern Europe	217.0	180.3	36.7	20.4	9.7
Central and other	53.2	50.1	3.1	6.2	0.1
Total UPC Broadband Division	975.2	851.8	123.4	14.5	2.3
Telenet (Belgium)	330.4	299.9	30.5	10.2	3.2
VTR Group (Chile)	188.6	159.9	28.7	17.9	6.8
Austar (Australia)	183.3	161.2	22.1	13.7	(1.8)
Corporate and other	207.3	189.6	17.7	9.3	1.8
Intersegment eliminations	(43.3)	(41.0)	(2.3)	(5.6)	0.6
Total operating expenses excluding stock-based compensation expense	1,841.5	1,621.4	220.1	13.6	2.5
Stock-based compensation expense	10.1	5.5	4.6	83.6
Total	$1,851.6	$1,626.9	$224.7	13.8

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under the Discussion and

Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of the expansion of service offerings and the potential for price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division's operating expenses (exclusive of stock-based compensation expense) increased $76.3 million or 18.2% and $123.4 million or 14.5% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $3.6 million and $27.3 million, respectively, attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's operating expenses increased $3.6 million or 0.9% and $19.4 million or 2.3%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $7.1 million or 6.6% and $14.8 million or 6.8%, respectively, due primarily to growth in digital video services, predominantly in the Netherlands and to a lesser degree Poland, Ireland, and Switzerland. In Germany, programming and related costs remained relatively unchanged during the 2011 and 2010 periods, as increases in programming costs related to growth in digital cable services were largely offset by lower copyright fees, due primarily to more favorable rates;

•
Increases of $4.0 million and $7.7 million, respectively, that represent the impact of a new revenue-based tax that was imposed in Hungary during the fourth quarter of 2010, as described under Discussion and Analysis of our Reportable Segments - General above;

•
Decreases in interconnect and access costs of $4.0 million or 8.1% and $6.6 million or 6.6%, respectively, due primarily to lower rates in Switzerland and to a lesser extent, the Netherlands. A net decrease associated with (i) lower call volumes, primarily in Switzerland and Austria, and (ii) subscriber growth also contributed to the decrease;

•
An increase during the six-month period in bad debt and collection expenses of $4.1 million, as increases in the Czech Republic and the Netherlands were only partially offset by decreases in Germany, where collection experience has improved, and other markets. Bad debt and collection expenses remained relatively unchanged during the three-month period;

•
Decreases of $2.0 million or 35.6% and $3.2 million or 28.3% at UPC DTH due to lower satellite costs resulting from (i) lower costs due to certain expenses incurred in the 2010 periods related to UPC DTH's migration to a new satellite and (ii) lower transponder rates;

•
An increase during the three-month period of $3.0 million associated with an adjustment recorded during the second quarter of 2010 to conform certain capitalization policies of Unitymedia to our policies for the period from the January 28, 2010 acquisition date through March 31, 2010. These policies generally relate to the capitalization of costs incurred to replace portions of the network, which costs were previously expensed by Unitymedia as incurred; and

•
An increase (decrease) in network related expenses of ($4.2 million) or (7.4%) and $0.9 million or 0.8%, respectively, due primarily to the net effect of (i) increased encryption costs, due largely to increased numbers of installed digital cable set-top boxes, (ii) lower electricity costs in Germany and, to a lesser extent, the Czech Republic, with the lower costs in Germany due in part to the release of an accrual following the second quarter 2011 settlement of an operational contingency, (iii) higher costs associated with the refurbishment of customer premises equipment, mainly in UPC DTH, Hungary and Romania, (iv) higher duct and pole rental costs due to increased rates in the Czech Republic and Romania and (v) net decreases resulting from individually insignificant changes in other categories of network related expenses.

Telenet (Belgium). Telenet's operating expenses (exclusive of stock-based compensation expense) increased $26.0 million or 18.0% and $30.5 million or 10.2% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $1.8 million and $3.1 million, respectively, attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Telenet's operating expenses increased $4.3 million or 3.0% and $9.7 million or 3.2%, respectively. These increases include the following factors:

•
Increases in network related expenses of $4.0 million or 18.9% and $9.9 million or 22.8%, respectively, due largely to DTT network costs that Telenet began incurring during the fourth quarter of 2010 pursuant an agreement that provides

Telenet with the right to use a specified DTT network through June 2024;

•
Increases in personnel costs of $4.0 million or 17.4% and $7.6 million or 15.8%, respectively, due largely to increased staffing levels and annual wage increases. The increase in staffing levels is largely due to (i) increased network operations activities and (ii) the insourcing of certain customer care functions;

•
Increases in programming and related costs of $3.1 million or 8.0% and $6.9 million or 8.5%, respectively, due primarily to growth in digital cable services. As a result of Telenet's acquisition of the rights to broadcast certain Belgium football (soccer) matches over the next three years, we anticipate that, beginning with the third quarter of 2011, Telenet will experience significant increases in its programming costs, including an increase during the last half of 2011 that we estimate will range from €16 million ($23 million) to €18 million ($26 million);

•	Decreases in bad debt and collection expenses of $1.8 million and $5.1 million, respectively, the majority of which results from lower revenue from contract termination billings;

•
Decreases in interconnect costs of $3.6 million or 16.5% and $3.8 million or 9.0%, respectively, due to decreases associated with (i) the previously-discussed reduction in mobile termination rates and (ii) the previously-discussed change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective in January 2011. These decreases were partially offset by increases associated with (i) subscriber growth and (ii) increased mobile calling volumes; and

•
Decreases of $3.2 million and $6.6 million, respectively, in outsourced labor and customer premises equipment costs incurred in connection with the installation of certain wireless routers that were sold to customers during the 2010 periods.  In January 2011, Telenet ceased the practice of selling wireless routers to its customers and began installing modems with built-in wireless routers, the ownership of which is retained by Telenet.

VTR Group (Chile). The VTR Group's operating expenses (exclusive of stock-based compensation expense) increased $18.9 million or 23.7% and $28.7 million or 17.9% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, the VTR Group's operating expenses increased $7.4 million or 9.3% and $10.9 million or 6.8%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $2.3 million or 8.7% and $3.2 million or 6.1%, respectively, as increases associated with growth in digital cable services were only partially offset by decreases associated with foreign currency exchange rate fluctuations with respect to the VTR Group's U.S. dollar denominated programming contracts. A significant portion of the VTR Group's programming costs are denominated in U.S dollars;

•
Increases in outsourced labor of $1.3 million or 23.5% and $2.7 million or 25.1%, respectively, due primarily to (i) higher numbers of service calls and (ii) increased call center costs due to efforts to improve service levels;

•	Increases in facilities expenses of $1.4 million and $1.7 million, respectively, due largely to higher site and tower rental costs in connection with VTR Wireless' mobile initiative; and

•
Increases in personnel costs of $1.3 million or 11.2% and $1.7 million or 7.2%, respectively, primarily attributable to (i) higher staffing levels, mostly related to VTR Wireless' mobile initiative, and (ii) higher bonus costs.

Austar (Australia). Austar's operating expenses (exclusive of stock-based compensation expense) increased $14.1 million or 17.8% and $22.1 million or 13.7% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, Austar's operating expenses decreased $1.9 million or 2.3% and $2.9 million or 1.8%, respectively. These decreases are primarily attributable to (i) lower mobile costs of $1.6 million and $2.5 million, respectively, as a result of the March 2011 sale of Austar's mobile telephony business.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$63.6	$56.4	$7.2	12.8	0.2
The Netherlands	36.8	33.0	3.8	11.5	(1.5)
Switzerland	48.2	37.4	10.8	28.9	1.7
Other Western Europe	32.1	31.1	1.0	3.2	(8.2)
Total Western Europe	180.7	157.9	22.8	14.4	(1.5)
Central and Eastern Europe	35.9	29.8	6.1	20.5	1.3
Central and other	40.3	32.7	7.6	23.2	9.5
Total UPC Broadband Division	256.9	220.4	36.5	16.6	0.6
Telenet (Belgium)	63.4	57.2	6.2	10.8	(2.9)
VTR Group (Chile)	43.2	31.8	11.4	35.8	19.7
Austar (Australia)	28.5	23.9	4.6	19.2	(1.1)
Corporate and other	58.3	53.7	4.6	8.6	0.9
Intersegment eliminations	(0.6)	(0.3)	(0.3)	N.M.	N.M.
Total operating expenses excluding stock-based compensation expense	449.7	386.7	63.0	16.3	1.5
Stock-based compensation expense	34.4	29.5	4.9	16.6
Total	$484.1	$416.2	$67.9	16.3

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$122.7	$95.5	$27.2	28.5	1.5
The Netherlands	70.3	67.6	2.7	4.0	(1.8)
Switzerland	92.4	77.5	14.9	19.2	(0.2)
Other Western Europe	62.4	62.4	—	—	(5.5)
Total Western Europe	347.8	303.0	44.8	14.8	(1.1)
Central and Eastern Europe	68.0	61.4	6.6	10.7	1.7
Central and other	77.6	61.4	16.2	26.4	18.3
Total UPC Broadband Division	493.4	425.8	67.6	15.9	2.1
Telenet (Belgium)	124.8	118.4	6.4	5.4	(1.2)
VTR Group (Chile)	82.8	63.4	19.4	30.6	18.1
Austar (Australia)	53.1	44.2	8.9	20.1	3.6
Corporate and other	109.4	111.7	(2.3)	(2.1)	(7.4)
Intersegment eliminations	(0.6)	(0.3)	(0.3)	N.M.	N.M.
Total operating expenses excluding stock-based compensation expense	862.9	763.2	99.7	13.1	1.6
Stock-based compensation expense	65.2	61.2	4.0	6.5
Total	$928.1	$824.4	$103.7	12.6
___________

N.M - Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division's SG&A expenses (exclusive of stock-based compensation expense) increased $36.5 million or 16.6% and $67.6 million or 15.9% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $0.7 million and $18.5 million, respectively, attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's SG&A expenses increased $1.3 million or 0.6% and $9.0 million or 2.1%, respectively. These increases include the following factors:

•	Increases in personnel costs of $5.0 million or 6.2% and $10.9 million or 6.7%, respectively, due in part to (i) annual wage increases and (ii) increased staffing levels;

•
Decreases in sales and marketing costs of $3.7 million or 4.4% and $3.8 million or 2.4%, respectively, due primarily to the net effect of (i) lower sales commissions in the Czech Republic and Austria and (ii) increased marketing activities in UPC DTH. Sales and marketing costs remained relatively unchanged in Germany as higher sales commissions related to subscriber growth were largely offset by the release of an accrual following the second quarter 2011 settlement of an operational contingency; and

•
Increases in outsourced labor and professional fees of $0.9 million or 7.7% and $3.1 million or 13.8%, respectively, due primarily to higher consulting costs for billing system implementations and other projects in the UPC Broadband Division's central operations.

Telenet (Belgium). Telenet's SG&A expenses (exclusive of stock-based compensation expense) increased $6.2 million or 10.8% and $6.4 million or 5.4% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $0.4 million and $0.9 million, respectively, attributable to the impact of an acquisition. Excluding the effects of the acquisition and FX, Telenet's SG&A expenses decreased $1.7 million or 2.9% and $1.5 million or 1.2%, respectively. These decreases include the following factors:

•
Decreases in sales and marketing costs of $4.5 million or 21.7% and $7.9 million or 19.3%, respectively, due primarily to (i) lower sponsorship costs and (ii) decreased call center costs and sales commissions. The decrease in call center costs and sales commissions is largely attributable to lower sales;

•
Increases in outsourced labor and professional fees of $1.6 million or 26.6% and $4.0 million or 28.0%, respectively, as consulting and legal costs associated with regulatory, strategic and financial initiatives increased from the amounts incurred during the corresponding periods in 2010; and

•	Increases in personnel costs of $1.6 million or 7.0% and $3.4 million or 7.5%, respectively, due primarily to annual wage increases, increased staffing levels and higher bonus costs.

VTR Group (Chile). The VTR Group's SG&A expenses (exclusive of stock-based compensation expense) increased $11.4 million or 35.8% and $19.4 million or 30.6%, during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, the VTR Group's SG&A expenses increased $6.3 million or 19.7% and $11.5 million or 18.1%, respectively. These increases include the following factors:

•	Increases in sales and marketing costs of $2.0 million or 22.1% and $4.7 million or 24.6%, respectively, due primarily to higher costs related to increased advertising campaigns;

•
Increases in personnel costs of $1.8 million or 13.4% and $3.0 million or 12.2%, respectively, due primarily to (i) higher staffing levels, mostly related to VTR Wireless' mobile initiative, and (ii) higher bonus costs;

•
Increases of outsourced labor and professional fees of $0.5 million or 32.7% and $1.5 million or 47.9%, respectively, due primarily to increased consulting costs related to VTR Wireless' mobile initiative; and

•	Net increases resulting from individually insignificant changes in other SG&A expense categories.

Austar (Australia). Austar's SG&A expenses (exclusive of stock-based compensation expense) increased $4.6 million or 19.2% and $8.9 million or 20.1% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, Austar's SG&A expenses decreased $0.3 million or 1.1% and increased$1.6 million or 3.6%, respectively. These changes include the following factors:

•	Increases in personnel costs of $0.4 million or 5.0% and $2.1 million or 12.9%, respectively, due primarily to annual wage increases and increased staffing levels;

•	Increases of $1.2 million and $1.7 million , respectively, due to costs incurred in connection with the Austar Transaction; and

•	Decreases in sales and marketing costs of $0.7 million or 6.5% and $0.7 million or 3.4%, respectively, due primarily to more aggressive advertising campaigns during the 2010 periods.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$222.1	$169.0	$53.1	31.4	15.6
The Netherlands	194.0	159.1	34.9	21.9	7.8
Switzerland	182.1	134.0	48.1	35.9	6.5
Other Western Europe	106.4	85.7	20.7	24.2	9.2
Total Western Europe	704.6	547.8	156.8	28.6	10.1
Central and Eastern Europe	141.8	123.8	18.0	14.5	(3.9)
Central and other	(35.6)	(32.5)	(3.1)	(9.5)	8.0
Total UPC Broadband Division	810.8	639.1	171.7	26.9	8.3
Telenet (Belgium)	254.1	208.7	45.4	21.8	7.7
VTR Group (Chile)	86.9	79.9	7.0	8.8	(3.9)
Austar (Australia)	67.2	53.4	13.8	25.8	4.5
Corporate and other	5.8	3.8	2.0	52.6	(1.2)
Total	$1,224.8	$984.9	$239.9	24.4	6.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$421.9	$288.7	$133.2	46.1	18.9
The Netherlands	374.7	327.9	46.8	14.3	8.1
Switzerland	348.8	275.5	73.3	26.6	5.8
Other Western Europe	206.0	183.7	22.3	12.1	6.2
Total Western Europe	1,351.4	1,075.8	275.6	25.6	10.1
Central and Eastern Europe	269.1	257.6	11.5	4.5	(4.7)
Central and other	(69.2)	(59.2)	(10.0)	(16.9)	(7.9)
Total UPC Broadband Division	1,551.3	1,274.2	277.1	21.7	7.2
Telenet (Belgium)	486.9	431.0	55.9	13.0	6.8
VTR Group (Chile)	171.3	150.0	21.3	14.2	3.3
Austar (Australia)	127.0	107.5	19.5	18.1	1.8
Corporate and other	10.0	(2.8)	12.8	N.M.	N.M.
Total	$2,346.5	$1,959.9	$386.6	19.7	6.9
_______________

N.M. - Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	%
UPC Broadband Division:
Germany	61.6	57.5	60.7	56.5
The Netherlands	59.2	58.0	58.7	57.5
Switzerland	55.7	53.5	55.7	53.9
Other Western Europe	46.7	44.0	46.4	44.9
Total Western Europe	56.7	54.1	56.2	53.8
Central and Eastern Europe	49.1	51.6	48.6	51.6
Total UPC Broadband Division, including central and other	51.9	50.0	51.4	49.9
Telenet (Belgium)	52.1	50.9	51.7	50.7
VTR Group (Chile)	38.0	41.8	38.7	40.2
Austar (Australia)	35.6	34.1	34.9	34.4

While the operating cash flow margins of most of our reportable segments improved during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, we experienced decreases in operating cash flow margins in Central and Eastern Europe and in Chile. In Central and Eastern Europe, competitive, economic, political and other factors, including the fourth quarter 2010 imposition of a revenue tax in Hungary, have contributed to the decline in operating cash flow margins. In the case of Chile, the incremental costs associated with VTR Wireless' mobile initiative during the 2011 periods ($6.8 million and $12.1 million, respectively) adversely impacted the VTR Group's operating cash flow margins and, during the six-month period, more than offset the margin improvement associated with the adverse impacts of the February 2010 earthquake on the VTR Group's margin during the comparable period in 2010. The improvements in the operating cash flow margins are primarily attributable to improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses. During the 2011 and 2010 periods, foreign currency impacts associated with non-functional currency expenses did not significantly impact the comparability of the operating cash flow margins of our operating segments. For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments. For additional information regarding the new Hungarian tax, see Discussion and Analysis of our Reportable Segments - General above.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of Reportable Segments that appears above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk - Foreign Currency Risk below.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase
	2011	2010	$	%	%
	in millions
Subscription revenue (a):
Video	$1,301.8	$1,084.3	$217.5	20.1	3.7
Broadband internet	569.2	465.6	103.6	22.3	6.0
Telephony	320.1	268.2	51.9	19.4	3.8
Total subscription revenue	2,191.1	1,818.1	373.0	20.5	4.3
Other revenue (b)	450.4	371.1	79.3	21.4	3.6
Intersegment eliminations	(22.9)	(20.4)	(2.5)	(12.3)	0.6
Total	$2,618.6	$2,168.8	$449.8	20.7	4.2

	Six months ended June 30,		Increase (decrease)		Organic increase
	2011	2010	$	%	%
	in millions
Subscription revenue (a):
Video	$2,517.5	$2,167.1	$350.4	16.2	3.5
Broadband internet	1,099.2	946.8	152.4	16.1	6.3
Telephony	622.4	539.2	83.2	15.4	4.6
Total subscription revenue	4,239.1	3,653.1	586.0	16.0	4.4
Other revenue (b)	855.7	732.7	123.0	16.8	4.0
Intersegment eliminations	(43.9)	(41.3)	(2.6)	(6.3)	—
Total	$5,050.9	$4,344.5	$706.4	16.3	4.4
_______________

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

(b)	Other revenue includes non-subscription revenue (including B2B, interconnect, installation, carriage fee and mobile telephony revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $449.8 million and $706.4 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $9.6 million and $109.1 million, respectively, attributable to the impact of the Unitymedia Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $91.7 million or 4.2% and $189.9 million or 4.4%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for three and six months ended June 30, 2011, as compared to the corresponding periods in 2010, are as follows:

	Three-month period	Six-month period
	in millions
Increase due to change in:
Average number of RGUs	$65.7	$132.1
ARPU	12.4	28.5
Organic increase	78.1	160.6
Impact of acquisitions	3.7	87.1
Impact of FX	291.2	338.3
Total increase in subscription revenue	$373.0	$586.0

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $78.1 million or 4.3% and $160.6 million or 4.4% during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. These increases are attributable to (i) increases in subscription revenue from video services of $39.8 million or 3.7% and $76.5 million or 3.5%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs, (ii) increases in subscription revenue from broadband internet services of $28.1 million or 6.0% and $59.5 million or 6.3%, respectively, as the impacts of increases in the average number of broadband internet RGUs were only partially offset by lower ARPU from broadband internet services, and (iii) increases in subscription revenue from telephony services of $10.2 million or 3.8% and $24.5 million or 4.6%, respectively, as the impacts of increases in the average numbers of telephony RGUs were only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $13.5 million or 3.6% and $29.3 million or 4.0% during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. These increases are primarily attributable to (i) increases in Telenet's mobile telephony revenue, (ii) increases in B2B revenue, (iii) increases in programming revenue and (iv) increases in interconnect revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments - Revenue above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $149.0 million and $224.7 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $5.4 million and $33.9 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $2.1 million and $4.6 million during the three and six months ended June 30, 2011, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $17.1 million or 2.2% and $40.6 million or 2.5% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. As discussed in more detail under Discussion and Analysis of Reportable Segments - Operating Expenses above, these increases generally reflect (i) net increases in programming and other direct costs, (ii) net increases in personnel costs, (iii) net increases in network related expenses and (iv) net decreases in interconnect and access charges.

SG&A expenses

Our SG&A expenses increased $67.9 million and $103.7 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases include $1.1 million and $21.3 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $4.9 million and $4.0 million during the three and six months ended June 30, 2011, respectively. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $5.7 million or 1.5% and $12.1 million or 1.6% during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. As discussed in more detail under Discussion and Analysis of our Reportable Segments - SG&A Expenses above, these increases generally reflect (i) net increases in personnel costs, (ii) net increases in outsourced labor and professional fees, (iii) net decreases in sales and marketing costs and (iv) less significant net decreases in other SG&A expense categories during the six-month period.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$9.1	$12.9	$21.6	$31.9
Other LGI stock-based incentive awards	10.2	11.3	21.4	21.1
Total LGI common stock	19.3	24.2	43.0	53.0
Telenet stock-based incentive awards (b)	19.6	4.3	29.1	5.8
Austar Performance Plan	0.8	1.7	2.5	4.8
Other	—	2.5	0.7	3.1
Total	$39.7	$32.7	$75.3	$66.7
Included in:
Operating expense	$5.3	$3.2	$10.1	$5.5
SG&A expense	34.4	29.5	65.2	61.2
Total	$39.7	$32.7	$75.3	$66.7
_______________

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and LGI PSUs.

(b)
During the second quarter of 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with the capital distribution that, as further described in note 9 to our condensed consolidated financial statements, was approved by Telenet shareholders on April 27, 2011 and paid on July 29, 2011. These anti-dilution adjustments, which were finalized on July 26, 2011, provide for increases in the number of options outstanding and decreases to the option exercise prices. In connection with this modification, Telenet recognized stock-based compensation expense of €11.0 million ($15.8 million at the average rate for the period) during the second quarter of 2011 and will recognize an additional €8.5 million ($12.3 million) in future periods as the underlying options vest.

For additional information concerning our stock-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $59.2 million and $88.7 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, depreciation and amortization expense decreased $23.9 million or 4.0% and $4.2 million or 0.4%, respectively. These decreases are due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in Belgium, the Netherlands, Chile and Switzerland, (iii) net decreases associated with changes in the useful lives of certain assets, primarily in Germany and, to a lesser extent, the Netherlands, and (iv) during the six-month period, an increase associated with the Unitymedia Acquisition.

Impairment, restructuring and other operating charges (gains), net

We recognized impairment, restructuring and other operating charges (gains), net, of $4.6 million and ($105.4 million) during the three and six months ended June 30, 2011, respectively, compared to $34.6 million and $83.0 million, respectively, during the corresponding periods in 2010.  The amount for the 2011 six-month period includes (i) a $115.3 million gain on the February 2011 sale of Austar's spectrum licenses and (ii) $10.1 million of direct acquisition costs, including costs incurred in connection with the pending acquisition of KBW and the related KBW Total Return Swap. For additional information, see note 2 to our condensed consolidated financial statements. The amount for the 2010 six-month period includes (i) $45.2 million of direct acquisition costs incurred in connection with the January 2010 Unitymedia Acquisition, (ii) a second quarter 2010 impairment charge of $24.5 million to reduce the carrying amount of the goodwill associated with Chellomedia's programming operations in central and eastern Europe and (iii) a second quarter 2010 restructuring charge of $3.5 million, representing certain dish-turning and duplicative satellite costs incurred in connection with UPC DTH's migration to a new satellite.

As of our October 1, 2010 goodwill impairment test date, our broadband communications reporting units in Hungary, the Czech Republic and Puerto Rico, and one of our Chellomedia reporting units each had an excess of fair value over carrying value of less than 20%. As of June 30, 2011, these reporting units had goodwill aggregating $1,108.3 million. If, among other factors, (i) our or our subsidiaries' equity values decline significantly or (ii) the adverse impacts of economic, competitive or regulatory factors are worse than anticipated, we could conclude in future periods that further impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

Interest expense

Our interest expense increased $76.9 million and $97.9 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. Excluding the effects of FX, interest expense increased $27.5 million or 8.7% and $48.3 million or 7.3%, respectively. These increases are primarily attributable to (i) higher weighted average interest rates and (ii) higher average outstanding debt balances. The increase in our weighted average interest rates is primarily related to (i) the completion of refinancing transactions that generally resulted in extended maturities and higher interest rates and (ii) increases in the base borrowing rates for certain of our variable-rate indebtedness. The increase in interest expense during the 2011 six-month period is net of a decrease related to interest expense incurred from January 28, 2010 through March 2, 2010 on Old Unitymedia's then-existing indebtedness.  For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income increased $11.1 million and $20.2 million during the three and six months ended June 30, 2011, as compared to the corresponding periods in 2010. These increases primarily are attributable to (i) slightly higher weighted average interest rates earned on our cash and cash equivalent and restricted cash balances, as average short-term market interest rates were higher during the first six months of 2011, as compared to the first six months of 2010, (ii) higher average cash and cash equivalent and restricted cash balances, and (iii) for the six month period, an increase in dividend income attributable to our investment in Sumitomo common stock.

Realized and unrealized gains (losses) on derivative instruments, net

Our realized and unrealized gains (losses) on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains (losses) upon the full or partial settlement of the derivative contracts.  The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	in millions

Cross-currency and interest rate derivative contracts (a)	$(479.0)	$57.0	$(407.8)	$(406.3)
Foreign currency forward contracts	(42.0)	(34.2)	(45.5)	(29.8)
Equity-related derivative contracts (b)	72.2	129.2	(7.0)	74.3
Other	(0.3)	(5.2)	(1.7)	(1.9)
Total	$(449.1)	$146.8	$(462.0)	$(363.7)
_______________

(a)
The loss during the 2011 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Polish zloty, Chilean peso and Czech koruna markets, (ii) losses associated with an increase in the value of the Swiss franc relative to the euro, (iii) losses associated with increases in the value of the Swiss franc and Chilean peso relative to the U.S. dollar, (iv) losses associated with a decrease in the value of the U.S. dollar relative to the euro and (v) gains associated with decreases in market interest rates in the U.S. dollar market. The loss during the 2011 six-month period is primarily attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with increases in the values of the Swiss franc and Romanian lei relative to the U.S. dollar, (iii) losses associated with increases in the values of the Swiss franc, Hungarian forint and Czech koruna relative to the euro, (iv) gains associated with increases in market interest rates in the Swiss franc, Chilean peso and Romanian lei markets, (v) gains associated with a decrease in the value of the Chilean peso relative to the euro and (vi) losses associated with decreases in market interest rates in the Hungarian forint and Australian dollar markets. In addition, the losses during the 2011 periods include net gains of $68.4 million and $43.4 million, respectively, resulting from changes in our credit risk valuation adjustments. See notes 4 and 5 to our condensed consolidated financial statements. The gain during the 2010 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, Romanian lei and Chilean peso relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and Swiss franc markets, (iii) losses associated with an increase in the value of the Swiss franc relative to the euro and (iv) gains associated with decreases in the values of the Hungarian forint and Polish zloty relative to the euro. The loss during the 2010 six-month period primarily is attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei, Hungarian forint, Czech koruna and Polish zloty markets, (ii) gains associated with decreases in the values of the euro, Chilean peso, Romanian lei and Swiss franc relative to the U.S. dollar, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the euro and (iv) gains associated with a decrease in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2010 periods include net gains of $25.9 million and $59.7 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)
Includes (i) losses of nil and $44.3 million during the three and six months ended June 30, 2011, respectively, related to the KBW Total Return Swap and (ii) gains of $72.2 million and $129.2 million during the three months ended June 30, 2011 and 2010, respectively, and $37.3 million and $60.1 million during the six months ended June 30, 2011 and 2010, respectively, related to the Sumitomo Collar. The gains on the Sumitomo Collar are primarily attributable to (i) decreases in the market price of Sumitomo common stock and (ii) increases in the value of the Japanese yen relative to the U.S. dollar. The loss on the KBW Total Return Swap during the six-month period, which represents our initial valuation of the instrument during the first quarter of 2011, takes into consideration our assessments with respect to (i) the probability of achieving KBW Antitrust Clearance and (ii) the fair value of KBW's net assets in the event a cash settlement of the KBW Total Return Swap is required. We made no change to our assessment of the fair value of the KBW Total Return Swap during the second quarter of 2011. For additional information concerning the KBW Total Return Swap, see notes 2, 4 and 5 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$169.3	$(325.0)	$352.6	$(279.4)
U.S. dollar denominated debt issued by European subsidiaries	65.5	(376.5)	260.2	(610.9)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(0.7)	10.9	(24.3)	76.1
Yen denominated debt issued by a U.S. subsidiary	(31.7)	(55.1)	(8.9)	(51.7)
U.S. dollar denominated debt issued by a Chilean subsidiary	—	—	—	(18.1)
Other	3.0	(12.6)	10.2	(9.4)
Total	$205.4	$(758.3)	$589.8	$(893.4)
_______________

(a)
Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and a U.S. dollar denominated loan between a Chilean subsidiary and a non-operating subsidiary in Europe. Accordingly, these gains (losses) are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar against the Chilean peso.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	in millions
Investments (a):
Sumitomo	$(38.2)	$(62.9)	$(28.9)	$0.1
Other, net (b)	11.0	(30.9)	(6.6)	(23.4)
Debt — UGC Convertible Notes (c)	(21.7)	64.9	(107.0)	47.0
Total	$(48.9)	$(28.9)	$(142.5)	$23.7
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

(b)
Amounts include changes in the fair value of Chellomedia's investment in Canal+ Cyfrowy Sp Zoo (Cyfra+) that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(c)
Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. As further described in note 7 to our condensed consolidated financial statements, the UGC Convertible Notes were converted into LGI common stock in April 2011.

Gains (losses) on debt modification, extinguishment and conversion, net

We recognized gains (losses) on debt modification, extinguishment and conversion, net, of ($187.1 million) and ($206.4 million) during the three and six months ended June 30, 2011, respectively, compared to ($2.8 million) and $0.3 million, respectively, during the three and six months ended June 30, 2010, respectively.  The loss during the 2011 six-month period includes (i) a debt conversion loss of $187.0 million recognized during the second quarter related to the exchange of substantially all of the LGI Convertible Notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility and (iii) the write-off of $3.6 million of deferred financing costs during the first quarter in connection with the prepayment of amounts outstanding under Telenet Facilities K and L1 of the Telenet Credit Facility. For additional information, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $3.8 million and $28.2 million during the three months ended June 30, 2011 and 2010, respectively.

The income tax expense during the three months ended June 30, 2011 differs from the expected income tax benefit of $114.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

The income tax expense during the three months ended June 30, 2010 differs from the expected income tax benefit of $220.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain jurisdictions, (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends, and other items associated with investments in subsidiaries and affiliates and (iv) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.

We recognized income tax expense of $69.5 million and $44.6 million during the six months ended June 30, 2011 and 2010, respectively.

The income tax expense during the six months ended June 30, 2011 differs from the expected income tax expense of $57.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impact of this item was partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain tax jurisdictions.

The income tax expense during the six months ended June 30, 2010 differs from the expected income tax benefit of $435.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain jurisdictions, (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iv) certain permanent differences between the financial and tax accounting treatment of interest, dividends, and other items associated with investments in subsidiaries and affiliates.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended June 30, 2011 and 2010, we reported loss from continuing operations of $330.7 million and $656.8 million, respectively, including (i) operating income of $530.8 million and $327.1 million, respectively, (ii) non-operating expense of $857.7 million and $955.7 million, respectively, and (iii) income tax expense of $3.8 million and $28.2 million, respectively.

During the six months ended June 30, 2011 and 2010, we reported earnings (loss) from continuing operations of $93.3 million and ($1,289.8 million), respectively, including (i) operating income of $1,108.4 million and $630.7 million, respectively, (ii) non-operating expense of $945.6 million and $1,875.9 million, respectively, and (iii) income tax expense of $69.5 million and $44.6 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition - Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $1.6 million and $48.9 million during the three and six months ended June 30, 2010, respectively, relate to the operations of Unitymedia's arena segment and the J:COM Disposal Group. We recognized a gain (adjustment to gain) on disposal of discontinued operations, net of taxes, of ($19.6 million) and $1,372.6 million during the three and six months ended June 30, 2010, respectively, related to the February 18, 2010 sale of the J:COM Disposal Group. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $6.7 million and $18.4 million during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. These increases are primarily attributable to the net impact of (i) improvements in the results of operations of Austar, Telenet and, to a lesser extent, the VTR Group, and (ii) during the six-month period, a decrease resulting from the February 18, 2010 sale of the J:COM Disposal Group.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Austar, Chellomedia PFH, VTR Wireless and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a majority of our consolidated cash and cash equivalents at June 30, 2011. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2011 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$7.7
Non-operating subsidiaries	907.5
Total LGI and non-operating subsidiaries	915.2
Operating subsidiaries:
Telenet (a)	1,719.7
UPC Holding (excluding VTR)	270.7
Austar	225.1
Unitymedia	145.3
VTR Group	84.0
Chellomedia	25.5
Liberty Puerto Rico	7.5
Other operating subsidiaries	3.5
Total operating subsidiaries	2,481.3
Total cash and cash equivalents	$3,396.5
__________

(a)
Subsequent to June 30, 2011, Telenet used a portion of its cash and cash equivalent balances to fund (i) a €509.3 million ($732.5 million at the transaction date) capital distribution and (ii) a €400.1 million ($575.4 million at the transaction date) repayment of amounts outstanding under the Telenet Credit Facility. For additional information, see notes 7, 9 and 15 to our condensed consolidated financial statements.

Liquidity of LGI and its Non-operating Subsidiaries

The $7.7 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $907.5 million of cash and cash equivalents held by LGI's non-operating subsidiaries represented available liquidity at the corporate level at June 30, 2011. Our remaining cash and cash equivalents of $2,481.3 million at June 30, 2011 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI's non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries' cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI's operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information concerning (i) the pending disposition of Austar and (ii) capital distributions of Telenet and VTR, see notes 2 and 9, respectively, to our condensed consolidated financial statements.

Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months.

During the first six months of 2011, we repurchased a total of 2,808,290 shares of our LGI Series A common stock at a weighted average price of $41.76 per share and 5,696,963 shares of our LGI Series C common stock at a weighted average price of $41.11 per share, for an aggregate purchase price of $351.5 million, including direct acquisition costs. At June 30, 2011, the remaining amount authorized under our most recent stock repurchase program was $571.8 million.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities or (v) other investment opportunities. No assurance can be given that any external funding would be available on favorable terms, or at all.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Telenet, Austar, Chellomedia PFH, VTR Wireless and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2011, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries' liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our June 30, 2011 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2011 was 4.8. In addition, the ratio of our June 30, 2011 consolidated net debt (debt less cash and cash equivalents and the Aldermanbury Escrow Account) to our annualized consolidated operating cash flow for the quarter ended June 30, 2011 was 3.8.

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

Our ability to service or refinance our debt and to maintain compliance with our leverage covenants is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding's ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding's senior notes.

At June 30, 2011, our outstanding consolidated debt and capital lease obligations aggregated $23.7 billion, including $160.7 million that is classified as current in our condensed consolidated balance sheet and $22.8 billion that is due in 2014 or thereafter. For additional information concerning the maturities of our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how economic conditions, sovereign debt concerns and/or any adverse regulatory developments could impact the credit and equity markets we access and accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

Substantially all of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at June 30, 2011. For additional information concerning our debt, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. During the six months ended June 30, 2011, we used net cash provided by our operating activities of $1,369.5 million, net cash provided by our financing activities of $415.1 million and $675.1 million of our existing cash and cash equivalents (excluding a $224.1 million increase due to FX) to fund net cash used by our investing activities of $2,459.7 million.

Operating Activities. Net cash provided by our operating activities increased $363.3 million, from $1,006.2 million during the first six months of 2010 to $1,369.5 million during the first six months of 2011. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, (ii) a decrease due to higher cash payments for interest, (iii) an increase due to lower cash payments for taxes, (iv) an increase due to lower cash payments related to derivative instruments and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities increased $2,151.5 million during the six months ended June 30, 2011, from $308.2 million during the first six months of 2010 to $2,459.7 million during the first six months of 2011. This increase in cash used is due primarily to the net effect of (i) an increase associated with cash proceeds received during the 2010 period in connection with the disposition of discontinued operations of $3,163.8 million, (ii) a decrease associated with lower cash paid in connection with acquisitions of $2,570.4 million, (iii) an increase associated with higher restricted cash balances of $€1,509.9 million and (iv) a decrease in cash due to higher capital expenditures of $179.4 million. Capital expenditures increased from $€839.4 million during the first six months of 2010 to $1,018.8 million during the first six months of 2011, due to a net increase in the local currency capital expenditures of our subsidiaries, due in part to the Unitymedia Acquisition, and an increase due to FX. The increase associated with our restricted cash balances primarily relates to cash used to fund the Aldermanbury Escrow Account.

The UPC Broadband Division accounted for $630.9 million and $525.5 million (including $153.5 million and $107.9 million, respectively, attributable to Unitymedia) of our consolidated capital expenditures during the six months ended June 30, 2011 and 2010, respectively. These amounts exclude $26.3 million and $4.7 million of expenditures that were financed under capital lease and/or vendor financing arrangements, respectively. The increase in the capital expenditures of the UPC Broadband Division, excluding the impact of capital lease and vendor financed additions, is due primarily to (i) an increase due to FX, (ii) an increase due to acquisitions, (iii) an increase in expenditures for new build and upgrade projects to expand services, (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems and (v) an increase in expenditures for the purchase and installation of customer premises equipment.

Telenet accounted for $202.3 million and $145.4 million of our consolidated capital expenditures during the six months ended June 30, 2011 and 2010, respectively. These amounts exclude $16.8 million and $13.0 million of expenditures that were financed under capital lease arrangements, respectively. The increase in Telenet's capital expenditures, excluding the impact of capital lease additions, is due primarily to (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase due to FX and (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems.

The VTR Group accounted for $114.1 million (including $18.7 million attributable to VTR Wireless) and $102.0 million of our consolidated capital expenditures during the six months ended June 30, 2011 and 2010, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase in expenditures related to the construction of VTR Wireless' mobile network, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) an increase due to FX, (iv) an increase in expenditures for new build and upgrade projects and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

Austar accounted for $51.8 million and $51.0 million of our consolidated capital expenditures during the six months ended June 30, 2011 and 2010, respectively. The increase in the capital expenditures of Austar is due primarily to the net effect of (i) an increase due to FX and (ii) a decrease in expenditures for the purchase and installation of customer premises equipment.

Financing Activities. Net cash provided by our financing activities was $415.1 million during the first six months of 2011, compared to net cash used by financing activities of $249.7 million during the first six months of 2010 . This change is primarily attributable to the net effect of (i) an increase in cash related to higher net borrowings of debt and capital lease obligations of $4,140.4 million, (ii) a decrease in cash related to the release of cash collateral of $3,557.8 million during the 2010 period, (iii) an increase in cash related to lower repurchases of our LGI Series A and Series C common stock of $201.4 million and (iv) an increase in cash due to lower cash payments related to derivative instruments of $127.1 million. The changes in our cash collateral accounts and net borrowings of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net borrowings of debt and capital lease obligations is due to FX.

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

	Six months ended June 30,
	2011	2010
	in millions

Net cash provided by operating activities of our continuing operations	$1,369.5	$1,006.2
Excess tax benefits from stock-based compensation	23.1	34.4
Cash payments for direct acquisition costs	9.4	51.8
Capital expenditures of our continuing operations	(1,018.8)	(839.4)
Free cash flow	$383.2	$253.0

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

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor's interest. We do not expect any payments made under these provisions to be material in relationship to our financial position or results of operations.

Contractual Commitments

As of June 30, 2011, the U.S. dollar equivalents (based on June 30, 2011 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:							Total
	Remainder of 2011	Year ended December 31,
		2012	2013	2014	2015	2016	Thereafter
	in millions
Debt (excluding interest)	$63.2	$218.9	$459.8	$1,412.4	$1,100.4	$3,833.4	$15,585.6	$22,673.7
Capital leases (excluding interest)	39.6	63.8	61.9	63.2	61.7	64.5	846.0	1,200.7
Operating leases	91.1	123.4	93.3	69.6	60.1	45.0	158.2	640.7
Programming, satellite and other purchase obligations	387.2	357.5	200.3	84.4	54.9	24.9	16.9	1,126.1
Other commitments	79.7	114.6	93.1	78.8	77.0	76.1	1,456.3	1,975.6
Total (a)	$660.8	$878.2	$908.4	$1,708.4	$1,354.1	$4,043.9	$18,063.0	$27,616.8
Projected cash interest payments on debt and capital lease obligations (b)	$755.6	$1,309.0	$1,397.7	$1,389.8	$1,317.7	$1,341.6	$2,782.0	$10,293.4
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2011 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($339.7 million at June 30, 2011) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation. In addition, commitments arising from acquisition agreements, including those described in note 2 to our condensed consolidated financial statements, are not included in this table.

(b)
Amounts are based on interest rates and contractual maturities in effect as of June 30, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2011 and 2010, (i) the programming and copyright costs incurred by our broadband communications operations aggregated $592.3 million and $507.0 million, respectively, (including intercompany charges that eliminate in consolidation of $40.5 million and $37.9 million, respectively) and (ii) the third-party programming incurred by our programming distribution operations aggregated $57.2 million and $43.8 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit. Satellite commitments consist of obligations associated with satellite carriage services provided to our company. Other purchase obligations include commitments to purchase customer premises equipment that are enforceable and legally binding on us.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network.  Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia, and (iii) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For additional information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three and six months ended June 30, 2011 and 2010, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At June 30, 2011, $2,251.3 million or 66.3%, $373.2 or 11.0% and $372.4 million or 11.0% of our consolidated cash balances were denominated in euros, Polish zloty and U.S. dollars, respectively. Subject to applicable debt covenants, these euro, Polish zloty and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At June 30, 2011, the aggregate fair value of this investment was $617.1 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2011, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our cross-currency swaps, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, Romanian lei, Polish zloty, Swiss franc, Czech koruna, Hungarian forint, euro and British pound sterling and the forward sale of the Swiss franc, euro, Hungarian forint, Polish zloty, Czech koruna, Chilean peso and Australian dollar to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of June 30, 2011. In addition, we have not hedged the currency risk associated with the net Australian dollar proceeds we will receive if the Austar Transaction is completed. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. As a result of FX risk, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to FX risk during the six months ended June 30, 2011 was to the euro as 56.8% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2011	December 31, 2010
Spot rates:
Euro	0.6892	0.7482
Swiss franc	0.8420	0.9339
Hungarian forint	183.27	208.02
Polish zloty	2.7428	2.9591
Czech koruna	16.772	18.739
Romanian lei	2.9186	3.2031
Chilean peso	467.48	468.00
Australian dollar	0.9337	0.9775

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Average rates:
Euro	0.6947	0.7868	0.7130	0.7547
Swiss franc	0.8703	1.1085	0.9060	1.0829
Hungarian forint	185.05	216.35	192.14	205.27
Polish zloty	2.7502	3.1622	2.8166	3.0225
Czech koruna	16.892	20.143	17.357	19.419
Romanian lei	2.8728	3.2942	2.9809	3.1345
Chilean peso	469.25	530.65	475.41	524.75
Australian dollar	0.9413	1.1347	0.9680	1.1208

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At June 30, 2011, we effectively paid a fixed interest rate on 94% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2011 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at June 30, 2011 declines to 78%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing variable-rate indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally correspond to the respective maturities of the underlying variable-rate debt. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At June 30, 2011, our variable-rate indebtedness aggregated $11.0 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.7%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $55.0 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At June 30, 2011, our exposure to credit risk included (i) derivative assets with a fair value of $813.7 million, (ii) cash and cash equivalent and restricted cash balances of $4,988.6 million and (iii) aggregate undrawn debt facilities of $1,244.2 million million.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2011:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Czech koruna, the Hungarian forint, the Polish zloty and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €391.1 million ($567.5 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €89.4 million ($129.7 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €101.1 million ($146.7 million);

(iv)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €55.7 million ($80.8 million);

(v)
an instantaneous increase (decrease) of 10% in the value of the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €24.6 million ($35.7 million);

(vi)
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €30.9 million ($44.8 million);

(vii)
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the euro would have decreased (increased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €40.7 million ($59.1 million); and

(viii)
an instantaneous increase (decrease) in UPC Broadband Holding's credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $25.8 million ($26.7 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at June 30, 2011, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €35.5 million ($51.5 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €39.8 million ($57.7 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2011:

(i)
an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 30.4 billion ($65.0 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate (excluding margin) of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 4.3 billion ($9.2 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2011, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €52.9 million ($76.8 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €34.1 million ($49.5 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2011:

(i)
an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the value of the Sumitomo Collar by ¥2.8 billion ($34.8 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.7 billion ($33.5 million); and

(ii)
an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo's common stock would have decreased (increased) the aggregate fair value of the Sumitomo Collar by approximately ¥4.6 billion ($57.1 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. We have not included any amounts in this table with respect to the KBW Total Return Swap, as we cannot predict the amount of cash, if any, that will be required to settle this derivative contract. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2011	Year ended December 31,
		2012	2013	2014	2015	2016	Thereafter
	in millions
Projected derivative cash (receipts) payments, net:
Interest-related (a)	$267.3	$606.6	$442.7	$589.9	$171.0	$233.4	$(91.4)	$2,219.5
Principal-related (b)	—	90.1	6.2	556.4	18.4	315.9	128.3	1,115.3
Other (c)	6.1	17.4	16.5	18.6	18.6	(214.2)	(308.6)	(445.6)
Total	$273.4	$714.1	$465.4	$1,164.9	$208.0	$335.1	$(271.7)	$2,889.2
_______________

(a)	Includes the cash flows of (i) our interest rate cap, collar and swap instruments and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2011. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2011, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

The following table sets forth information concerning our company's purchase of its own equity securities during the three months ended June 30, 2011:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2011 through April 30, 2011:
Series A	274,200	$42.73	274,200	(b)
Series C	1,910,200	$42.02	1,910,200	(b)
May 1, 2011 through May 31, 2011:
Series A	20,000	$46.92	20,000	(b)
Series C	951,800	$44.17	951,800	(b)
June 1, 2011 through June 30, 2011:
Series A	—	$—	—	(b)
Series C	93,700	$42.69	93,700	(b)
Total - April 1, 2011 through June 30, 2011
Series A	294,200	$43.01	294,200	(b)
Series C	2,955,700	$42.73	2,955,700	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
On February 18, 2011, our board of directors authorized a new equity repurchase program of up to $1.0 billion. At June 30, 2011, we were authorized to purchase $571.8 million of our LGI Series A and Series C common stock under this program.

In addition to the shares listed in the table above, 104,730 shares of LGI Series A and 102,587 shares of LGI Series C common stock were withheld by us during the second quarter of 2011 upon the release of restrictions on restricted shares or restricted share units to pay withholding taxes.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Telenet Additional Facility P Accession Agreement, dated July 15, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance IV Luxembourg S.C.A. as an additional Facility P Lender, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (the Telenet Credit Agreement).*

4.2
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.3
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.4
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 29, 2011).

4.5
Additional Facility AA Accession Agreement, dated July 26, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations B.V. as an Additional Facility AA Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 27, 2011 (File No. 000-51360)).

4.6
Additional Facility AA2 Accession Agreement, dated August 2, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations B.V. as an Additional Facility AA2 Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 2, 2011 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated:	August 2, 2011	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 2, 2011	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 2, 2011	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Telenet Additional Facility P Accession Agreement, dated July 15, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance IV Luxembourg S.C.A. as an additional Facility P Lender, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (the Telenet Credit Agreement).*

4.2
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.3
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.4
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International Finance S.â.r.l. as Borrower, Telenet NV and Borrower as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 29, 2011).

4.5
Additional Facility AA Accession Agreement, dated July 26, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations B.V. as an Additional Facility AA Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding B.V., the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the Facility Agreement) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 27, 2011 (File No. 000-51360)).

4.6
Additional Facility AA2 Accession Agreement, dated August 2, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding B.V., The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations B.V. as an Additional Facility AA2 Lender, under the Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 2, 2011 (File No. 000-51360)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith