Form 10-K
period 2011-12-31
Liberty Global, Inc.
filed 2012-02-22
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51360
Liberty Global, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2197030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 220-6600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series B Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Series C Common Stock, par value $0.01 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.0 billion.
The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 16, 2012 was: 145,217,959 shares of Series A common stock; 10,239,144 shares of Series B common stock; and 117,348,039 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    BUSINESS
General Development of Business
Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with continuing consolidated broadband communications and/or direct-to-home satellite (DTH) operations at December 31, 2011, serving 19.5 million customers across 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia) and Kabel BW GmbH (formerly known as Kabel BW Holding GmbH) (KBW), both of which are wholly-owned subsidiaries of Liberty Global Europe, are collectively referred to as the "UPC Broadband Division." UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through our 80%-owned subsidiary, VTR Wireless SA, we are undertaking the launch of mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. Through Liberty Global Europe's 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), a publicly-listed Belgian company, we provide video, broadband internet and telephony services in Belgium. Our continuing operations also include (1) consolidated broadband communications operations in Puerto Rico and (2) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.
Our 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a publicly-listed Australian company that provides DTH services in Australia, was held for sale at December 31, 2011. The operations of Austar in 2011 are briefly described under Narrative Description of Business—Discontinued Operations—Australia below.
In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.
Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2011, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2011.
Recent Developments
Acquisitions

•
KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (formerly known as Musketeer GmbH) (KBW Musketeer), the indirect parent company of KBW, pursuant to a Sale and Purchase Agreement dated March 21, 2011, with Oskar Rakso S.à.r.l as the seller (the KBW Acquisition). At closing, Oskar Rakso S.á.r.l. transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2's payment of the purchase price of €1,062.4 million ($1,381.9 million at the transaction date) in cash. Such purchase price, together with KBW Musketeer's consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.9 million ($3,060.7 million at the transaction date) resulted in total consideration of €3,415.3 million ($4,442.6 million at the transaction date), excluding direct acquisition costs. The regulatory authorities in Germany conditioned their approval of the KBW Acquisition upon our agreement with several conditions primarily concerning our contracts and relationships with housing associations and our encryption of our digital free-to-air (FTA) television services. We acquired KBW in order to achieve certain financial, operational and strategic benefits through the integration of KBW with our existing operations in Germany and, to a lesser extent, other parts of Europe.

•
Aster. On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications operator in Poland (the Aster Acquisition).  The total cash consideration, which UPC Holding initially funded with available cash and cash equivalents, included the equivalent of PLN 1,602.3 million ($513.5 million at the transaction date) that was used to repay Aster's debt immediately prior to our acquisition of Aster's equity and excludes direct acquisition costs.  The approval of the Aster Acquisition by the regulatory authorities in Poland was conditioned upon our agreement to dispose of certain sections of Aster's network on or before March 5, 2013.  We completed the Aster Acquisition in order to achieve certain financial, operational and strategic benefits through the integration of Aster with our existing operations in Poland.
For additional information on the above acquisitions, including related financings, see notes 3 and 9 to our consolidated financial statements included in Part II of this report. In addition, during 2011, we completed various other smaller acquisitions in the normal course of business.
Disposition and Discontinued Operations

•
Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL would acquire 100% of Austar's ordinary shares through a series of transactions (the Austar Transaction), one of which involves our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). The sales price under the transaction is AUD 1.52 ($1.56) in cash per share, which represents a total equity sales price of AUD 1,932.7 million ($1,982.1 million) for a 100% interest in Austar (based on Austar ordinary shares outstanding at December 31, 2011) or AUD 1,046.5 million ($1,073.2 million) for our 54.15% interest in Austar. Completion of the Austar Transaction is subject to a number of conditions, including (1) regulatory approvals regarding (a) competition, which approval has not yet been granted, and (b) foreign investment matters, which approval was received in December 2011, (2) an independent expert's determination that the Austar Transaction is in the best interests of Austar's noncontrolling shareholders, which determination was received in December 2011, (3) our receipt of a private letter ruling from the Internal Revenue Service confirming our intended treatment of the transaction, which ruling we received in November 2011, and (4) approval by a majority in number of the voting noncontrolling shareholders who represent at least 75% of the votes cast by noncontrolling shareholders at the Austar shareholder meeting, which is currently scheduled for March 30, 2012. Assuming the remaining conditions precedent are satisfied as required by the Austar Transaction, it is currently expected that the Austar NCI Acquisition will occur in April 2012 and that FOXTEL's acquisition of 100% of Austar from our company for AUD 1.52 per share will occur in May or June of 2012. If the Austar NCI Acquisition does not close by April 17, 2012 or FOXTEL does not acquire 100% of Austar by June 29, 2012, the applicable underlying agreements will expire if not otherwise extended.

•
Spectrum Licenses. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Austar received total sales consideration of AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt.

For additional information on the above transactions, see note 4 to our consolidated financial statements included in Part II of this report. For information on the operations of Austar in 2011, see Narrative Description of Business—Discontinued Operations—Australia below.
Financings

•
KBW Notes. At December 31, 2011, KBW Musketeer and its subsidiaries had outstanding (1) €680.0 million ($881.3 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes), (2) €800.0 million ($1,036.8 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (3) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes), and (4) €420.0 million ($544.3 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes). The KBW Senior Notes mature on March 15, 2021, the KBW Senior Secured Fixed Rate Notes mature on March 15, 2019, and the KBW Senior Secured Floating Rate Notes mature on March 15, 2018. The KBW Senior Notes are senior obligations of KBW Musketeer that rank equally with all of the existing and future senior debt of KBW Musketeer and are senior to all existing and future subordinated debt of KBW Musketeer. The KBW Senior Secured Notes are senior obligations of KBW that rank equally with all of the existing and future senior debt of KBW and are senior to all existing and future subordinated debt of KBW. The KBW Senior Notes and KBW Senior Secured Notes have been issued pursuant to two indentures, each dated March 31, 2011.

•
KBW Revolving Credit Facility. A subsidiary of KBW is the borrower under a €100.0 million ($129.6 million) secured revolving credit facility agreement dated March 31, 2011, with certain lenders (the KBW Revolving Credit Facility), which was undrawn as of December 31, 2011. Borrowings under the KBW Revolving Credit Facility, which mature on March 31, 2017, may be used for general corporate and working capital purposes.

•
UPC Broadband Holding Bank Facility Refinancing Transactions. The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding BV (UPC Broadband Holding), a wholly-owned subsidiary of UPC Holding. In July and August 2011, UPC Broadband Holding entered into various additional facility accession agreements, resulting in a new redrawable term loan facility (Facility AA) with an aggregate principal amount of €904.0 million ($1,171.5 million). In connection with these transactions, certain lenders under existing Facilities L, M, N, Q and W novated their drawn and undrawn commitments to UPC Broadband Operations BV, a direct subsidiary of UPC Broadband Holding, and entered into the new Facility AA. As a result of these transactions, total commitments of (1) €129.7 million ($168.1 million) under Facility L, (2) €36.8 million ($47.7 million) under Facility M, (3) $30.0 million under Facility N, (4) €392.0 million ($508.0 million) under Facility Q and (5) €125.0 million ($162.0 million) under Facility W were effectively rolled into Facility AA. The final maturity date for Facility AA is July 31, 2016. Facility AA may be increased in the future by entering into one or more additional facility accession agreements.

On October 25, 2011, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AB Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AB Accession Agreement, certain lenders agreed to make available a term loan facility in an aggregate principal amount of $500.0 million (Facility AB).  On October 28, 2011, we borrowed the total amount of Facility AB, receiving proceeds of $485.0 million on a net basis after payment of original issue discount of 3.0%. UPC Broadband Holding used a portion of the net proceeds to repay €285.0 million ($403.6 million at the transaction date) of outstanding redrawable term loans under Facility AA. The final maturity date for Facility AB is December 31, 2017.
UPCB SPE Notes. UPCB Finance II Limited (UPCB Finance II), UPCB Finance III Limited (UPCB Finance III), UPCB Finance V Limited (UPCB Finance V) and UPCB Finance VI Limited (UPCB Finance VI and together with UPCB Finance II, UPCB Finance III and UPCB Finance V, the UPCB SPEs) are each special purpose financing companies that are owned 100% by a charitable trust. At various dates during 2011 and in February 2012, the UPCB SPEs issued €750.0 million ($972.0 million) principal amount of 6.375% senior secured notes due July 1, 2020 (the UPCB Finance II Senior Secured Notes), $1.0 billion principal amount of 6.625% senior secured notes due July 1, 2020 (UPCB Finance III Senior Secured Notes), $750.0 million principal amount of 7.25% senior secured notes due November 15, 2021 (UPCB Finance V Senior Secured Notes) and $750.0 million principal amount of 6.875% senior secured notes due January 15, 2022 (UPCB Finance VI Senior Secured Notes), respectively. UPCB Finance II, UPCB Finance III, UPCB Finance V and UPCB Finance VI used the proceeds from the (1) UPCB Finance II Senior Secured Notes, (2) UPCB Finance III Senior Secured Notes, (3) UPCB Finance V Senior Secured Notes and (4) UPCB Finance VI Senior Secured Notes to fund new additional facilities (Facilities Y, Z, AC and AD, respectively) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership, a wholly-owned subsidiary of UPC Holding, as the borrower. The proceeds from Facility Y were used to repay outstanding amounts under Facilities M and U of the UPC Broadband Holding Bank Facility. The proceeds from Facility Z were used to repay in full Facility P of the UPC Broadband Holding Bank Facility and to repay $811.4 million under Facility T of the UPC Broadband Holding Bank Facility. Of the proceeds from Facility AC, €507.1 million ($685.7 million at the transaction date) was used to reduce amounts outstanding under Facilities AA and W of the UPC Broadband Holding Bank Facility. The proceeds from Facility AD were used to repay in full the amounts outstanding under Facilities M, N and O of the UPC Broadband Holding Bank Facility.
Pursuant to the respective indentures for the UPCB Finance II Senior Secured Notes, the UPCB Finance III Senior Secured Notes, the UPCB Finance V Senior Secured Notes and UPCB Finance VI Senior Secured Notes and the respective accession agreements for Facilities Y, Z, AC and AD, the call provisions, maturity and applicable interest rate for Facilities Y, Z, AC and AD are the same as those of the UPCB Finance II Senior Secured Notes, the UPCB Finance III Senior Secured Notes, the UPCB Finance V Senior Secured Notes and the UPCB Finance VI Senior Secured Notes, respectively. The UPCB SPEs, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections similar to those afforded to the other lenders.

•
Telenet Credit Facility. The Telenet Credit Facility is the senior secured credit facility of Telenet NV and Telenet International Finance S.á.r.l. (Telenet International), each a wholly-owned subsidiary of Telenet. During the third quarter of 2011, pursuant to various facility accession agreements, Telenet International executed (1) two new term loan facilities (Telenet Facilities Q and R) in aggregate principal amounts of €431.0 million ($558.7 million) and €798.6 million ($1,035.0 million), respectively, and (2) a revolving credit facility (Telenet Facility S) in an aggregate principal amount of €158.0 million ($204.8 million), which was undrawn at December 31, 2011. In connection with these transactions, (1) certain lenders novated their existing Telenet Facility G drawn commitments to Telenet Luxembourg Finance Center S.à.r.l., a subsidiary of Telenet NV, and entered into the new Telenet Facilities Q and R and (2) Telenet's then-existing undrawn €175.0 million ($251.7 million at the transaction date) revolving credit facility was canceled. As a result of these transactions, €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G drawn commitments were effectively rolled into the new Telenet Facilities Q and R. Telenet Facilities Q, R and S mature on July 31, 2017, July 31, 2019 and December 31, 2016, respectively. Such Facilities may be increased in the future by entering into one or more additional facility accession agreements.
On February 17, 2012, Telenet International entered into an additional facility accession agreement, the Additional Facility T Accession Agreement, under the Telenet Credit Facility. Pursuant to the Additional Facility T Accession Agreement, certain lenders agreed to provide a new term loan facility in an aggregate principal amount of €175.0 million ($226.8 million) (Facility T). The final maturity date for Facility T will be December 31, 2018.

•
Telenet SPE Notes. Telenet Finance III Luxembourg S.C.A. (Telenet Finance III) is a special purpose financing company that is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On February 15, 2011, Telenet Finance III issued €300.0 million ($388.8 million) principal amount of 6.625% senior secured notes due February 15, 2021 (the Telenet Finance III Senior Notes). Telenet Finance III used the proceeds from the Telenet Finance III Senior Notes to fund a new additional facility (Telenet Facility O) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International applied €286.5 million ($387.1 million at the transaction date) of the proceeds from Telenet Facility O to redeem a portion of the outstanding borrowings under Telenet Facilities K and L1. The remaining €80.0 million ($103.7 million) of outstanding borrowings under Telenet Facilities K and L1 were rolled into a new Telenet Facility G2 under the Telenet Credit Facility, which had terms similar to the existing Telenet Facility G.

Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) is a special purpose financing company that is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On June 15, 2011, Telenet Finance IV issued €400.0 million ($518.4 million) principal amount of floating rate senior secured notes due June 15, 2021(the Telenet Finance IV Senior Notes and together with the Telenet Finance III Senior Notes, the Telenet SPE Notes). Telenet Finance IV used the proceeds from the Telenet Finance IV Senior Notes to fund a new additional facility (Telenet Facility P) under the Telenet Credit Facility, with Telenet International as the borrower. In July 2011, Telenet International used the proceeds from Telenet Facility P to repay the remaining €400.1 million ($575.4 million at the transaction date) outstanding under Telenet Facilities G and J of the Telenet Credit Facility, after taking into account the €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G commitments that were rolled into new Telenet Facilities Q and R under the Telenet Credit Facility.
Pursuant to the respective indentures for the Telenet SPE Notes and the respective accession agreements for Facilities O and P, the call provisions, maturity and applicable interest rate for Telenet Facility O and Telenet Facility P are the same as those of the Telenet SPE Notes, the proceeds of which were used to fund loans under such Facilities. Telenet Finance III and Telenet Finance IV, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders.
For a further description of the terms of the above financings, including call provisions, and certain other transactions affecting our consolidated debt in 2011, see note 9 to our consolidated financial statements included in Part II of this report.

Equity Transactions

•
UGC Convertible Notes. On March 15, 2011, we called for redemption the remaining €328.2 million ($425.3 million) principal amount outstanding of the 1.75% euro-denominated convertible senior notes due April 15, 2024, that had been issued by our subsidiary, UnitedGlobalCom, Inc., in 2004 (the UGC Convertible Notes).  As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding UGC Convertible Notes were converted into an aggregate of 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock.

•
LGI Convertible Notes. During the second and third quarters of 2011, we completed the exchange of 99.8% and 0.2%, respectively, of the $935.0 million principal amount of our 4.50% convertible senior notes due November 15, 2016 for aggregate consideration of 26,423,266 shares of our LGI Series A common stock, 8,807,772 shares of our LGI Series C common stock and $186.7 million of cash (excluding cash paid for accrued but unpaid interest).

•
Stock Repurchases. Pursuant to our various stock repurchase programs, we repurchased during 2011 a total of 9,114,812 shares of LGI Series A common stock at a weighted average price of $38.99 per share and 14,203,563 shares of LGI Series C common stock at a weighted average price of $39.22 per share, for an aggregate cash purchase price of $912.3 million, including direct acquisition costs. On December 14, 2011, our board of directors authorized a new program of up to $1.0 billion (before direct acquisition costs) for the repurchase of LGI Series A common stock, LGI Series C common stock, or any combination of the foregoing, through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. At December 31, 2011, the remaining amount authorized for stock repurchases was $1,011.1 million.

For additional information regarding the UGC Convertible Notes and the LGI Convertible Notes, see note 9 to our consolidated financial statements included in Part II of this report.
* * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding our expectations on the timing of the closing of the Austar Transaction, our expectations with respect to our growth prospects and our strategic initiatives over the next few years, our estimated future costs for the Belgian football (soccer) rights acquired by Telenet, our expectations regarding our operating cash flow margins and percentage of revenue represented by our capital expenditures (and the composition thereof) in 2012, the amount of our anticipated non-functional currency transactions in 2012, the future projected cash flows of our continuing operations associated with our derivative instruments, our business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues in the European Union (EU) and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
consumer acceptance of our existing service offerings, including our digital video, broadband internet and telephony services, and of new technology, programming alternatives and broadband services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet and telephony services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

•
the ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, such as our pending disposition of Austar, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisition of Aster and KBW on our operations in Poland and Germany, respectively;

•	our ability to successfully negotiate rate increases where applicable;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	capital spending for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and realize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the outcome of any pending or threatened litigation;

•	any further consolidation of the foreign broadband distribution industry;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
 The broadband distribution services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.
Financial Information About Operating Segments
Financial information about our reportable segments appears in note 17 to our consolidated financial statements included in Part II of this report.
Narrative Description of Business
Broadband Distribution
Overview
We offer a variety of broadband services over our cable distribution systems, including video, broadband internet and telephony. Available service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications. We operate our broadband communications businesses in (1) Europe through Liberty Global Europe's UPC Broadband Division and through its subsidiary, Telenet, and (2) Chile through VTR. We also operate a cable distribution system in Puerto Rico. In addition, in select markets, we offer video services through DTH or through multichannel multipoint (microwave) distribution systems (MMDS). In terms of video subscribers, Liberty Global Europe operates the largest cable network in each of Austria, Belgium, Chile, Czech Republic, Hungary, Ireland, Poland, Slovakia and Switzerland and the second largest cable network in Germany, the Netherlands and Romania.

The following table presents certain operating data as of December 31, 2011, with respect to the cable, DTH and MMDS systems of our subsidiaries in Europe, Chile and Puerto Rico. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
December 31, 2011

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video					Internet		Telephony
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Homes Serviceable (9)	Subscribers (10)	Homes Serviceable (11)	Subscribers (12)
UPC Broadband Division:
Germany	12,445,300	12,034,500	6,932,300	10,383,600	4,768,600	1,983,800	—	—	6,752,400	12,034,500	1,799,500	12,034,500	1,831,700
The Netherlands (13)	2,797,900	2,784,200	1,819,600	3,605,500	808,000	1,010,200	—	—	1,818,200	2,795,600	943,700	2,793,700	843,600
Switzerland (13)	2,084,500	1,776,800	1,526,800	2,403,800	917,400	570,000	—	—	1,487,400	2,254,400	553,200	2,254,400	363,200
Austria	1,180,300	1,180,300	681,100	1,304,400	208,800	302,100	—	—	510,900	1,180,300	444,700	1,180,300	348,800
Ireland	868,200	709,000	533,000	886,400	82,400	331,400	—	55,000	468,800	709,000	255,400	674,600	162,200
Total Western Europe	19,376,200	18,484,800	11,492,800	18,583,700	6,785,200	4,197,500	—	55,000	11,037,700	18,973,800	3,996,500	18,937,500	3,549,500
Hungary	1,417,000	1,402,400	965,600	1,566,500	323,100	290,300	219,300	—	832,700	1,402,400	427,800	1,404,900	306,000
Romania	2,072,400	1,650,400	1,142,600	1,608,100	508,200	351,700	282,800	—	1,142,700	1,650,400	281,300	1,588,600	184,100
Poland	2,620,100	2,476,900	1,497,000	2,494,400	727,300	626,100	—	—	1,353,400	2,476,900	775,800	2,464,700	365,200
Czech Republic	1,334,900	1,226,600	741,400	1,212,000	81,800	421,600	81,400	—	584,800	1,226,600	432,300	1,223,900	194,900
Slovakia	486,400	455,300	276,900	395,700	102,400	109,400	46,700	800	259,300	421,400	87,500	421,400	48,900
Total Central and Eastern Europe	7,930,800	7,211,600	4,623,500	7,276,700	1,742,800	1,799,100	630,200	800	4,172,900	7,177,700	2,004,700	7,103,500	1,099,100
Total UPC Broadband Division	27,307,000	25,696,400	16,116,300	25,860,400	8,528,000	5,996,600	630,200	55,800	15,210,600	26,151,500	6,001,200	26,041,000	4,648,600
Telenet (Belgium)	2,843,800	2,843,800	2,198,500	4,384,200	789,000	1,409,500	—	—	2,198,500	2,843,800	1,305,600	2,843,800	880,100
The Americas:
VTR (Chile)	2,758,300	2,129,800	1,101,800	2,330,800	214,600	702,700	—	—	917,300	2,129,800	766,300	2,119,900	647,200
Puerto Rico	353,000	353,000	121,600	214,700	—	79,100	—	—	79,100	353,000	86,200	353,000	49,400
Total The Americas	3,111,300	2,482,800	1,223,400	2,545,500	214,600	781,800	—	—	996,400	2,482,800	852,500	2,472,900	696,600
Grand Total	33,262,100	31,023,000	19,538,200	32,790,100	9,531,600	8,187,900	630,200	55,800	18,405,500	31,478,100	8,159,300	31,357,700	6,225,300

___________________

(1)
Homes Passed are homes or residential multiple dwelling units that can be connected to our networks without materially extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used in Switzerland and the Netherlands (see note 13) or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Switzerland's and the Netherlands' partner networks or the unbundled loop and shared access network used by Austria GmbH.

(2)
Two-way Homes Passed are Homes Passed by those sections of our networks that are technologically capable of providing two-way services, including video and internet services and, in most cases, telephony services. Due to the fact that we do not own the partner networks used in Switzerland and the Netherlands or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Switzerland's or the Netherlands' partner networks or the unbundled loop and shared access network used by Austria GmbH.

(3)
Customer Relationships are the number of customers who receive at least one of our video, internet or voice services that we count as Revenue Generating Units (RGUs), without regard to which or to how many services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. For further information regarding our EBU calculation, see Additional General Notes to Tables below. Customer Relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two Customer Relationships. We exclude mobile customers from Customer Relationships. For Belgium, Customer Relationships only include customers who subscribe to an analog or digital cable service due to billing system limitations.

(4)
Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g. a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers, free service to employees) generally are not counted as RGUs.

(5)
Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. In light of the fact that our digital free-to-air television channels are not encrypted in certain portions of our German footprint, the Analog Cable Subscriber count reported for Germany also includes subscribers who may use a purchased set-top box or other non-verifiable means to receive our unencrypted basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee (Basic Digital Cable Subscriber). In Europe, we have approximately 445,900 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

(6)
Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service in one premises as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. Basic Digital Cable Subscribers in Germany (see note 5 above) are not included in the Digital Cable Subscriber count reported for Germany. Subscribers in Switzerland and Belgium who use purchased set-top boxes or other means to receive our basic digital cable service, but do not pay a recurring monthly service fee in addition to the basic analog service fee, are counted as Digital Cable Subscribers to the extent that such individuals are subscribing to our analog cable service. At December 31, 2011, we included 224,200 and 63,600 of these subscribers in the Digital Cable Subscribers reported for Belgium and Switzerland, respectively. In the case of Switzerland, we estimate the number of such subscribers. Subscribers to digital cable services provided by our Switzerland operations over partner networks receive analog cable services from the partner networks as opposed to our Switzerland operations.

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

(10)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers in Austria include 70,200 residential digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections. In Germany, we offer a 128Kbps wholesale internet service to housing associations on a bulk basis. Our Internet Subscribers in Germany include 6,000 subscribers within such housing associations who have requested and received a modem that enables the receipt of this 128Kbps wholesale internet service.

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

(12)
Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. Our Telephony Subscribers in Austria include 52,700 residential subscribers of Austria GmbH that are not serviced over our networks.

(13)
Pursuant to service agreements, Switzerland and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by the applicable service agreements. Internet and Telephony Homes Serviceable with respect to partner networks have been estimated by our Switzerland operations. These estimates may change in future periods as more accurate information becomes available. At December 31, 2011, Switzerland's partner networks account for 118,500 Customer Relationships, 203,500 RGUs, 80,200 Digital Cable Subscribers, 477,600 Internet and Telephony Homes Serviceable, 72,700 Internet Subscribers, and 50,600 Telephony Subscribers. In addition, partner networks account for 491,800 of Switzerland's digital cable homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2011 subscriber table.

Additional General Notes to Tables:
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels and hospitals, in Chile and Puerto Rico and certain commercial establishments in Europe (with the exception of Germany and Belgium, where we do not count any RGUs on an EBU basis). Our EBUs are generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates. On a business-to-business (B2B) basis, certain of our subsidiaries provide voice, broadband internet, data and other services to businesses, primarily in Switzerland, Belgium, the Netherlands, Austria, Hungary, Ireland, Romania, the Czech Republic and Poland. We generally do not count customers of B2B services as customers or RGUs for external reporting purposes. In this regard, the RGUs presented in our December 31, 2011 subscriber table exclude 141,800 small office and home office (SOHO) subscribers to B2B internet (71,700), telephony (49,100) and digital cable (21,000) services provided by our UPC Broadband Division. In Germany, homes passed reflect the footprint, and two-way homes passed and internet and telephony homes serviceable reflect the technological capability, of our network up to the street cabinet, with drops from the street cabinet to the building generally added, and in-home wiring generally upgraded, on an as needed or success-based basis. In Belgium, Telenet leases a portion of its network under a long-term capital lease arrangement. These tables include operating statistics for Telenet's owned and leased networks.
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

Residential Services

•
Video. Our cable operations offer a full range of video services, including basic and premium programming and incremental product and service offerings, such as high definition (HD) channels, digital video recorder (DVR), HD DVR, an electronic programming guide and, in certain markets, video-on-demand (VoD) or near-video-on-demand (NVoD). In several of our markets, we also have enhanced pay-per-view programming and/or programming in 3D format on channels we distribute and through VoD. To receive our digital services, a subscriber must either purchase or rent a set-top box, and obtain a conditional access security card, or a smart card, from our operators. A smart card is not, however, required for basic digital services in the German federal state of Baden-Württemberg because we do not encrypt our basic digital services in that market. In some of our markets, a subscriber may use a "digicard" to access our digital services. A "digicard" is a small device that allows customers with a common interface plus (CI+) enabled television set, who subscribe to, or otherwise have access to, our digital video service, to view such services without a set-top box. A set-top box is not required to receive our analog services.

Our cable operations generally offer two or three tiers of digital video programming and audio services. Subscribers to our basic digital video service pay a fixed monthly fee and generally receive at least 45 video channels and several audio services. In most of our markets, our basic digital service is at an incremental cost over the monthly fee for our basic analog service. For an additional monthly charge, a subscriber may upgrade to one of our extended digital tier services and receive an increased number of video channels, including the channels in the basic tier service. A limited number of HD channels are generally included in our basic tiers of service. Digital subscribers may also subscribe to one or more packages of premium channels, including additional HD channels. In all digital tiers of service, a subscriber also has the option for an incremental monthly charge to upgrade the digital set-top box to one with DVR or HD DVR capabilities, which may be rented or purchased. In certain of our operations, VoD services are available on a subscription basis or a transaction basis, depending on location and the tier of digital service selected by the subscriber.
In addition to our digital video services, we offer limited analog services in all of our broadband markets. Subscribers to our analog video service typically receive 18 to 54 channels of video service, depending on their location. Subscribers to our digital services also receive the channels available through our analog service. We offer in certain of our markets a lifeline tier with limited video channels. In Ireland and Slovakia, we offer a limited number of video channels through MMDS.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of one or more of our services (bundled services): video, internet, telephony and, in certain markets, mobile telephony. Bundled services are referred to as "double-play" for two services, "triple-play" for three services and "quadruple-play" for four services.
We tailor our tiers of video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements. Our channel offerings include general entertainment, sports, movies, documentaries, lifestyles, news, adult, children and ethnic and foreign channels. In each of our markets, we also offer a variety of premium channel packages to meet the special interests of our subscribers. In all of our broadband operations we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a digital service.
We offer digital video services through DTH satellite in the Czech Republic, Hungary, Romania and Slovakia. We offer these services through UPC DTH S.a.r.l (UPC DTH), a subsidiary of Liberty Global Europe organized in Luxembourg, which also has a management arrangement with another subsidiary, FocusSat Romania Srl (FocusSat), to provide these services in Romania. Similar to our video cable services, we offer a lifeline tier of service, a basic video tier of service and, for an additional monthly charge, subscribers may upgrade to an extended tier of service and may subscribe to various premium channel packages.

•
Broadband Internet.We offer multiple tiers of broadband internet service in all of our broadband communications markets. Such service has download speeds ranging up to an ultra high-speed internet service of at least 100 Mbps. In 2011, our operations in Poland began offering a download speed of up to 150 Mbps. Our ultra high-speed internet service is based primarily on Euro DOCSIS 3.0 technology. In Switzerland, it is based on US DOCSIS 3.0 technology. We also offer value-added broadband services through certain of our operations for an incremental charge. These services include security and online storage solutions. As described under —Telephony below, we offer mobile broadband services in certain of our markets.

Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. In the Netherlands, Romania and Switzerland, a subscriber must subscribe to our video service in order to subscribe to our internet service. In our other markets, our broadband internet service is available on a stand-alone basis or in combination with one or more of our other services. Subscribers to our internet service pay a monthly fee based on the tier of service selected. We determine pricing for each different tier of internet service through analysis of speed, data limits, market conditions and other factors.

•
Telephony. Multi-feature telephony services are available through voice-over-internet-protocol (VoIP) in all of our broadband communication markets. In Austria, Chile and Hungary, we also provide circuit-switched telephony services. We are also offering mobile services, both internet and voice, as a mobile virtual network operator (MVNO) over third-party networks in Belgium, Germany and Poland. Our telephony service may be selected on a stand-alone basis or in combination with one or more of our other services. Our telephony service includes a basic telephony product for line rental (which includes unlimited network calling in some countries, like Romania) and, in most of our markets, unlimited national off peak calling branded “Freetime,” unlimited national 24/7 calling branded “Anytime” and Minute Packs, including calls to mobile phones. Our price plans also include unlimited international calls within the EU, in most of our markets. We also offer value-added services, such as a second phone line, a personal call manager, unified messaging and caller ID, at an incremental cost.

Telenet provides its mobile telephony service as a full MVNO through a partnership with a third party mobile network operator. Telenet owns the core network, including switching, backbone, interconnections, etc., and leases the third party's radio access network. This arrangement permits Telenet to offer its customers all mobile services using its core network without having to build and operate a cellular radio tower network. UPC Germany and UPC Poland provide their mobile telephony as light MVNOs. In each case, UPC Germany and UPC Poland lease the core network as well as the radio access network from a mobile network operator. These arrangements permit UPC Germany and UPC Poland customers to have access to the third party mobile communications services with UPC Germany and UPC Poland maintaining the customer relationships. UPC Poland offers its mobile service primarily in the Warsaw and Krakow regions of Poland. UPC Germany offers its mobile service to its customers located in Baden-Württemberg and began offering it in December 2011 in North Rhine-Westphalia and Hesse either on a stand-alone basis or in bundles. Where mobile services are available within our operations, subscribers pay varying monthly fees depending on whether the service is included with our fixed-line telephony service or includes mobile data services via mobile phones or laptops. Usually calls within the network are free and calls out of network incur a charge or are covered under a monthly service plan.
Business Services
In addition to our residential services, we offer a range of voice, broadband internet and data services to business customers in most of our service areas where our network is two-way capable. Our B2B services are designed with a wide variety of options to meet the specific demands of the business customer. Our business customers range from SOHO (generally fewer than 20 employees) to medium and large enterprises. All of our broadband operations offer B2B services, with our operations in Austria, Belgium, the Czech Republic, Hungary, Ireland, the Netherlands, Poland, Romania and Switzerland being the main providers of such services. Through an arrangement with Vodafone Group Plc (Vodafone), our operations in the Netherlands offer mobile internet to SOHOs subscribing to our broadband internet service. Hosting services are available through several of our operations, although mainly in Austria and Belgium. In addition, certain of our operations offer their B2B services on a wholesale basis. In Chile and Switzerland, we also offer video services to business customers on a wholesale basis.
Our business services are provided to business subscribers at contractually established fees based on the size of the business customer and type of services received. SOHO subscribers receive services on the same terms and conditions offered to our residential subscribers. For medium to large enterprises, we enter into individual agreements that address their needs. These agreements are for a period of one or more years and cannot be terminated during the term of the agreement. In addition to providing B2B services over our networks, we also have agreements to provide these services to our B2B customers over dedicated fiber lines and third party fiber networks.
Technology
In almost all of our markets, our video, broadband internet and telephony services are transmitted over a hybrid fiber coaxial cable network. When upgraded, this network allows for two-way communications and is flexible enough to support our current services, as well as new services. In addition, the capacity available on our network increases as our analog subscribers switch to a digital service. This is because multiple digital channels can be compressed into the same space as one analog channel in the broadcast spectrum. The available space can then be used for other purposes such as VoD services and high broadband speeds.
We continue to explore new technologies that will enhance our customer's television experience, such as:

•	recapturing bandwidth and optimizing our networks by increasing the number of nodes in our markets and using digital compression technologies;

•	using wireless technologies to extend our services outside the home;

•	offering remote access to our video services through personal computers, tablets and smart phones; and

•
developing a multimedia home gateway based on an internet protocol-based digital television-platform, which we refer to as “Horizon,” that is capable of distributing video, voice and data content throughout the home and to multiple devices, such as tablets and smart phones and provides a seamless intuitive way to access live, time-shifted, on-demand and web-based content on the television.

Horizon is currently undergoing field trials and is anticipated to be launched in the Netherlands in 2012, with a phased expansion in Switzerland and Germany thereafter. In addition, an online viewing service will be available through personal computers and will allow online viewing through IP-connected devices and smart phones. Our online video services will become available in the same markets where we launch Horizon. This service in conjunction with our Horizon gateway will allow subscribers to view and share their television programming on multiple screens wirelessly throughout the home.
Supply Sources
For our video services, we license most of our programming and on-demand offerings from broadcast and cable programming networks, as well as DTH content providers. For such licenses, we generally pay a monthly fee on a per channel or per subscriber basis. We generally enter into long-term programming licenses with volume discounts and marketing support. For on-demand programming, we generally enter into shorter-term agreements. We purchase each type of customer premise equipment from a number of different suppliers. Customer premise equipment includes set-top boxes, DVRs, tuners and similar devices. For each type of equipment, we retain specialists to provide customer support.
We license software products, including email and security software, and content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay on a per subscriber basis for software licenses and a share of advertising revenue for content licenses. For our telephony services, we license software products, such as voice mail and caller ID, from a variety of suppliers. For these licenses we attempt to enter into long-term contracts, which generally require us to pay based on usage of the services.

The following table presents certain penetration and network data as of December 31, 2011, with respect to the cable systems of our consolidated subsidiaries in Europe and Chile. The table reflects 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage. Percentages are rounded to the nearest whole number.

Network & Product Penetration Data (%)
at December 31, 2011

	Germany	Netherlands	Switzerland	Austria	Ireland	Czech Republic	Hungary	Poland	Romania	Slovakia	Belgium	Chile

LGI Network Data:

Two-way homes passed (HP) percentage (1)	97	100	85	100	82	92	99	95	80	94	100	77
Digital video availability percentage (2)	100(9)	99	87(9)	100	96	92	98	93	86	90	100	77
Broadband internet availability percentage (2)	97(9)	99	85(9)	100	82	92	99	95	80	87	100	77
Fixed-line telephony availability percentage (2)	97(9)	99	85(9)	100	78	92	99	94	77	87	100	77

Bandwidth percentage (3):
at least 860 MHz	97	100	94	90	51	93	11	99	81	95	17	22
750 MHz to 859 MHz	—	—	—(10)	—	22	—(10)	59	—(10)	3	—	—	60
less than 750 MHz	3	—	6	10	27	7	30	—(10)	16	5	83	17

LGI Product Penetration:
Cable television penetration (4)	54	65	71	43	48	38	43	52	41	44	77	33
Digital cable penetration (5)	29	56	38	59	80	84	47	46	41	52	64	77
HD, DVR & HD DVR penetration (6)	21	62	68	54	68	23	48	77	14	14	89	27
Broadband internet penetration (7)	15	34	25	38	36	35	31	31	17	21	46	36
Fixed telephony penetration (7)	15	30	16	30	24	16	22	15	12	12	31	31

Double-play penetration (8)	4	9	17	22	21	37	32	27	21	11	28	21
Triple-play penetration (8)	23	44	20	35	22	17	24	20	17	20	36	45

_____________________

(1)	Percentage of total HP that are two-way HP.

(2)	Percentage of total HP to which digital video (including digital MMDS), broadband internet or fixed telephony services, as applicable, are made available.

(3)	Percentage of total HP served by a network with the indicated bandwidth. HP for Ireland excludes MMDS HP.

(4)	Percentage of total HP that subscribe to cable television services (Analog Cable or Digital Cable).

(5)	Percentage of cable television subscribers (Analog Cable and Digital Cable Subscribers) that are Digital Cable Subscribers.

(6)	Percentage of Digital Cable Subscribers with HD, DVR or HD DVR.

(7)	Percentage of Internet Homes Serviceable and Telephony Homes Serviceable that subscribe to broadband internet or fixed-telephony services, as applicable.

(8)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony).

(9)	Assuming the contractual right to serve the building exists in the case of multiple dwelling units.

(10)	Less than 1%.

(11)	Almost all of these homes passed are served by a network with a bandwidth of at least 600 MHz.

The following table provides information on the products and services available to our cable customers. Percentages are rounded to the nearest whole number.

Video, Broadband Internet & Telephony Services
at December 31, 2011

	Germany	Netherlands	Switzerland	Austria	Ireland	Czech Republic	Hungary	Poland	Romania	Slovakia	Belgium	Chile

Video services (excluding DTH):
VoD	X(4)	X	X	X			X	X			X	X
NVoD	X(5)
DVR	X	X	X	X	X	X	X	X	X	X	X	X
HD	X	X	X	X	X	X	X	X	X	X	X	X
Electronic programming guide	X	X	X	X	X	X	X	X	X	X	X	X
Number of channels in basic digital tier	up to 75 or 157(6)	68	55	78	47	85	71	114	117	84	70	76
Number of channels in basic analog tier(1)	36 or 38(6)	32	37	38	18	41	27	49	54	47	25	46
Number of unique channels in basic digital tier(2)	40 or 119(6)	36	18	40	29	70	42	65	65	33	45	30
Number of HD channels	22 or 40(6)	28	20	23	13	13	12	22	13	11	16	19

Broadband internet service:
Maximum download speed offered (Mbps)	128	120	100	100	100	120	120	150	120	120	100	120
Percentage of Internet Homes serviceable with 3.0 speeds of at least 100 Mbps (3)	98	100	81	100	79	93	93	66	74	84	100	100

Telephony service:
VoIP	X	X	X	X	X	X	X	X	X	X	X	X
Mobile (MVNO)	X							X			X

___________________

(1)	Excludes the lifeline tier.

(2)	Excludes the channels that are also included in basic analog tier.

(3)	Percentage of total two-way HP to which broadband internet service with download speeds of 100 Mbps or greater is available.

(4)	Currently available in the German federal state of Baden-Württemberg.

(5)	Currently available in the German federal states of North Rhine-Westphalia and Hesse.

(6)	Depending on whether the subscriber is located in Baden-Württemberg, North Rhine-Westphalia or Hesse.

Operations
 Provided below is country-specific information with respect to the broadband communications and DTH services of our subsidiaries.

•
Germany. The UPC Broadband Division's operations in Germany are operated by Unitymedia and, since December 15, 2011, by KBW (collectively, UPC Germany). UPC Germany's operations are located in the German federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse and includes the major cities of Cologne, Dortmund, Dusseldorf, Essen, Frankfurt, Heidelberg, Karlsruhe, Mannheim and Stuttgart. UPC Germany offers video, internet and fixed telephony services throughout most of its footprint. UPC Germany offers mobile service as a MVNO through arrangements with Telefónica Germany GmbH & Co. OHG (Telefónica Germany). This mobile service is comprised of voice and data. UPC Germany introduced a digicard for its video cable customers in 2011. The digicard is available to customers for an incremental monthly charge and allows the customer to view their digital video service without the need of a set-top box. Through an agreement with Sky Deutschland AG (Sky Deutschland), KBW offers its subscribers in Baden-Württemberg channels from Sky Deutschland and, in addition, a bundle of its internet and telephony services with premium channels from Sky Deutschland. Through another agreement with Sky Deutschland, Unitymedia subscribers in North Rhine-Westphalia and Hesse may receive Sky Deutschland channels using their Unitymedia smart cards. Transactional NVoD services are available to subscribers to UPC Germany's digital video service with a set top box or digicard in the German federal states of North Rhine-Westphalia and Hesse and VoD is available to subscribers to its digital video service in the German federal state of Baden-Württemberg. UPC Germany's VoD service, including catch-up television, has approximately 1,500 movies, including movies from several Hollywood studios and HD programming.

Approximately 64% of UPC Germany's video customers are in multiple dwelling units where UPC Germany has the billing relationship with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations.  Many of these agreements allow UPC Germany to offer its digital video, broadband internet and telephony services directly to the tenant. Professional Operators may procure the basic video signals from UPC Germany at volume-based discounts and generally resell them to housing associations with whom the operator maintains the customer relationship. UPC Germany has entered into agreements with Professional Operators, such as Tele Columbus Multimedia GmbH, that allow UPC Germany to market its digital video, broadband internet and telephony services directly to the Professional Operator's subscriber base. In order to provide these advanced services to tenants who request them, UPC Germany adds a drop to connect its distribution network to the building, and upgrades the in-home wiring, on an as needed or success-based basis.
Although the majority of UPC Germany's service agreements with housing associations have multi-year terms, in connection with the KBW Acquisition, we agreed that certain of the agreements with the largest housing associations that have a remaining term of more than three years will be granted early termination rights. For additional information concerning the commitments we have made to regulators in connection with the KBW Acquisition, see Regulatory Matters—Europe—Germany below.
Unitymedia and KBW have each entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom AG (Deutsche Telekom), for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. In addition, Unitymedia and KBW purchase a portion of the electricity required for the operation of their respective networks through Deutsche Telekom under such agreements. UPC Germany's ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements are long-term and may only be terminated under certain limited exceptions.

Any termination, however, would have a material adverse effect on the operations of UPC Germany.

•
The Netherlands. The UPC Broadband Division's operations in the Netherlands (UPC Netherlands) are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. UPC Netherlands offers video, internet and fixed telephony throughout its footprint.

UPC Netherlands' VoD service, including catch-up television, is available to subscribers to its digital tiers on a transaction basis. A subscription-based VoD service is included in the extended digital tier for no additional charge. The subscription-based VoD service includes various programming, such as catch-up television, music, kids, documentaries, adult, sports or series and a limited amount of 3D programming. Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Eredivisie Live, alone or in combination, for additional monthly charges. In 2010, UPC Netherlands introduced an application that allows its subscribers to record a program remotely through an iPhone or iPad mobile digital device or a mobile internet browser, as well as an internet browser on a personal laptop or desktop computer. In 2011, UPC Netherlands introduced a digicard for an incremental monthly charge. The digicard allows the customer to view their full digital video service on a second television, which has a CI+ slot, without the need for a set-top box.
In April 2010, Ziggo 4 BV, a joint venture between UPC Netherlands and Ziggo BV (the largest cable operator in the Netherlands), acquired licenses in the 2.6 GHz spectrum bands. This band is suited for long-term evolution wireless service, the next generation of ultra high-speed mobile data (LTE). In October 2012, another auction for various spectrum bands, including the 800 MHz spectrum band, will take place. A portion of the 800 MHz spectrum band has been reserved for new entrants, such as UPC Netherlands. All bands are technology neutral and can be used for any mobile technology selected.

•
Switzerland. The UPC Broadband Division's operations in Switzerland and a small portion of Austria (UPC Cablecom) are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva, and in the region of Vorarlberg, Austria. UPC Cablecom's basic video service (digital or analog) is available in any one of three languages (French, German or Italian). In addition to its video, broadband internet and telephony services, UPC Cablecom has entered into a partnership with a mobile communications provider, which will allow it to offer mobile service as a full MVNO and market quadruple-play packages.

In each of its digital cable packages, UPC Cablecom includes the functionality for transaction-based VoD service (depending on location), including catch-up television and pay-per-view services, and HD channels. In 2010, UPC Cablecom introduced a digicard. A customer purchasing the digicard may, for a one-time fee, view UPC Cablecom's digital entry tier service without an additional monthly charge. A digicard may also be used to view any of UPC Cablecom's other digital packages with the customer paying the incremental charge over the digital entry tier's applicable rate.
For 66% of its video subscribers, UPC Cablecom maintains billing relationships with landlords or housing associations, which typically provide basic video service for an entire building and do not terminate service each time there is a change of tenant in the landlord's or housing association's premises.
UPC Cablecom offers digital video, broadband internet and fixed-line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with UPC Cablecom. UPC Cablecom has the direct customer billing relationship with the subscribers who take these services on the partner networks. By permitting UPC Cablecom to offer some or all of its digital video, broadband internet and fixed-line telephony products directly to those partner network subscribers, UPC Cablecom's service operating contracts have expanded the addressable markets for UPC Cablecom's digital products. In exchange for the right to provide digital products directly to the partner network subscribers, UPC Cablecom pays to the partner network a share of the revenue generated from those subscribers. UPC Cablecom also provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks.

•
Other Western Europe. The UPC Broadband Division also operates cable and DSL networks in Austria (excluding the Austrian portion of UPC Cablecom's network) (UPC Austria) and cable and MMDS networks in Ireland (UPC Ireland). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. UPC Austria's DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology.

Austria. UPC Austria's cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck and Klagenfurt, and two smaller cities. Three of these cities (Vienna, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city.

UPC Austria's video service (digital and analog) is available primarily in the German language. Its premium packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, adult and international channels. In addition, though an agreement with Sky Deutschland, UPC Austria offers its digital subscribers a number of premium channels, including HD channels, from Sky Deutschland.  UPC Austria offers its broadband internet service over cable and over DSL.
Ireland. UPC Ireland's operations are located in five regional clusters, including the capital city of Dublin and other cities, including Cork, Galway and Limerick. In its extended tiers of service for digital video, UPC Ireland includes two premium channels (both ESPN sports channels) for no additional charge. To complement its digital offering, UPC Ireland also offers its digital subscribers several premium channels (sports, movies, adult, ethnic and kids) and a pay-per-view service. In 2011, UPC Ireland introduced an application that allows a subscriber to record a program remotely through a web-connected device such as a personal computer or mobile phone.

•
Central and Eastern Europe. The UPC Broadband Division also operates cable networks in the Czech Republic (UPC Czech), Hungary (UPC Hungary), Poland (UPC Poland) and Romania (UPC Romania), and Slovakia (UPC Slovakia). VoD service, including catch-up television, is available to our subscribers in Hungary and in major metropolitan areas in Poland. The UPC Broadband Division also has DTH operations in certain of these countries, which it provides through UPC DTH.

Czech Republic. UPC Czech's operations are located in cities and towns throughout the Czech Republic, including Prague, Brno, Ostrava, Plzen and Liberec. Subscribers to UPC Czech's digital video service may also receive such service through a digicard without the need of a set-top box. UPC Czech offers a lifeline tier and basic tier of digital programming, as well as extended tiers and premium packages. Approximately 56% of UPC Czech's digital cable subscribers receive the lifeline service. UPC Czech's analog service is offered only in areas where its digital service is not available.
Hungary. UPC Hungary's operations are located in 22 major Hungarian towns and cities, including the capital city of Budapest and the cities of Debrecen, Miskolc, Pécs and Székesfehérvár. In addition to its video cable services, UPC Hungary has 36,700 asymmetric digital subscriber line (ADSL) subscribers on its twisted copper pair network located in the southeast part of Pest County. UPC Hungary offers its telephony services through circuit-switched telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network.
Poland. UPC Poland's operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including the capital city Warsaw, Cracow and Katowice. In addition to its digital and analog services, UPC Poland offers a lifeline tier of analog service. Approximately 47% of UPC Poland's analog cable subscribers receive the lifeline service. In 2011, UPC Poland introduced an application that allows users to record a program remotely through a web-connected device, such as a personal computer or mobile phone.
Romania. UPC Romania's operations are located primarily in two regional clusters, which include 10 of the 12 largest cities (each with more than 200,000 inhabitants) in Romania, including the capital city of Bucharest and the cities of Timisoara, Cluj-Napoca and Constanta. UPC Romania's video service includes Romanian terrestrial broadcast channels, selected European satellite programming and other programming. In addition to its standard broadband internet service offerings, UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to bundled services.
Slovakia. UPC Slovakia operations are located in seven regions in Slovakia, including the five largest cities of Bratislava, Kosice, Presov, Banská Bystrica and Zilina. Besides its video cable services, UPC Slovakia offers video services in certain areas over its MMDS network. UPC Slovakia offers all Slovakian terrestrial, cable and local channels, selected European satellite and other programming, and audio channels. Beginning in 2011, subscribers to UPC Slovakia's digital video services may receive such service through a digicard without the need of a set-top box. UPC Slovakia's analog service, which is not available to its MMDS subscribers, includes a lifeline tier of service. Of UPC Slovakia's analog cable subscribers, approximately 44% subscribe to the lifeline analog service.
UPC DTH. UPC DTH provides DTH services in the countries of Czech Republic, Hungary and Slovakia and manages the Romania DTH provider FocusSat. UPC DTH and FocusSat together provide DTH services to over 625,000 customers. UPC DTH offers directly or through FocusSat a lifeline tier, a basic tier, an extended tier and premium channel options, as well as over 50 free-to-air (FTA) television and audio channels. A subscriber to its basic tier may receive 53 to 63 digital video channels depending on their location. Its premium channel offerings cover a range of interests (such as movies, adventure, sports, adult and comedy). DVRs are also available and a subscriber to the extended tier will receive three to 10 HD channels depending on their location. Subscribers to the DTH services may pay either an annual fee and receive an activation card for the lifeline tier of video service or pay a monthly fee for a basic or extended tier of service.

UPC DTH provides DTH services to 14% of our total video subscribers in Czech Republic, 26% of our total video subscribers in Hungary, 18% of our total video subscribers in Slovakia and, through FocusSat, 25% of our total video subscribers in Romania.
UPC DTH and FocusSat have agreements with Telenor Satellite Broadcasting for the lease of transponder space, including expansion capacity, on the Thor 5 and Thor 6 satellites. These agreements will expire on December 31, 2017, unless extended as provided in such agreements. As a result of these agreements, the UPC Broadband Division has centralized all of its DTH services on the Thor satellite system. UPC DTH offers standard definition (SD) services to all its customers and HD services to the customers in Hungary, Czech Republic, Slovakia and, and through FocusSat, limited HD services in Romania.

•
Telenet (Belgium). Liberty Global Europe's operations in Belgium are conducted by Telenet. We own 50.2% of Telenet's outstanding ordinary shares. Telenet offers video, broadband internet and fixed and mobile telephony services (quadruple play) in Belgium, primarily to residential customers in the Flanders region and approximately one-third of the city of Brussels. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement), with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs.

Telenet's premium video channels include general entertainment, documentary, foreign language, kids, music, sports, adult and movies. In June 2011, Telenet acquired the exclusive broadcasting rights for the Belgian football championship for the next three seasons. As a result, Telenet rebranded its existing pay television sports channels into "Sporting Telenet." Together with the exclusive broadcasting rights for international football championships, Telenet now owns a rich and attractive portfolio of sports content ranging from football (soccer) and basketball to golf. In December 2010, Telenet launched a multimedia platform branded “Yelo.” Yelo allows Telenet's digital video customers to view programs remotely and access VoD with an iPad or iPhone mobile digital device or a laptop. In addition, Telenet offers, individually and as a bundle, fixed-line telephony services over its network and mobile telephony services as a full MVNO under the “Telenet Mobile” brand name.
Telenet has the direct customer relationship with the analog and digital video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease for a period of 38 years from 2008, for which it is required to pay recurring fees in addition to the fees paid under certain pre-existing agreements with the PICs. The PICs remain the legal owners of the PICs network. All capital expenditures associated with the PICs network will be initiated by Telenet, but executed and pre-financed by the PICs through an addition to the long-term capital lease, and will follow a 15-year reimbursement schedule. The PICs Agreement has the form of an emphyotic lease agreement, which under Belgian law is the legal form that is closest to ownership of a real estate asset without actually having the full legal ownership. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of the lessee).
In August 2011, Telenet Tecteo Bidco, a partnership between Telenet and the Tecteo Group (the second largest cable provider in Belgium operating in the Walloon region), acquired mobile spectrum licenses in the 2.1 GHz spectrum bands. This band is suited for LTE wireless services. Under the terms of the licenses, Telenet Tecteo Bidco must launch commercial services by March 2013.

•
Chile. Our broadband distribution business in Chile is conducted primarily through UPC Holding's 80%-owned subsidiary VTR. In addition, VTR Wireless S.A. (VTR Wireless), an 80%-owned subsidiary of Liberty Global Europe, is constructing a wireless network in Chile. We have two shareholders' agreements with Comm Corp S.A., our partner in VTR and VTR Wireless, respectively.

VTR. VTR provides video, broadband internet and fixed telephony services in 64 cities, including Santiago, Chile's largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as football (soccer) matches and regional content. Digital cable customers may subscribe to one or more premium video channels, including HD channels for an additional monthly charge. The premium channels include movies, sports, kids, international and adult channels. VTR's analog service is offered only in areas where its digital service is not available.
VTR offers its broadband internet services in 32 communities within Santiago and 36 communities outside Santiago. VTR also offers multi-feature telephony service over its cable network to customers in 32 communities within Santiago and 36 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location.

VTR Wireless. In September 2009, the Chilean Subsecretary of Telecommunications (SubTel), which regulates the telecommunications industry for the Ministry of Transportation and Telecommunications, awarded a wholly-owned subsidiary of VTR a mobile license for one of three blocks of 30 MHz in the 1700/2100 MHz frequency band following a public auction process. In 2011, VTR transferred the license to VTR Wireless, subject to regulatory approval. VTR Wireless is using this mobile license to construct a mobile network that will be used in combination with certain third-party wireless access arrangements to provide mobile voice and broadband products. VTR Wireless expects to launch its mobile service in the first half of 2012.
Programming Services
Overview
 We own programming networks that provide programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by others. Our programming networks distribute their services through a number of distribution technologies, principally cable television and DTH. Programming services may be delivered to subscribers as part of a video distributor's basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge, or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks. Premium services generally do not sell advertising and primarily generate their revenue from per-subscriber license fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors and (2) original productions filmed for the programming provider by internal personnel or third-party contractors.
We operate our programming businesses in Europe principally through our subsidiary Chellomedia, and in the Americas principally through our subsidiary Pramer S.C.A. We also own joint venture interests in certain programming businesses.
Chellomedia
Liberty Global Europe's Chellomedia Division is a producer and distributor of 31 thematic television channels and 14 joint venture television channels. The Chellomedia Division also provides a full range of television services through its B2B businesses for its channel partners and clients. The Chellomedia Division reaches over 250 million television households in Europe and parts of Asia and Africa. Below is a description of the business unit operations of our Chellomedia Division:

•	Chello Programming.
 Chello Zone. Chellomedia produces and markets a number of widely distributed multi-territory thematic channels in over 100 countries and in over 20 languages. Chellomedia owns five of these channels and the remaining channels are held by a joint venture with unrelated third parties, CBS Studios International, Cyfrowy Polsat SA and ARA Amigos Ireland Ltd. These channels target the following genres: extreme sports and lifestyles (the Extreme Sports Channel and Outdoor), horror films (Horror Channel), real life stories (Zone Reality and CBS Reality), women's information and entertainment and drama (Zone Romantica and CBS Drama), action (CBS Action) and children's pre-school (Jim Jam and Jim Jam Poland). In addition, Chellomedia has a channel representation business, which represents both wholly-owned and third-party channels across Europe and a programming block in China.
Chello Benelux. Chellomedia owns and manages a premium sports channel (Sport 1 NL) and a premium movie channel (Film 1) in the Netherlands. Sport 1 NL has exclusive pay television rights for a variety of sports, but it is primarily football (soccer) oriented. These exclusive pay television rights expire at various dates up to 2015. For Film 1, Chellomedia has exclusive pay television output deals with key Hollywood studios that expire at various dates through 2014. It also distributes Weer & Verkeer (Weather & Traffic Channel) to cable networks and satellite operators.
Chello DMC. Chellomedia's digital media center (DMC) is located in Amsterdam. The DMC is a technologically advanced production facility that services the Chellomedia Division, the UPC Broadband Division and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects and then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems and DTH platforms. It manages over 65 channels and feeds that are broadcast into Europe, the Middle East and Asia for both Chellomedia and third-party international channel providers.
Chello Central Europe. Chellomedia owns 11 thematic channels which are distributed to the UPC Broadband Division and other operators in Central and Eastern Europe. The channels are: Filmmuzeum (a Hungarian library film channel);

TV Paprika (a cooking channel in Hungary, Czech Republic, Slovakia, Romania and Moldova); Spektrum and Spektrum HD (a documentary channel in Hungary, Czech Republic and Slovakia); Spektrum Home (a home and lifestyle channel in Hungary, Czech Republic and Slovakia ); Club TV (a women's information and entertainment channel in Hungary and Poland); Zone Europa (an art house basic movies channel in Poland); Zone Romantica (an entertainment channel in Poland, Hungary and Romania); Minimax (a younger children's channel in Hungary, Czech Republic, Slovakia, Romania and former Yugoslavia); Megamax (an older children's channel in Hungary and Poland); and sports channels: Sport1 (in Hungary, Czech Republic, Slovakia and Romania), Sport2 (in Hungary, Czech Republic, Slovakia) and Sport M (in Hungary, Romania, Slovakia and Serbia). Chellomedia has a 50.001% joint venture with The MGM Channel Central Europe for MGM and MGM HD, serving Hungary, Czech Republic, Slovakia, Romania and Slovenia. Chellomedia also operates At Media Sp. z o.o, an advertising sales representation business in Poland, the Czech Republic and Hungary and has a channel representation business, which represents both wholly-owned and third-party channels across Central Europe.
Chello Multicanal. Through its subsidiary Multicanal Iberia S.L.U. (Multicanal), Chellomedia owns or manages a suite of 20 thematic channels carried on a number of major pay television platforms in Spain, Portugal and Portuguese speaking countries in Africa. Multicanal has 13 wholly-owned thematic channels (such as Canal Hollywood, Odisea, Sol Musica, Canal Cocina and Decasa), three joint venture channels with A&E Television Networks (Crime and Investigation, Canal de Historia and The Biography Channel), and four joint venture channels for Portuguese speaking territories with Servicos de Telecomunicacóes e Multimédia SGPS SA doing business as Zon Multimédia (Canal Hollywood, Panda, Panda Biggs, MOV and MOV HD).

•
Chello On Demand (Transactional Television). Chello On Demand aggregates and delivers entertainment content into VoD offers (transactional and subscription based) for the UPC Broadband Division and other broadband operators. This service offers movies, international comedy and drama, documentaries, children's entertainment and local content on the subscriber's request. Chello On Demand offers VoD services in Austria, Hungary, the Netherlands, Poland and Switzerland.

•
Investments. Chellomedia, through its Liberty Global Ventures division, is an investor in various ventures for the development of country-specific Pan European programming, including a 20% interest in Disney XD Poland, a 50% interest in Weer & Verkeer (Weather & Traffic Channel), an indirect 40% interest in Open Broadcast Network d.d., a television broadcaster in Bosnia and Herzegovina, and a 25% interest in Shorts HD and Shorts TV channels. Chellomedia also owns non-controlling interests in Canal+ Cyfrowy Sp zoo, a DTH platform in Poland, in Wananchi Group (Holdings), an East Africa provider of video, broadband internet and telephony services, and in O3B Networks Limited, a development stage company that plans to operate a satellite-based data backhaul business across the developing world (predominately Africa), and in various entities developing technology relevant to our operations.

Discontinued Operations—Australia
During 2011, our operations in Australia were conducted primarily through Austar in which we own a 54.15% indirect majority ownership interest. On July 11, 2011, we and Austar entered into an agreement with FOXTEL pursuant to which FOXTEL would acquire 100% of Austar through a series of transactions, subject to certain conditions. We expect the disposition of Austar to be completed in May or June of 2012 and, accordingly, we have reported it as a discontinued operation for financial reporting purposes. Provided below is a description of Austar's business in 2011.
Austar is Australia's leading pay television service provider to regional and rural Australia and the capital cities of Hobart and Darwin. Austar's pay television services are provided through DTH satellite. FOXTEL Management Pty Ltd. (FOXTEL Management), the other main provider of pay television services in Australia, has leased space on the Optus C1 and D3 satellites. Austar and FOXTEL Management are parties to an agreement pursuant to which Austar is able to use a portion of FOXTEL Management's leased satellite space to provide its DTH services. This agreement will expire in 2018. FOXTEL Management manages the satellite platform on Austar's behalf as part of such agreement.
Austar's DTH service is available to 2.5 million households, which is approximately one-third of Australian homes. At December 31, 2011, Austar had 755,400 subscribers (residential and business) to its DTH services. Austar's territory covers all of Tasmania and the Northern Territory and the regional areas outside of the capital cities in South Australia, Victoria, New South Wales and Queensland. Austar does not provide DTH service to Western Australia. FOXTEL Management's service area is concentrated in metropolitan areas and covers the balance of the other two-thirds of Australian homes. FOXTEL Management and Austar do not compete with each other, except in the Gold Coast area in Queensland. Austar's DTH services consist of a basic tier, an extended tier, as well as pay-per-view channels, interactive services and DVR functionality. Austar customers may also access programming from several channels streamed over the internet to their computer at no additional cost. In addition to residential subscribers, Austar provides its television services to commercial premises, including hotels, retailers and licensed venues.

Austar owns a 50% interest in XYZ Networks Pty Ltd. (XYZ Networks). XYZ Networks has an ownership interest in or distributes various channels, including certain time shifted channels. The channels are distributed throughout Australia. Austar's partner in XYZ Networks is FOXTEL Management. Through agreements with XYZ Networks and other programmers, Austar has a number of long-term and key exclusive programming agreements for its regional territory expiring at various dates through 2020.
Competition
The markets for video, broadband internet and telephony services, and for programming, are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face significant competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the EU. The percentage information in this section is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for the various countries in Europe is based on information from the subscription based website DataXis for the third quarter of 2011. For Chile, the percentage information is based on information from DataXis for the third quarter of 2011 and information provided by SubTel as of September 30, 2011. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet and telephony.
Video Distribution
Our businesses compete directly with a wide range of providers of communication and entertainment services to consumers. Depending upon the country and market, these may include: (1) traditional over the air broadcast television services; (2) DTH satellite service providers; (3) digital terrestrial television (DTT) broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting; (4) other cable operators in the same communities that we serve; (5) other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operators, offering (a) DTH satellite services, (b) internet protocol television (IPTV) through broadband internet connections using DSL, ADSL or very high-speed DSL technology (which we refer to as "DSL-TV"), or (c) IPTV over fiber optic lines of fiber-to-the-building and fiber-to-the-node networks (fiber-to-the-home/-building/-node is referred to herein as "FTTx"); (6) satellite master antenna television systems, commonly known as "SMATVs," which generally serve condominiums, apartment and office complexes and residential developments; (7) MMDS operators; (8) over-the-top video content aggregators utilizing our or our competitors' high-speed internet connections; and (9) movie theaters, video stores, video websites and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
Europe
In the European countries in which we operate, over 90% of the households own at least one television set. Our principal competition in the provision of video services in our European markets has historically been from traditional FTA broadcasters; DTH satellite providers in many markets, such as Austria, Germany and Ireland, where we compete with long-established satellite platforms; and cable operators in various markets where portions of our systems have been overbuilt. Mobile broadband has gained a noticeable share of subscribers, and competition from SMATV or MMDS could also be a factor. In addition, as accessibility to video content on the internet increases, over-the-top viewing is becoming a competitive factor. Our operations in Hungary, Romania and Slovakia are significantly overbuilt by other cable operators. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development, and internal estimates, approximately 51%, 30% and 46% of our operations in Hungary, Romania and Slovakia, respectively, are overbuilt by other cable providers. In Poland, approximately 21% of our operations are overbuilt by other cable providers. In all of these areas competition is particularly intense.
Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies, aggressively priced services and exclusive channel offerings. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is a significant part of the competitive environment in many of our markets and FTTx networks are also becoming more prevalent. The number of providers of DTH satellite services has grown, particularly in the Central and Eastern European markets. Our ability to continue to attract and retain customers will depend on our continued ability to acquire appealing program content and third party programming services on acceptable financial or other terms. Some competitors, such as British Sky Broadcasting Group plc in Ireland and Swisscom AG (Swisscom) in Switzerland, have obtained long-term exclusive contracts for certain popular programs, which limits the opportunities for other providers, including our operations, to offer such programs. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
Portions of our systems have been overbuilt by FTTx networks, primarily in the Czech Republic, Romania and Slovakia and to a lesser extent, in Hungary, the Netherlands and Switzerland. Based on research of various telecommunication publications, including by the Organization for Economic Cooperation and Development, and internal estimates, approximately 48%, 40% and 68% of our cable networks in the Czech Republic, Romania and Slovakia, respectively, have been overbuilt by FTTx networks. Also, 10% of our footprint in Hungary, 18% of our footprint in the Netherlands and 16% of our footprint in Switzerland are overbuilt by FTTx networks. In addition, there continues to be a willingness by government and quasi-government entities in Europe to invest in such networks, creating another source of competition.
In most of our Central and Eastern European markets, we are also experiencing significant competition from Digi TV, the DTH platform of RCS & RDS S.A. (Digi TV), a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary, Romania and Slovakia. In the Czech Republic, SkyLink and CSLink, the brand names of M77 Group SA, a subsidiary of M7 Group SA, a European provider of DTH services, are also aggressive DTH competitors, providing a substantial package of video content for a one-time upfront fee. The incumbent telecommunications operator in Romania also operates a competing DTH platform. UPC DTH offers advanced services and functionality, including DVR and premium content, to most of our Central and Eastern Europe markets. UPC DTH's share of the subscription-based television market is 7% for Hungary, 6% for the Czech Republic, 5% for Slovakia, and through FocusSat, 5% for Romania.
In all of our European markets, competitive video services are now being offered by the incumbent telecommunications operator, whose video strategies include DSL-TV, DTH, DTT and IPTV over FTTx networks. The ability of incumbent operators to offer the triple-play of video, broadband internet and telephony services and, in some countries, a quadruple-play with mobile services, is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT, DSL-TV or DTH video packages at a discount to the retail price of the comparable digital cable service and, in some cases, including DVRs as a standard feature.
To meet the challenges in this competitive environment, we tailor our packages in each country in line with one or more of three general strategies: attractive channel offerings, recurring discounts for bundled services and loyalty contracts. Discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, using advanced digital features such as HD, DVRs, VoD, catch-up television and offering attractive content packages and bundles of services at reasonable prices. HD and DVRs are an integral part of our digital services in all of our markets and VoD and catch-up television are an integral part of our digital services in most of our markets. In addition, from time to time, digital channel offerings are modified by our operations to improve the quality of our programming. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. We also continue to explore new technologies that will enhance our customer's television experience. In this regard, to further enhance our digital video services, Horizon will be launched in 2012.

•
Germany. We are the second largest cable television provider in Germany and the largest cable television provider in the federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse based on the number of video cable subscribers. UPC Germany's video cable services are available to approximately 33% of the television households in Germany and it serves 18% of the total television market. UPC Germany's primary competition is from FTA television received via satellite.  UPC Germany also competes with the IPTV services over DSL of the incumbent telecommunications operator, Deutsche Telekom. Deutsche Telekom has approximately 1.4 million video subscribers in Germany, or 4% of the total television market, for its IPTV services and has announced plans to target a total of 5 million customers with its IPTV services by 2015. In August 2011, Deutsche Telekom expanded its program offerings, bundling its DSL offerings with DTH services, including a HD DVR, in areas where the broadband speeds are not sufficient to deliver television signals over DSL. In addition, Vodafone launched its IPTV service in February 2011, bundling it aggressively with its broadband offerings. Deutsche Telekom, Net Cologne GmbH and Professional Operators compete with UPC Germany for housing association contracts. Professional Operators typically procure the broadcast signals they distribute from UPC Germany or from DTH providers. Certain Professional Operators may also use such opportunities to build their own distribution networks or to install their own head-ends for receiving satellite signals.

Other alternative distributors of television services are an increasing threat as well. To a lesser extent, UPC Germany competes with the services of Sky Deutschland, which offers a digital premium subscription service to households that receive their basic television service via FTA satellite, cable or other technologies. In addition, there is a risk of competition for video services from commercial broadcasters and other content providers that currently pay UPC Germany fees for transmitting their signals, but may seek to diversify their distribution on alternative platforms such as over-the-top video through high-speed internet connections.
To stay competitive, UPC Germany has enhanced its digital service with DVR functionality and HD services and offers digicards as an alternative to set-top boxes. In 2011, it realigned its program options, increased the number of HD channels available and commenced a new promotion for its bundled options. In addition, it plans to expand its VoD services

(including catch-up television) in 2012. Mobile service is also available. The bundle options allow subscribers to select various combinations of services to meet their needs.  Promotional discounts are available to new subscribers.

•
The Netherlands. We are the second largest cable television provider in the Netherlands based on the number of video cable subscribers. UPC Netherland's video cable services are available to approximately 38% of the television households in the Netherlands and it serves 25% of the total television market. Competition from the DTT and DSL-TV services offered by the incumbent telecommunications provider, Royal KPN NV (KPN), is strong with KPN providing subscription video services to 18% of the total television households. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a DSL-TV service that includes VoD, an electronic program guide and DVR functionality. In addition, the FTTx networks of Reggefiber TTH Company Ltd. (a subsidiary of KPN) are a competitive factor in a number of cities. Future expansion of these networks is expected within our service area as Reggefiber TTH Company Ltd has announced plans to reach 20% of the households in the Netherlands by year-end 2013. With its ability to offer bundled triple-play and quadruple-play services, KPN is a significant competitor. KPN targets our price sensitive customers with attractive offers for its IPTV services and its triple-play and quadruple-play bundles.

To enhance its competitive position, UPC Netherlands offers VoD services (including catch-up television), DVR functionality and HD set-top boxes to all UPC Netherlands digital cable customers, as well as the digicard and the ability to record programs remotely. Such services allow UPC Netherlands subscribers to personalize their programming. In addition, the launch of Horizon in 2012 will offer subscribers more options, giving them an enhanced television experience. Also, UPC Netherlands continues to improve the quality of its programming through the type of programs available and by increasing the number of HD channels. These enhancements, plus the variety of bundle options from which subscribers can select various combinations of services, including high-speed internet and telephony options, to meet their needs, allows UPC Netherlands to compete effectively.

•
Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and the sole provider in substantially all of our network area. UPC Cablecom's video cable services are available to approximately 65% of the television households in Switzerland and it serves 47% of the total television market. Due to a small program offering, competition from terrestrial television in Switzerland is limited, although DTT is now available in most parts of Switzerland. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Our main competitor is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL or FTTx networks to approximately 17% of all television households in Switzerland. Swisscom offers VoD services as well as DVR functionality and HD channels and has exclusive rights to distribute certain programming. Based on internal estimates, the Swisscom FTTx network reached 341,000 households in our network area at year-end 2011. With respect to subscribers on partner networks, UPC Cablecom competes with other service providers for the contracts to serve these subscribers. To effectively compete, UPC Cablecom offers DVR functionality, VoD (including catch-up television) and several HD channels. UPC Cablecom also has a broad range of program options and continues to market promotional packages for its bundled services. The digicard is also an important marketing product.

•
Other Western Europe. In Austria, we are the largest cable television provider based on the number of video cable subscribers. UPC Austria's video cable service is available to approximately 33% of the television households in Austria and it serves 14% of the total television market. UPC Austria's primary competition is from FTA television received via satellite. Approximately 48% of the Austrian television households receive only FTA television. Competition from the DSL-TV services provided by the incumbent telecommunications operator, Telekom Austria AG (Telekom Austria), and from DTH satellite services offered by Sky Deutschland also continue to increase. Telekom Austria offers its DSL-TV service, which includes advanced features, such as VoD, at a heavy discount to the video cable subscription price within the market. It also offers competitively priced bundles. In addition, Telekom Austria has launched a FTTx network in parts of our footprint. To stay competitive, UPC Austria offers HD DVR functionality and VoD service and has enhanced its program offerings with programs from Sky Deutschland. UPC Austria includes these services in its bundles, which it markets at competitive prices. Many bundles are offered at a discount when subscribers select the services for twelve or more months.

Based on the number of video cable subscribers, we are the largest cable operator in Ireland. UPC Ireland's video cable service is available to approximately 54% of the television households in Ireland and it serves 26% of the total television market. UPC Ireland's primary competition for video customers is from British Sky Broadcasting Group plc, which provides DTH satellite services to 39% of the television households in Ireland and has plans to offer triple-play services in the second half of 2012. We also face potential competition from smaller video providers, including providers using FTTx networks. Although DTT is now available in most of Ireland, primarily through Ireland's national public broadcaster, Raidió Teilifís Éireann, competition is limited due to its small programming offering. To stay competitive, UPC Ireland continues to expand its channel offerings, including additional HD channels, and its digital packages to include certain popular premium channels at no additional charge. It also introduced an application for its subscribers to record programs remotely via the internet. It markets a variety of bundle options from which subscribers can select various combinations of services to meet their needs.

•
Central and Eastern Europe. We are the largest cable television provider in Poland based on the number of video cable subscribers. UPC Poland's video cable services are available to approximately 18% of the television households in Poland and it serves 9% of the total television market. In providing video services, UPC Poland competes primarily with DTH service providers, including the largest DTH provider, Cyfrowy Polsat SA. Cyfrowy Polsat SA serves 24% of the television households in Poland. It also offers a mobile broadband service. With their announced merger, another significant DTH service provider will be the combined companies of Canal+ Cyfrowy Sp z o.o and TVN Group, followed by the DTH service provider Orange Poland, an indirect subsidiary of France Telecom S.A. Orange Poland also offers IPTV and a mobile broadband service. In addition, UPC Poland competes with other cable operators with triple-play services, who have overbuilt portions of UPC Poland's operations and are aggressively promoting triple-play bundles. To stay competitive, UPC Poland offers HD DVR, VoD services and the ability to record programs remotely via the internet. It also uses its broadband internet download speeds to market its bundled services. In addition, in certain markets, it offers mobile service for a quadruple-play. Promotional discounts are available, including discounts to bundled prices for subscribers who select bundled services for a period of at least 24 months.

UPC Hungary's video cable service is available to approximately 36% of the television households in Hungary and it serves 16% of the total television market. Our subsidiary, UPC DTH, also provides satellite services in Hungary, in competition with other DTH providers. One of these, Digi TV, is an aggressive competitor. Digi TV's DTH services can reach up to 100% of our DTH and cable service areas and it has overbuilt approximately half of UPC Hungary's cable service areas with its own cable network. Digi TV is targeting UPC Hungary's video cable subscribers and UPC DTH's subscribers with low-priced triple-play packages. To meet the competition, UPC Hungary has an aggressive price plan and targeted bundle offers for the areas in which Digi TV is operating its cable service. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom, a subsidiary of Deutsche Telekom. Magyar Telekom offers a DSL-TV service, including a VoD service, to its internet subscribers and triple-play and, with mobile, quadruple-play packages, as well as a DTH service with bundled options. Both Magyar Telekom and Digi TV also provide IPTV services over FTTx networks. To meet such competition, UPC Hungary offers a digital television platform with DVR functionality and HD and VoD services and competitively priced bundles. Of the television households in Hungary, 10% subscribe to Digi TV's DTH service, 7% subscribe to Digi TV's cable service and 12% subscribe to Magyar Telekom's DTH or DSL-TV service. UPC DTH serves 6% of the television households in Hungary with its DTH service.
As in Hungary, Digi TV is also an aggressive competitor in Romania, the Czech Republic and Slovakia. Digi TV provides DTH services to 9%, 4% and 11% of the television households in Romania, the Czech Republic and Slovakia, respectively. UPC DTH provides DTH services to 4%, 2% and 2% of the television households in Romania, the Czech Republic and Slovakia, respectively. Of the television households in such countries, 11% in Romania, 12% in Czech Republic and 10% in Slovakia subscribe to our video cable service. Our cable services are available to the television households in each of these countries as follows: 27% in Romania, 31% in the Czech Republic and 22% in Slovakia. In Romania, competition also comes from DTH services offered by Rom Telecom SA, the incumbent telecommunications company, as well as alternative distributors of television signals. In addition, Digi TV continues to overbuild portions of our cable network with its own cable network and plans to expand its channel offerings in 2012. Of the television households in Romania, 21% subscribe to Digi TV's cable service. UPC Czech Republic competes with the incumbent telephone company's DSL-TV service and several other operators that provide DTH services and a number of local internet service providers (ISP) that provide IPTV services over FTTx networks. Providers of IPTV services over FTTx networks can reach approximately 48% of the households passed by our cable network in the Czech Republic. In Slovakia, a number of ISPs make video services available to a majority of the homes passed by our cable networks. In particular, Slovak Telekom a.s., a subsidiary of Deutsche Telekom, and Orange Slovensko a.s., a subsidiary of France Telecom S.A., have overbuilt homes passed by our cable network with their FTTx networks and offer triple-play packages through these networks. FTA broadcasters are also significant competitors in the Czech Republic and in Slovakia. Pre-paid DTH services are also increasing in popularity in the Czech Republic and Slovakia. UPC DTH offers a prepaid product in the Czech Republic and Slovakia and, through FocusSat, in Romania.
In Central and Eastern Europe, competition from DTT providers has also increased significantly. Subscribers in these countries tend to be more price sensitive than in other European markets. In particular, almost 100% of the Czech Republic can receive DTT or satellite services for free. This makes the market for television subscribers in the Czech Republic extremely competitive with price often the deciding factor. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer a variety of bundled service packages and enhanced digital services, such as VoD and DVR, and channel offerings that include certain premium channels at no additional charge. Also, digicards are available in the Czech Republic and Slovakia.

•
Belgium. Telenet is the sole provider of video cable services in its network area. Its video cable service is available to approximately 62% of the television households in Belgium and it serves approximately 48% of the total television market. It is the largest subscription television provider in Belgium based on the number of pay video subscribers. Telenet's principal competitor is Belgacom NV/SA (Belgacom), the incumbent telecommunications operator, which has interactive digital television, VoD and HD service as part of its video offer. Belgacom also offers double-play, triple-play and quadruple-play packages, with a television offered for free when a customer subscribes to bundled services. It also includes certain sports programming (primarily football (soccer) related) at no additional charge. Approximately 21% of total television households in Belgium subscribe to Belgacom's IPTV services over its DSL and DSL-TV networks. Telenet also faces competition from M7 Group SA, branded TV Vlaanderen Digitaal, which is the largest DTH service provider in Telenet's network area. Also, Mobistar SA offers a quadruple-play bundle of video, broadband internet and fixed and mobile telephony. We believe that Telenet's multimedia platform Yelo, together with its extensive cable network, the broad acceptance of its basic cable television services and its extensive additional features, such as HD and DVR functionality and VoD offerings, allow Telenet to compete effectively. In addition, Telenet offers competitively priced quadruple-play bundles, which include its mobile service.Telenet is also expanding its programming and continues to market a variety of bundle options to meet the needs of its customers.

Chile
In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR's video cable services are available to approximately 60% of the Chilean television households and it serves 20% of the total television market. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Compañia de Telecomunicaciones de Chile SA using the brand name Movistar (Telefónica), Claro Chile S.A., a subsidiary of América Móvil, S.A.B. de C.V. (Claro), and DirecTV Chile. Telefónica offers double-play and triple-play packages using DTH for video and ADSL for internet and telephony and, with mobile telephony, quadruple-play packages. Telefónica has also announced plans to launch IPTV services over FTTx networks in 2012 in Santiago. Claro is offering triple-play packages using DTH and, in certain areas of Santiago, through a hybrid fiber coaxial cable network. It also offers mobile telephony for quadruple-play packages. Claro is also expanding its hybrid fiber coaxial cable network in certain regional cities of Chile. Claro is an aggressive competitor targeting video subscribers, including VTR subscribers, with low priced video packages. Other competition comes from video services offered by or over the networks of fixed-line telecommunications operators using DSL or ADSL technology. Of the Chilean television households, 8%, 7% and 5% subscribe to the DTH services of Telefónica, Claro and DirecTV Chile, respectively. To effectively compete, VTR makes VoD, catch-up television, DVR and HD services an integral part of its video packages. These enhancements, plus expanded program options and the marketing of a variety of bundle options, including internet and telephony, enhance VTR's competitive position.
Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using DSL or FTTx, and wireless broadband internet services, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services offered to homes and businesses. As the technology develops, competition from wireless services using various advanced technologies is becoming significant. Recently competitors have started offering high-speed mobile data via LTE wireless services in certain of our markets. We are also seeing intense competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier's broadband wireless data network with varying speeds and pricing.
Our strategy is speed leadership and we seek to outperform on speed, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a variety of bundled product offerings and a range of value added services. In most of our operations we have launched new bundling strategies, including speeds of 25 Mbps or more at mass market price points and ultra high-speed internet with speeds of up to 128 Mbps, and in Poland up to 150 Mbps, to compete with FTTx initiatives. The focus continues to be on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures on a national level and LTE initiatives as they expand to a national level.

Europe
Across Europe, our key competition in this product market is from the offering of broadband internet products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster fixed-line broadband offerings is further increasing the competitive pressure in this market. Wireless broadband services, such as LTE, are also taking a foothold in a number of countries using high-speed mobile networks and high-speed downlink packet access systems.
In Germany, the largest broadband internet service providers, Deutsche Telekom, Vodafone Germany, a subsidiary of Vodafone, and Telefónica Germany are significant competitors. Deutsche Telekom provides services to 48% of the broadband internet subscribers through its DSL network. Vodafone Germany provide services to 14% of broadband internet subscribers. We also face increased competition from mobile broadband operators, including Deutsche Telekom, Vodafone Germany and Telefónica Germany, each of which are starting to offer mobile service through LTE wireless systems. UPC Germany serves 6% of the total broadband internet market in Germany. To effectively compete, UPC Germany is expanding its ultra high-speed internet services and strengthening its video offerings. UPC Germany offers its internet services at attractive rates and through bundled offerings, including digital video and fixed-line telephony. UPC Germany also offers mobile voice and data services.
In the Netherlands, we face competition from KPN, the largest broadband internet provider, and to a lesser extent, the telecommunications company, Tele2 Netherlands Holding NV, as well as operators using the unbundled local loop. KPN offers ultra high-speed internet services with download speeds of up to 50 Mbps over its DSL network, which is available to almost all the households in the Netherlands. In addition, KPN is the leading mobile broadband provider with its competitively priced mobile internet products. KPN serves 42% and UPC Netherlands serves 15%, respectively, of the total broadband internet market in the Netherlands. To keep competitive, UPC Netherlands is promoting faster speeds than its DSL competitors at competitive prices. It has also launched new competitively priced bundle options with high-speed internet, digital video and telephony.
In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 62% of all broadband internet customers. The next significant competitor is Sunrise Communications AG with 9% of broadband internet customers. UPC Cablecom serves 18% of broadband internet subscribers. UPC Cablecom promotes significantly faster speeds and seeks to distinguish itself through competitively priced bundled offerings, including digital video, telephony services and its ultra high-speed internet services.
UPC Austria's largest competitor with respect to broadband internet services is the incumbent telecommunications company, Telekom Austria, with approximately 60% of the broadband internet subscribers in Austria. UPC Austria's share of such market is 25%. The mobile broadband services of Telekom Austria are also a competitive factor. Telekom Austria is the largest mobile broadband provider serving 41% of the mobile broadband subscribers that use a 3G network. In addition, UPC Austria faces competition from unbundled local loop access and other mobile broadband operators. As a result, the competition in the broadband internet market is intense. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. To compete, UPC Austria has launched bundled offers specifically aimed at these market segments. UPC Austria uses its ultra high-speed internet services and competitively priced bundles to encourage customers from other providers to switch to UPC Austria's services and to reduce churn in the existing customer base.
Mobile data card providers have gained market share throughout Europe. For example, in Ireland, Telefónica O2 Ireland Limited, a leading mobile telephony provider, offers a range of mobile internet products at competitive prices. The trend towards mobile internet is visible throughout Europe. Outside of mobile internet, UPC Ireland's most significant competitor is the fixed-line incumbent, Eircom Limited, with 53% of the broadband internet market. UPC Ireland's share of total broadband internet subscribers is 27%. To effectively compete, UPC Ireland promotes its high-speed internet services and bundles these services with its other services at attractive prices.
In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. In Poland, our principal competitors are Orange Poland and Netia SA. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom and Digi TV. In addition, in these countries, as well as in our other Central and Eastern Europe operations, we face increased competition from mobile broadband operators. Intense competition coupled with challenging economic conditions has caused existing low-end options to be more prominent in these markets. In all of our Central and Eastern European markets, we are using our ultra high-speed internet service to attract and retain customers.
In Belgium, internet access penetration is higher than in most European markets causing intense competition between the two primary broadband internet technologies, cable and DSL. Telenet's primary competitor is the DSL service provider Belgacom and other DSL service providers. Approximately 48% of Belgium's broadband internet subscribers use Belgacom's DSL service with download speeds up to 30 Mbps. Also, mobile internet use is increasing. To compete, Telenet promotes its high-speed internet with attractively priced multiple-play bundles. It is also expanding its free WiFi services for current broadband and mobile subscribers. Telenet's high-speed internet service, coupled with product features, including Telenet's multimedia platform Yelo, enhances its competitive position. Telenet provides broadband internet service to 39% of the broadband internet market in Belgium.
Chile
In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Telefónica (under the brand name Movistar) and Claro. VTR is experiencing increased pricing and download speed pressure from Telefónica and Claro and more effective competition from these companies with the bundle of their internet service with other services. Mobile broadband competition is significant as well. VTR's share of the broadband internet market in Chile is 38%, compared to 44% for Telefónica. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service. In addition, VTR Wireless is building a wireless network that will allow VTR to offer mobile broadband services.
Telephony
With respect to telephony services, our businesses continue to compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony services, greater resources to devote to the provision of telephony services and long-standing customer relationships. In many countries, our businesses also face competition from other cable telephony providers, wireless telephony providers, FTTx-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent's network. We seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging. We also offer varying plans to meet customer needs and various bundle options with our digital video and internet services. In addition, in Belgium, Germany and in portions of our market in Poland, we offer mobile telephony services.
Europe
Across Europe our telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and other VoIP operators offering service across broadband lines are also significant competitors in these markets. Generally, we expect telephony markets to remain extremely competitive.
Our telephony strategy in Europe is focused around value leadership, and we position our services as “anytime” or “any destination.” Our portfolio of calling plans, including "Freetime" (unlimited off peak calls), "Anytime" (unlimited national calls) and "Minute Packs," with a variety of options are designed to meet the needs of our subscribers. In most of our markets, our calling plans also include unlimited international calls within the EU. We also use our bundled offerings to help promote our telephony services.
Deutsche Telekom is the dominant fixed-line telephony provider in Germany; however, telephony services provided through alternative technologies and mobile telephony services have caused competition in the telephony market to be intense. As a result, the market for residential telephony service is price sensitive. To address this competitive market, we use innovative bundling options to encourage customers to switch to UPC Germany services. In the Netherlands, KPN is the dominant telephony provider, but all of the large multiple system operators, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed-line telephony service provider. Sunrise Communications AG, which offers carrier pre-select services, is also a strong competitor. To meet the competition, UPC Cablecom enhanced its portfolio with attractive bundle options. The market share of the fixed-line telephony market for UPC Germany is 5%, UPC Netherlands is 12% and UPC Cablecom is 9%.
In Austria, Ireland and in our Central and Eastern European markets, the incumbent telephone companies dominate the telephony market. Most of the fixed-line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select or wholesale line rental services. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with VoIP over our cable network, circuit-switched telephony services and DSL technology service over an unbundled loop. In Hungary, we provide VoIP telephony services over our cable network and circuit-switched telephony services over our copper wire telephony network. To gain market share, we promote our VoIP telephony service offerings in almost all of our European markets and in some markets we have enhanced our telephony services through unlimited calling options.
In Belgium, Belgacom is the dominant telephony provider with 71% of the telephony market. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as a flat fee plan offered in our bundle options (free off-peak calls to fixed-lines in Belgium and 35 European countries). Subscribers to our fixed telephony service may also make free off-peak calls to mobile lines in Belgium. We also offer competitively priced mobile telephony. We compete with other fixed-line operators and with mobile operators, including Belgacom, in the provision of telephony service in Belgium. Telenet's share of the fixed-line telephony market is 22%.
Chile
In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators. Telefónica has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. Also, use of mobile telephony is increasing and competitors are enhancing their competitive position by including mobile services in their bundle options. Claro, Telefónica Moviles Chile SA and Entel PCS Telecomunicaciones SA are the primary companies that offer mobile telephony in Chile. VTR offers circuit-switched and VoIP telephony services over its cable network. To enhance its competitive position, VTR plans to launch mobile telephony over VTR Wireless' network in 2012 and begin offering quadruple-play services. In the residential market, VTR's share of the fixed-line telephony market in Chile is 19%.
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
Regulatory Matters
Overview
Video distribution, internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country. In some significant respects, however, regulation in European markets, with the exception of Switzerland, is harmonized under the regulatory structure of the EU.
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
EU Communications Regulation
The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the "EU Communications Regulatory Framework" or "Regulatory Framework"). The key elements of the Regulatory Framework are various legal measures, which we refer to as the "Directives," that require Member States to harmonize their laws, as well as certain regulations that have effect without any transposition into national law.

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
On December 18, 2009, the Official Journal of the EU published revisions to the Regulatory Framework. Such revisions should have been transposed into the laws of the Member States before May 25, 2011, although in practice this is an ongoing process. Despite their limited nature, the changes to the Regulatory Framework will affect us. Some changes are administrative. For example, a new body of European regulators has been created. Some new powers, however, have been given to national regulators, such as the right to mandate access to ducts without finding operators or service providers to have “Significant Market Power” (defined below). This power, in particular, could require us to open our ducts to competitors and not allow us to make use of all capacity in our ducts for our own needs, or could mean we get access to ducts of third parties instead of building our own ducts. Also, there will be enhanced powers for Member States to impose transparency obligations and quality of service requirements on ISPs, which may restrict our flexibility in respect of our broadband services.
In general, pending the adoption and the transposition by the Member States of the new Directives, the existing legal situation is unchanged.
Certain key provisions included in the current Regulatory Framework are set forth below. This description is not intended to be a comprehensive description of all regulation in this area.

•
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

•
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

As part of the implementation of certain provisions of the Regulatory Framework, each Member State's National Regulatory Authority (NRA) is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but then the EU Commission adopted a new recommendation reducing the list of predefined markets to seven. This recommendation has led to a reduction in regulation. Some countries, however, continue to maintain their analysis of some of the markets from the original list and this will likely continue for some time.
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

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose reasonable must carry obligations for the transmission of specified radio and television broadcast channels on certain operators under their jurisdiction. Such obligations should be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to some degree of “must carry” regulation in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact “must carry” obligations that are in excess of what we believe to be allowed. Moreover, on December 22, 2008, the European Court of Justice took a very narrow view of the restriction on “must carry” under the Regulatory Framework, treating it as a procedural formality. Therefore, it is unlikely that there will be any reduction in the “must carry” regulations in the foreseeable future.

•
Net Neutrality/Traffic Management. Other current regulatory debates at the EU and national level include net neutrality/traffic management, as well as responsibilities for ISPs on illegal content or activities on the internet. With respect to net neutrality/traffic management, the EU Commission confirmed in April 2011 that no additional EU regulation is needed to preserve net neutrality. The EU Commission made this decision after concluding that the existing provisions of the Regulatory Framework on consumer transparency and the ability of regulators to impose a minimum quality of service on an operator should be given time to be tested by Member States. In December 2011, BEREC, the joint body of European telecommunications regulators, published non-binding guidelines on net neutrality and transparency. BEREC believes that transparency and the ability for end-users to easily switch providers is vital and recommends that operators should provide clear end-user information about service limitations and actual speeds. This decision, however, is still subject to ongoing political debate, and European or national regulation in this area cannot be excluded.

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
Although Member States should have transposed the requirements of AVMS into national law, and this has generally been completed, the practical effect is still not clear. Uncertainty still remains about the proper treatment of VoD from a practical perspective. Thus, there can be no assurance that the requirements on VoD will, in fact, operate in the manner described above in any individual Member State. As a result, we may face inconsistent and uncertain regulation of our VoD service in Europe.
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

Pursuant to an EU regulation on standby power effective January 7, 2010, many devices are required to have either a low power standby mode or off mode unless it is inappropriate to have either such mode on the device. For this purpose, our set-top boxes and certain other equipment are equipped with an off switch. Beginning in January 2013, this regulation will impose further requirements on power management on certain devices we purchase, which devices will need to comply, unless it can be argued such further requirements are inappropriate. These additional requirements may increase costs or reduce functionality of the equipment we buy.
As part of the EU's Radio Spectrum Policy Program, spectrum made available through the switch off of analog television has been approved for mobile broadband use beginning January 1, 2013. This spectrum, known as the “digital dividend,” is in the 700 - 862 MHz band.  The terms under which this spectrum will become available will vary among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment which we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we are taking steps to be part of the Member States' LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialogs with equipment manufacturers and mobile operators to develop co-existing networks. We are also requesting Member States to prepare comprehensive national impact assessments when spectrum conditions are changed to ensure that the costs to prevent interference between the various services are balanced.
Germany
Germany has transposed the EU laws into national laws although under the German legal system competency is split between the Federal State (telecommunication law) and the German federal states (media law). The German Telecommunications Act broadly implemented the Regulatory Framework and covers the distribution of any signal by telecommunications networks encompassing television signals, internet data and telephony. The 2009 revisions to the Regulatory Framework are still being discussed by the Federal and regional governments. Implementation of the revised German Telecommunications Act is expected the end of the first quarter of 2012. The German Federal Network Agency is responsible inter alia for the regulation of the German telecommunications market. The Federal Cartel Office, the national competition authority, plays an important role with respect to infrastructure and media regulation. The Federal Cartel Office has powers to address competition issues in all markets, although in some cases, competition issues will be addressed by the German Federal Network Agency.
Regulation of the media falls within the legislative competence of the German federal states (Bundesländer). The media laws of all 16 federal states have been partially harmonized by the State Broadcasting Treaty (Rundfunkstaatsvertrag). The State Broadcasting Treaty establishes the main framework of the German regulation of broadcast. Nearly every German state has established its own independent regulatory body, the state media authority (Landesmedienanstalt). The state media authorities are primarily responsible for licensing and supervision of commercial broadcasters and the allocation of transmission capacities for radio and television channels. They are also in charge of the regulation of carriage fees, conditional access systems, interfaces and the bundling of programs.
The allocation and use of analog cable transmission capacities for both radio and television channels are governed by the “must carry” rules of the respective states. The allocation of digital transmission capacities for digital television and radio channels are, however, primarily governed by the “must carry” rules of the State Broadcasting Treaty. The media law in the states of Baden-Württemberg, North-Rhine-Westphalia and Hesse require UPC Germany to carry 14, 25 and 30 analog channels, respectively, and also limits the possibility to convert these analog cable channels into digital channels.
The operation of conditional access systems for television services is governed by both the State Broadcasting Treaty and the German Telecommunications Act. Generally, operators must not unfairly obstruct or discriminate against broadcasters and other content providers through conditional access systems. Sky Deutschland made a claim against Unitymedia alleging discriminatory treatment as to the provision of bandwidth and conditional access services. The Federal Network Agency, however, rejected Sky Deutschland's claim with respect to the bandwidth usage and it has not yet considered Sky Deutschland's claim on conditional access service.
On December 15, 2011, the Federal Cartel Office approved the KBW Acquisition, subject to our agreement with the following conditions:

•
The digital FTA television channels (as opposed to channels marketed in premium subscription packages) distributed on the networks of Unitymedia and KBW will be distributed in unencrypted form commencing January 1, 2013. This commitment is consistent with KBW's current practice and generally covers FTA television channels in SD and HD. If, however, FTA television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of FTA HD channels is still possible. In addition, we made a commitment that, through December 15, 2015, the annual carriage fees received by Unitymedia and KBW for each such FTA television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the respective current rate card systems of Unitymedia and KBW as of January 1, 2012.

•
Effective January 1, 2012, Unitymedia and KBW waived their exclusivity rights in access agreements with housing associations, with respect to the usage of infrastructures other than the in-building distribution networks of Unitymedia and KBW to provide television, internet or telephony services within the building.

•
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia or KBW, as applicable, will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia and KBW have waived their right to remove their in-building distribution networks.

•
A special early termination right will be granted with respect to certain of Unitymedia's and KBW's existing access agreements with the largest housing associations that cover more than 800 dwelling units and have a remaining term of more than three years. The total number of dwelling units covered by the affected agreements is approximately 340,000, of which approximately 230,000 and 110,000 are located in the footprints of Unitymedia and KBW, respectively. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia or KBW, as applicable, for their unamortized investments in modernizing the in-building network based on an agreed formula.

In January 2012, two competitors of our German cable business, including the incumbent telecommunications operator, each filed an appeal against the Federal Cartel Office regarding its decision to approve the KBW Acquisition. We believe the decision will ultimately be upheld and currently intend to support the Federal Cartel Office in defending the decision. In addition, we do not expect that the filing of these appeals will have any impact on the ongoing integration and development of our German operations. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework. According to this electronic communications law, Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, should perform a market analysis to determine which, if any, operator or service provider has Significant Market Power. OPTA has completed its first and second round of market analysis and, in November 2010, commenced its third round of market analysis, which is almost completed. As part of the latter, OPTA published on June 23, 2011, its regulatory view on fixed telephony, television, internet access and business network services in the period from 2012 up to and including 2014. OPTA's draft assessment of the television market concluded that there are no grounds for regulation. This is because competition in the television market has increased, providing consumers more providers from which to choose. Following notification of its draft assessment to the European Commission, OPTA published its final assessment on December 20, 2011, with no changes to the draft assessment. This final assessment is not open for appeal. As a result, no new regulations relating to the television market may be proposed without a new analysis. On December 22, 2011, referring to its final assessment of the television market, OPTA rejected previously filed requests from a number of providers to perform a new market analysis of the television market.  This decision by OPTA has been appealed by such providers.

Shortly before the publication of OPTA's draft assessment of the television market, the Dutch Parliament adopted two amendments to the proposed transposition of the amended Regulatory Framework focusing on facilitating the resale of television services. Following a discussion of the amendments in the Senate, the Senate issued various critical questions on whether the amendments are in compliance with the Regulatory Framework. The Senate proposes to have a plenary hearing on the matter in March 2012.
OPTA's market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market, became effective July 7, 2010. All providers of call termination on fixed and mobile networks in the Netherlands have been found to have Significant Market Power and a schedule or glidepath for the reduction of fixed and mobile termination rates, with a last step for mobile termination rates, through September 1, 2012 was imposed. Following an appeal, the Dutch Supreme Administrative Court, College van Beroep voor het bedrijfsleven (CBb), rendered a decision on August 31, 2011, confirming OPTA's market definition and finding of Significant Market Power but rejecting the costing methodology used by OPTA in setting the tariff schedule. Application of the costing methodology approved by the CBb would, among other things, result in a higher mobile termination rate in the final step of the glidepath. CBb obliged OPTA to make an adjusted decision by January 1, 2012. Following a national consultation, OPTA submitted the adjusted draft decision to the European Commission on

January 12, 2012. On February 13, 2012, the European Commission expressed serious doubts on OPTA's adjusted draft decision, noting concern about the change in the costing methodology used by OPTA. The European Commission has invited comments on its position and will discuss it further with OPTA and with BEREC over the coming months.
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
Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications. Dominant providers have to grant access to third parties, including unbundled access to the local loop and, until April 1, 2011, bitstream access. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to UPC Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.
In 2008, Swisscom announced its intention to roll out a national fiber-to-the-home network following the completion of its fiber to the building and fiber to the node networks in Switzerland. Following a review of this new network, the Federal Government has determined that it is not necessary to revise current regulations on access to such new network by third parties. In addition, several municipality-owned utility companies have announced or started to roll out local fiber networks, some in cooperation with Swisscom. Following a review of the proposed cooperation agreements by the Swiss Competition Commission, Swisscom put all agreements on hold as the Competition Commission has held that several clauses in the cooperation agreements would constitute a violation of Cartel law and adversely affect competition. Currently the cooperation partners are reviewing their plans in the light of the view of the Competition Commission. In the cities of Basel, Bern and Lucerne, the agreements have been renegotiated and executed taking into account the concerns of the Competition Commission. Any such fiber roll out could lead to increased competition for UPC Cablecom.
Under the Radio and Television Act and the corresponding ordinance, cable network operators are obliged to distribute certain programs that contribute in a particular manner to media diversity (must carry programs). The Federal Government and the Federal Office of Communications can select up to 25 programs that have to be distributed in analog without the cable operator being entitled to compensation. Currently, 17 programs have must carry status and a decision requiring UPC Cablecom to carry another channel is currently under review by the Federal Court.
Encryption of Cablecom's digital offering and its exclusive offering of proprietary set-top boxes are permissible under the Radio and Television Act. An initiative, initially adopted by the Swiss Parliament in June 2009, which demanded (1) a ban on encryption of the digital basic offering or, alternatively, (2) the introduction of a conditional access module, has been rejected by the Swiss Parliament.
UPC Cablecom's retail customer prices have been subject to review by the Swiss Price Regulator. Effective June 1, 2010, UPC Cablecom entered into an agreement with the Swiss Price Regulator, which defines prices for analog and a basic digital offer until the end of 2012. Whether UPC Cablecom will continue to be subject to price regulation going forward will depend on the assessment of its market position.
The Federal Council has introduced as an initiative a new regulation imposing power thresholds for set-top boxes. There are some exemptions and transition periods which apply in the short term to the set-top boxes we import into Switzerland. Notwithstanding, it appears that the Swiss ordinance is not in line with European regulation. Therefore, the ordinance may be reconsidered as Switzerland tries to align itself with EU norms. If, however, such regulation remains in force, it may have an adverse effect on the business of UPC Cablecom as UPC Cablecom may face restrictions regarding the import of set-top boxes.

Belgium (Telenet)
Belgium has broadly transposed the Regulatory Framework into law. According to the electronic communications law of June 13, 2005, the Belgisch Instituut voor Post en Telecommunicatie (BIPT), the Belgian NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. In addition, draft legislation is being prepared for the Federal Parliament to transpose the 2009 revisions to the Regulatory Framework. Final adoption of this draft legislation is expected in the second quarter of 2012.
Telenet has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. A three-year reduction of termination rates imposed on Telenet, which was completed in January 2009, resulted in near reciprocal termination tariffs with Telenet charging the interconnection rate of the incumbent telecommunications operator, Belgacom, plus 15%.
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
In Belgium, both the BIPT and the regional media regulators (the Vlaamse Media Regulator for Flanders, Conseil Supérieur de l'Audiovisuel (Wallonia), and Medienrat (in the German speaking community)) have worked together in order to approve the wholesale broadband and broadcasting analysis.
In December 2010, the BIPT and the regional regulators for the media sectors (the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium. In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions aimed to impose regulatory obligations on cable operators and Belgacom, the incumbent telecommunications operator.
The Belgium Regulatory Authorities held a public consultation on the proposed measures and published the comments made by various market players. Based on these comments, the Belgium Regulatory Authorities made some changes to the draft decisions. The draft decisions were then notified to the European Commission by the Belgian Conference of Regulators for Electronic Communications (the CRC), a body which brings together the BIPT and the Belgium Regulatory Authorities. On June 20, 2011, the European Commission sent a letter to the CRC criticizing the analysis of the broadcasting markets. The Commission more specifically criticized the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The Belgium Regulatory Authorities nevertheless adopted a final decision on July 1, 2011 (the July 2011 Decision) after making some minor changes to the text of their draft decisions. The July 2011 Decision was notified to Telenet on July 18, 2011. The regulatory obligations imposed by the July 2011 Decision include (1) an obligation to make a resale offer at ''retail minus'' of the cable analog package available to third party operators (including Belgacom), (2) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at "retail minus," and (3) an obligation to make a resale offer at ''retail minus'' of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A "retail-minus" method would imply a wholesale tariff calculated as the retail price for the offered service, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. A national consultation and a notification to the European Commission of the reference offers still need to take place before final approval by the Belgium Regulatory Authorities. Any approved reference offer is not expected to be available in the market until 2013.

For Belgacom, the regulatory obligations include (1) an obligation to provide wholesale access to the local loop, (2) an obligation to provide wholesale internet access at bitstream level and (3) an obligation to provide wholesale multicast access for distribution of television channels.

Telenet believes that there are serious grounds to challenge the findings of the Belgium Regulatory Authorities' broadcasting market analysis and the resulting regulatory obligations, and has lodged an appeal for suspension and annulment against the July 2011 Decision with the Brussels Court of Appeal. It cannot be excluded, however, that one or more regulatory obligations will be eventually upheld. A decision from the Brussels Court of Appeal is expected in the second quarter of 2012.

The July 2011 Decision aims to, and in its application may, strengthen Telenet's competitors by granting them resale access to Telenet's network to offer competing products and services. In addition, any resale access granted to competitors could (1) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (2) adversely impact Telenet's ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities and the extent that competitors take advantage of the resale access ultimately afforded to Telenet's network.

Chile
In addition to the regulations described below, VTR was subject to certain regulatory conditions until mid-2010, which were imposed by the Chilean Antitrust Court in connections with VTR's combination with Metrópolis Intercom SA in April 2005. One such condition prohibited VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses through April 2010 (the Satellite Condition). On December 12, 2006, Liberty Media Corporation (Liberty Media), the former parent company of our predecessor, announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV), the parent of DirecTV Chile. On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (FNE) stating that Liberty Media's acquisition of the DirecTV interest would violate the Satellite Condition. On March 19, 2008, following the closing of Liberty Media's investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, the chairman of our board of directors and of Liberty Media's board of directors. In this action, the FNE alleged that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV's satellite operations in Chile, thus violating the condition. The FNE requested the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV Chile. Liberty Media no longer owns an interest in DirecTV and Mr. Malone's voting interest in DirecTV has been reduced to less than 5%. On December 29, 2011, the Chilean Antitrust Court issued its final decision. No remedies impacting LGI or VTR were imposed by this decision.
Video
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
Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. Certain broadcasters, however, have filed lawsuits against VTR claiming that by retransmitting their signals VTR has breached either their intellectual property rights or the Chilean antitrust laws. The lawsuits concerning antitrust laws have been settled. In one action, the Court of Appeals of Santiago determined that no compensation or authorization is required as long as VTR retransmits the signal simultaneously, without modifying it, and in the same geographic area where the over-the-air signal is transmitted. Two other lawsuits are still pending, with decisions expected in 2012.
In November 2008, the Chilean Government introduced two bills related to DTT regarding stricter content standards and new rules for granting and operating DTT concessions (among other matters), which are still pending. Must carry and retransmission consent obligations have been added to these bills. Broadcasters are claiming that these bills should authorize them to offer pay television services and some programmers argue that this authorization will allow them to provide their premium content directly to customers. Some provisions of the bills require pay television operators to use a percentage of their capacity to carry cultural programming and prohibit advertising on cable television services. We are currently unable to predict the outcome of this matter or its impact on VTR.
Internet
Internet services are considered complementary telecommunication services and, therefore, do not require concessions, permits, or licenses. Pursuant to a condition imposed on VTR as a result of its 2005 combination with Metrópolis Intercom SA,

VTR offers its broadband capacity for resale of internet services on a wholesale basis. After a three-year long discussion, the law on Intellectual Property was amended in May 2010. The amendment included a new chapter limiting the liability of ISPs for copyright infringements over their networks, provided the ISPs fulfill certain conditions, which vary depending on the service provided. In general, the limitation of liability of ISPs will require the ISPs to fulfill the following conditions: (1) establish public and general terms upon which the ISP may exercise its right to terminate its agreements with content providers that are judicially qualified as repeat offenders against intellectual property rights protected by law; (2) not interfere with the technological measures of protection and rights management of protected works; and (3) not generate nor select the content or its addressees. Since its enactment in May 2010, these rules apply without prejudice to the application of the general civil rules of liability.
In order to protect the constitutional rights of privacy and safety of communications, ISPs are prohibited from undertaking surveillance measures over data content on their networks. Also, special summary proceedings have been created in order to safeguard intellectual property rights against violations committed through networks or digital systems. These proceedings include measures designed to withdraw, disqualify or block infringing content in the ISP's network or systems. The law also provides for the right of intellectual property owners to judicially request from ISPs the delivery of necessary information to identify the provider of infringing content.
On June 13, 2010, the Chilean Senate approved a Bill on Net Neutrality, which became effective in August 2010. This Bill prohibits “arbitrary blockings” and the provision of differentiated service conditions according to the origin or ownership of the content or service provided through the internet. The Bill authorizes ISPs to take measures to ensure the privacy of their users, virus protection and safety of the net, as long as these measures do not entail traffic shaping with anticompetitive means. Certain consumer information obligations related to the characteristics of each internet access plan and the traffic management policies applied by each ISP were imposed on March 18, 2011. A ruling requiring internet quality of service measurements was issued on July 25, 2011. On November 17, 2011, the Ministry issued a new ruling establishing new obligations, such as the obligation to inform the effective maximum and minimum traffic speed offered in each internet access plan. VTR is assessing whether to file an opposition challenging such ruling.
Telephony
The Ministry also regulates telephony services. The provision of telephony services (both fixed and mobile) requires a public telecommunications service concession. VTR has telecommunications concessions to provide wireline fixed telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR's wireline fixed telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025. In October 2011, the SubTel implemented the first phase of a ruling for the elimination of domestic long distance (for calls within the country) and reducing the local exchange zones from 24 to 13. The second stage, which will eliminate all local zones, is expected in 2014, subject to approval by the Chilean Antitrust Court.
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
In January 2008, the Ministry requested the Chilean Antitrust Court to review the telephony market. In January 2009, the Antitrust Court concluded that, although the local service telephony market cannot be characterized as competitive, it has enhanced its level of competition since it was reviewed in 2003. As a result, the Antitrust Court determined that incumbent local telephone operators will no longer be subject to price regulation for most services at a retail level. The Chilean Antitrust Court recommended that the Ministry, for the incumbent operators only, take measures avoiding fixed/mobile bundles and differential prices for on net and off net traffic. The Chilean Antitrust Court also recommended that the Ministry set forth rules, for all operators, forbidding tied sales of telecommunication services included in a bundle, and imposing effective network unbundling and number portability. The Chilean Antitrust Court also declared some ancillary services and network unbundling services to be subject to price regulation for all companies, including VTR.
Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities, which establish the maximum rates that may be charged by each operator for each type of service. This rate regulation is applicable to incumbent operators and all local and mobile telephony companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis and are effective for five years. VTR's current interconnection and unbundling rates are effective until June 2012. In July 2011, the SubTel started a new ordinary tariff process.

In August 2009, the SubTel started a new complimentary tariff process on VTR related to certain ancillary telephone services (provided to end users) and additional network unbundling services (bitstream). The tariff decree resulting from this process should have been approved by the end of 2010, but the SubTel postponed its final decision. During September 2011, the SubTel enacted this complementary decree and it is now in its final legal review at the National General Comptroller Office.
During 2009, the SubTel awarded VTR a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band. The license has a 30-year renewable term. VTR is transferring this license to our subsidiary, VTR Wireless.
In April 2007, a Bill regarding Telecommunications Antennas Towers was introduced in the Chilean House of Representatives. It includes stricter restrictions on the construction of new telecommunications towers, including (1) the requirement to obtain prior authorization from local authorities to build antennas in new sites; (2) the prohibition of the placement of towers in sites smaller than 400 square meters; (3) the camouflage of towers exceeding certain heights or clustered together; (4) payments towards community improvements based on a percentage of the value of a new tower; and (5) height and distance restrictions for towers located near certain buildings (schools, hospitals, etc.). The bill also includes provisions about co-localization of telecommunications antennas. A strong opposition to this Bill has been raised by the incumbent mobile operators on constitutional grounds. We expect this Bill to be approved by the Chilean Congress during the first quarter of 2012.
Other Chilean Regulation

•
MVNO Litigation. On December 23, 2011, the Supreme Court overruled a decision of the Antitrust Court and found that three mobile phone operators (Movistar, Entel and Claro) were infringing an antitrust law, by refusing to deal with third parties interested in providing mobile services as MVNOs. The Supreme Court declared that the licensed frequency allocation of the spectrum was an essential supply to provide mobile services. Therefore, the mobile companies, by refusing to allow third parties the use of the frequency and other assets of their network, were effectively excluding potential competitors. Apart from imposing a fine, it ordered the operators to make a public and reasonable offering of their facilities to third parties interested in providing mobile services as a MVNO. Even though this obligation should only affect the companies that were sanctioned in the decision, it is possible that the decision may be extended to new participants, including VTR.

•
LTE Bidding. In December 2011, the Ministry announced a bidding process to award three licenses for high capacity mobile data services in the 2.5 GHz spectrum, that will grant portions of spectrum rights from a total of 120 MHz. Pursuant to the bidding conditions, the successful bidder will be required to offer wholesale services and service some isolated locations. Interested parties must submit their proposals on April 19, 2012.

•
Rate Adjustments. With respect to VTR's ability to increase the price of its different telecommunication services to its subscribers, the General Consumer Protection Laws contain provisions that may be interpreted by the National Consumer's Service (Sernac) to require that any increase in rates - over the inflation rate - to existing subscribers must be previously accepted and agreed to by those subscribers, impairing VTR's capacity to rationalize its pricing policy over current customers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing its subscriber rates in compliance with applicable laws.

•
Channel Lineup. With respect to VTR's ability to modify its channel lineup without the previous consent of the subscribers, Sernac expressed that such action may be against certain provisions of the applicable Consumer Protection Law, including those provisions prohibiting misleading advertisement, unilateral modification of the clients' contracts and abusive clauses. Sernac filed several lawsuits against VTR. In June 2008, the Court of Appeals of Santiago ruled against VTR in one of these lawsuits. The Supreme Court rejected an appeal of this decision. Based on nine favorable rulings recently obtained by VTR, granting the company the right to modify its channel lineup, VTR disagrees with Sernac's interpretation. To prevent future conflicts with Sernac, VTR is negotiating with Sernac to establish common acceptable criteria to enable modifications of VTR's channel lineup. In December 2011, VTR proposed new wording for its customer agreements that would establish a framework for future modifications. We are currently unable to predict the outcome of this matter.

•
On-Off Net Traffic/Bundling. The Antitrust Court launched a consultation to determine whether or not to impose restrictions on calling price differentiation (On Net/Off Net) and bundling (including resale and regulatory accounting). The Antitrust Court decision could involve significant changes in fixed and mobile pricing strategies, affecting VTR's ability to offer discounts for service bundles or imposing resale obligations on cable television, broadband and/or telephony. The Antitrust Court's decision is expected in first quarter of 2012.

•
Telecommunication Services Proposal. In November 2011, the Subtel published a proposal for a General Telecommunication Services Ruling. The purpose of this proposal is to regulate the offer of telecommunication services (voice, internet access, and pay television, either alone or in bundles) from a consumer protection point of view. If enacted, the new regulation could involve significant changes in contracts with customers; new requirements regarding compensation in case of service failure; and new rules regarding treatment of customers' personal information.
Employees
As of December 31, 2011, we, including our consolidated subsidiaries, had an aggregate of approximately 22,000 employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.
Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 17 to our consolidated financial statements included in Part II of this report.
Available Information
All our filings with the Securities and Exchange Commission (SEC) as well as amendments to such filings are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.lgi.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
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
Factors Relating to Competition and Technology
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, broadband internet and telephony in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL technology, FTTx networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from over-the-top video content providers utilizing our or our competitors' high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, as well as mobile providers of voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitor's products and services and strengthened their competitive position. Developments in wireless technology, such as WiMax and LTE (the next generation of ultra high-speed mobile data), are creating additional competitive challenges.
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
If we are unable to obtain attractive programming on satisfactory terms for our digital cable services, the demand for our services could be reduced, thereby lowering revenue and profitability. We rely on digital programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital cable services on satisfactory terms or at all in order to offer compelling digital cable services. This may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. We also may be placed at a competitive disadvantage when our competitors offer exclusive programming. In addition, must carry requirements may consume channel capacity otherwise available for other services. Any or all of these factors could result in reduced demand for, and lower revenue and profitability from, our digital video services.
We depend on third-party suppliers and licensors to supply necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs are subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. For example, due in part to the recent flooding in Thailand, we have been experiencing longer than normal lead times with respect to our customer premises and other equipment needs for certain of our operations. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers' and licensors' capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses' ability to attract and retain customers. Although we actively monitor the creditworthiness of our key third party suppliers and licensors, the financial failure of a key third party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows.
Failure in our technology or telecommunications systems could significantly disrupt our operations, which could reduce our customer base and result in lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, our servers and systems are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks or similar problems. Any disruptive problem that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations. Further, sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.
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
We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using cross-currency interest rate swaps to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2011, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as investments in debt and equity securities of foreign subsidiaries, equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2012, (1) approximately 1% to 3% of our revenue, (2) approximately 4% to 6% of our aggregate operating and selling, general and administrative (SG&A) expenses (exclusive of stock-based compensation expense) and (3) approximately 12% to14% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2012 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the Hungarian forint, Polish zloty, Czech koruna, euro, Swiss Franc and Chilean peso to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2011, we expect to increase the use of hedging strategies during 2012 with respect to these non-functional currency risks. In addition, we have not hedged the currency risk associated with the net Australian dollar proceeds we are to receive pursuant to the Austar Transaction. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements included in Part II of this report.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and, to a lesser extent, the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities and, for telephony services, entrance into interconnection arrangements with the incumbent phone companies. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities.
In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services to distribute their own services or resell our services to end customers. Programming businesses are subject to regulation on a country by country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
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
Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and in certain countries have imposed access obligations. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe, video “must carry” obligations in many markets in which we operate and video and broadband internet access obligations in Belgium.
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or, in the case of the EU, European level), which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth, such as the delays and conditions we faced in the KBW and Aster Acquisitions.
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
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, primarily private equity funds. Even if we are successful in acquiring new businesses, the integration of such new businesses may present significant costs and challenges, including: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; and integrating personnel, networks, financial systems and operational systems. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including, for example, the recently completed KBW Acquisition.
In addition, we anticipate that most, if not all, companies acquired by us will be located outside the United States. Foreign companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws. While we intend to conduct appropriate due diligence and to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies' disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
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

Although substantially all of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation. Our worldwide effective tax rate is reduced under a provision in U.S. tax law that defers the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation of assets currently held in foreign jurisdictions or recognition of foreign income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax may result in a higher effective tax rate for the company. This includes what is typically referred to as “Subpart F Income,” which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. While the company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate.
We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Also, various income tax proposals in the countries in which we operate, such as those relating to fundamental U.S. international tax reform and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws on which our deferred taxes are calculated. We are unable to predict whether any of these or other proposals in the United States or foreign jurisdictions will ultimately be enacted. Any such material changes could negatively impact our business.
Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 17 to our consolidated financial statements included in Part II of this report). As a result, we are highly leveraged. At December 31, 2011, our outstanding consolidated debt and capital lease obligations were $24.8 billion, of which $184.1 million is due over the next 12 months and $24.2 billion is due in 2014 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months.  As our debt maturities grow in later years, however, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  In this regard, we completed refinancing transactions in 2011 and early 2012 that, among other matters, resulted in the extension of certain of our subsidiaries' debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political, economic and regulatory developments will impact the credit and equity markets we access and our future financial position.
Our ability to service or refinance our debt and to maintain compliance with the financial covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase our cash provided by operations and to achieve adequate returns on our capital expenditures and acquisitions. In this regard, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to partially repay or limit the borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2011, we purchased $912.3 million (including direct acquisition costs) of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.
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
In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense. Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries' credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries. We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to EURIBOR, LIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure.
We are subject to increasing operating costs and inflation risks which may adversely affect our earnings. While our operations attempt to increase our subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings (loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.
Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations.  The current macroeconomic environment is highly volatile, and continuing instability in global markets, including the ongoing turmoil in Europe related to sovereign debt issues and the stability of the euro, has contributed to a global economic downturn. Future developments are dependent upon a number of political and economic factors, including the effectiveness of measures by the European Commission to address debt burdens of certain countries in Europe and the overall stability of the eurozone. As a result, we cannot predict how long these challenging conditions will exist or the extent to which the markets in which we operate may further deteriorate.
These unfavorable economic conditions may impact a significant number of our subscribers and, as a result, it may be (1) more difficult for us to attract new subscribers, (2) more likely that subscribers will downgrade or disconnect their services and (3) more difficult for us to maintain ARPUs at existing levels. Countries may also seek new or increased revenue sources due to fiscal deficits. Such actions may further adversely affect our company. Accordingly, our ability to increase, or, in certain cases, maintain, the revenue, ARPUs, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating segments could be adversely affected if the macroeconomic environment remains uncertain or declines further. We are currently unable to predict the extent of any of these potential adverse effects.
We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows. Our operations are subject to macro-economic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the EU and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the EU and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the euro entirely, which could result in the redenomination of a portion, or, in the extreme case, all of our euro denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our services, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.
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
We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2011, our exposure to counterparty credit risk included (1) derivative assets with a fair value of $708.8 million, (2) cash and cash equivalent and restricted cash balances of $1,760.5 million and (3) aggregate undrawn debt facilities of $1,857.7 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. In this regard, (1) additional financial institution failures could reduce amounts available under committed credit facilities, adversely impact our ability to access cash deposited with any failed financial institution and cause a default under one or more derivative contracts, and (2) further deterioration in the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination.

In an insolvency of a derivative counterparty under the laws of certain jurisdictions, however, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.
The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.
The liquidity and value of our interests in our subsidiaries may be adversely affected by stockholder agreements and similar agreements to which we are a party. We own equity interests in a variety of international broadband communications and programming businesses. Certain of these equity interests are held pursuant to stockholder agreements, partnership agreements and other instruments and agreements that contain provisions that affect the liquidity, and therefore the realizable value, of those interests. Most of these agreements subject the transfer of such equity interests to consent rights or rights of first refusal of the other stockholders or partners. In certain cases, a change in control of the company or the subsidiary holding the equity interest will give rise to rights or remedies exercisable by other stockholders or partners. Some of our subsidiaries are parties to loan agreements that restrict changes in ownership of the borrower without the consent of the lenders. All of these provisions will restrict the ability to sell those equity interests and may adversely affect the prices at which those interests may be sold.
We may not report net earnings. We reported losses from continuing operations of $807.5 million, $953.7 million and $99.8 million during 2011, 2010 and 2009, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or ever.
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
John C. Malone has significant voting power with respect to corporate matters considered by our stockholders. John C. Malone beneficially owns outstanding shares of our common stock representing 36% of our aggregate voting power as of February 16, 2012. By virtue of Mr. Malone's voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Mr. Malone's rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.
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

Change in control provisions in our incentive plan and related award agreements may also discourage, delay, or prevent a change in control of our company, even if such change of control would be in the best interests of our stockholders.
Our ability to exercise control over certain of our subsidiaries may be, in some cases, dependent upon the consent and co-operation of other equity participants who are not under our control. At December 31, 2011, we had continuing operations in 13 countries through our subsidiaries. Our ownership participation in each of these subsidiaries varies from market to market, and in certain countries we have agreements with minority shareholders, which provide these minority shareholders with different rights and the ability to block transactions or decisions that we would otherwise undertake. Our ability to withdraw funds, including dividends, from our participation in, and to exercise management control over, certain of these subsidiaries and investments depends on the consent of the other equity participants in these subsidiaries. Although the terms of our investments vary, our operations may be affected if disagreements develop with other equity participants in our subsidiaries. Failure to resolve such disputes could restrict payments to us and have an adverse effect on our business operations.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
During 2011, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
Our subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. The following is a description of legal proceedings to which certain of our subsidiaries are parties outside the normal course of business that were material at the time originally reported.
Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe's alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Liberty Global Europe's subsidiary, Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the

Cignal shareholders would be entitled until October 31, 2001, to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe's discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.
On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals in Amsterdam gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the decision of the Court of Appeals in Amsterdam in the event that Liberty Global Europe's appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs' conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear whether the Cignal shareholders will request the Court of Appeals in The Hague to render a new decision.
On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court's April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Market Information

We have three series of common stock, LGI Series A, Series B and Series C, that trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2011
First quarter	$44.32	$35.41	$43.87	$35.80	$43.10	$34.00
Second quarter	$47.30	$39.17	$47.07	$38.11	$45.43	$37.52
Third quarter	$47.31	$33.27	$46.64	$34.38	$44.73	$31.82
Fourth quarter	$43.23	$32.06	$43.28	$39.37	$41.25	$36.60

Year ended December 31, 2010
First quarter	$29.47	$21.82	$29.46	$21.89	$29.05	$21.76
Second quarter	$29.85	$22.78	$29.64	$23.41	$29.56	$22.57
Third quarter	$31.20	$25.18	$32.59	$26.20	$30.95	$25.13
Fourth quarter	$40.86	$30.42	$41.18	$30.92	$38.47	$30.19

Holders

As of February 16, 2012, there were 2,029, 125 and 2,075 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder).

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2011:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2011 through October 31, 2011	Series A:	—	Series A:	$—	Series A:	—
	Series C:	1,138,300	Series C:	$36.88	Series C:	1,138,300	(b)
November 1, 2011 through November 30, 2011	Series A:	—	Series A:	$—	Series A:	—
	Series C:	1,079,400	Series C:	$38.88	Series C:	1,079,400	(b)
December 1, 2011 through December 31, 2011	Series A:	—	Series A:	$—	Series A:	—
	Series C:	990,000	Series C:	$38.61	Series C:	990,000	(b)
Total — October 1, 2011 through December 31, 2011	Series A:	—	Series A:	$—	Series A:	—
	Series C:	3,207,700	Series C:	$38.09	Series C:	3,207,700	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
As of December 31, 2011, the remaining amount authorized for stock repurchases was $1,011.1 million. This amount reflects the authorization on December 15, 2011 of a new $1.0 billion equity repurchase program. For additional information, see note 11 to our consolidated financial statements.

Stock Performance Graph
The following graph compares the change from January 1, 2007 to December 31, 2011 in the cumulative total stockholder return (assuming reinvestment of dividends, as applicable) on LGI Series A common stock, LGI Series B common stock, LGI Series C common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index. The graph assumes that $100 was invested on January 1, 2007.

	As of December 31,
	2007	2008	2009	2010	2011

LGI Series A	$134.44	$54.61	$75.09	$121.37	$140.75
LGI Series B	$133.49	$53.90	$74.79	$121.98	$140.03
LGI Series C	$130.68	$54.21	$78.07	$121.04	$141.14
NASDAQ Telecommunications Index	$88.95	$51.11	$76.64	$98.95	$104.63
NASDAQ Composite Index	$108.47	$66.35	$95.38	$113.19	$113.81

Item 6.    SELECTED FINANCIAL DATA

The following tables present selected historical financial information of LGI and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. This information is only a summary, and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2011	2010	2009	2008	2007
	in millions
Summary Balance Sheet Data: (a)
Property and equipment, net	$12,868.4	$11,112.3	$12,010.7	$12,035.4	$10,608.5
Goodwill	$13,289.3	$11,734.7	$13,353.8	$13,144.7	$12,626.8
Total assets	$36,409.2	$33,328.8	$39,899.9	$33,986.1	$32,618.6
Debt and capital lease obligations, including current portion	$24,757.9	$22,462.6	$25,852.6	$20,502.9	$18,353.4
Total equity	$2,931.4	$3,457.7	$6,497.1	$6,494.7	$8,282.1

	Year ended December 31,
	2011	2010	2009	2008	2007
	in millions, except per share amounts
Summary Statement of Operations Data: (a)
Revenue	$9,510.8	$8,364.2	$6,963.5	$7,100.9	$6,223.2
Operating income	$1,818.4	$1,393.6	$904.1	$752.8	$221.3
Loss from continuing operations (b)	$(807.5)	$(953.7)	$(99.8)	$(694.0)	$(442.5)
Loss from continuing operations attributable to LGI stockholders	$(846.1)	$(1,040.1)	$(274.7)	$(712.1)	$(505.9)
Basic and diluted loss from continuing operations attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(3.21)	$(4.11)	$(1.02)	$(2.26)	$(1.33)
 ___________________

(a)
We acquired KBW on December 15, 2011, Aster on September 16, 2011 and Unitymedia on January 28, 2010. We sold the J:COM Disposal Group on February 18, 2010 and we expect to complete the disposition of Austar subsequent to December 31, 2011. Accordingly, our summary balance sheet data as of December 31, 2011 presents Austar as a discontinued operation and our summary statement of operations data presents the J:COM Disposal Group, Austar and a less significant entity as discontinued operations during the applicable periods. We also completed a number of less significant acquisitions during the years presented. For information regarding our acquisitions and dispositions during the past three years, see notes 3 and 4 to our consolidated financial statements.

(b)	Includes earnings from continuing operations attributable to noncontrolling interests of $38.6 million, $86.4 million, $174.9 million, $18.1 million and $63.4 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2011, 2010 and 2009.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of December 31, 2011.

Overview

We are an international provider of video, broadband internet and telephony services with continuing consolidated broadband communications and/or DTH operations at December 31, 2011 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia and KBW in Germany are collectively referred to as the "UPC Broadband Division." UPC Holding's broadband communications operations in Chile are provided through VTR. Through Telenet, we provide broadband communications services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various download speeds ranging up to 150 Mbps, depending on the market and the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors.

We offer voice-over-internet-protocol, or “VoIP” telephony services in all of our broadband communications markets. In Austria, Belgium, Chile, Hungary and the Netherlands, we also provide circuit-switched telephony services. In Belgium and, to a lesser extent, Germany and Poland, we also offer mobile telephony services using third-party networks.

We have completed a number of transactions that impact the comparability of our 2011 and 2010 results of operations. The most significant of these transactions were the KBW Acquisition on December 15, 2011, the Aster Acquisition on September 16, 2011 and the Unitymedia Acquisition on January 28, 2010. We also completed a number of less significant acquisitions in Europe during 2011, 2010 and 2009.

We expect to complete the disposition of Austar subsequent to December 31, 2011. Effective September 30, 2010, we closed down the DTH operations of Unitymedia's arena segment and on February 18, 2010 we sold the J:COM Disposal Group. Our consolidated balance sheet as of December 31, 2011 has been reclassified to present Austar as a discontinued operation and our consolidated statements of operations and cash flows have been reclassified to present Austar, Unitymedia's arena segment and the J:COM Disposal Group as discontinued operations for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and dispositions, see notes 3 and 4 to our consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications, DTH and programming businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 17 to our consolidated financial statements) and free cash flow (as defined below under Liquidity and Capital Resources — Consolidated Cash Flow Statements). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2011, we owned and operated networks that passed 33,262,100 homes and served 32,790,100 revenue generating units (RGUs), consisting of 18,405,500 video subscribers, 8,159,300 broadband internet subscribers and 6,225,300 telephony subscribers.

Including the effects of acquisitions, our continuing operations added a total of 5,774,300 RGUs during 2011. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 1,191,500 RGUs on an organic basis during 2011, as compared to 836,800 RGUs that were added on an organic basis during 2010. The organic RGU growth during 2011 is attributable to the growth of our (i) digital cable services, which added 1,020,300 RGUs, (ii) broadband internet services, which added 764,600 RGUs, (iii) telephony services, which added 733,800 RGUs, and (iv) DTH video services, which added 90,900 RGUs. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by a decline in our analog cable RGUs of 1,406,200 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

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

(i)
organic declines in (a) subscription revenue in Austria, Romania and the Czech Republic and (b) overall revenue in Austria, the Czech Republic and Hungary during the fourth quarter of 2011, as compared to the fourth quarter of 2010;

(ii)
organic declines in subscription revenue from (a) video services in the Czech Republic, Ireland and Romania and (b) telephony services in Austria during the fourth quarter of 2011, as compared to the fourth quarter of 2010;

(iii)
organic declines in subscription revenue from (a) video services in Poland and, to a lesser extent, the Czech Republic, and (b) broadband internet services in Poland during the fourth quarter of 2011, as compared to the third quarter of 2011;

(iv)
organic declines in (a) video RGUs in the majority of our markets during the fourth quarter of 2011, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets and (b) total RGUs in Switzerland during the fourth quarter of 2011;

(v)
organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the fourth quarter of 2011, as compared to the fourth quarter of 2010; and

(vi)	organic declines in overall ARPU in Ireland, Austria, the Czech Republic, Hungary and Romania during the fourth quarter of 2011, as compared to the fourth quarter of 2010.

In addition to competition, our operations are subject to macro-economic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the euro entirely, which could result in the redenomination of a portion, or in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.

Over the next few years, we expect to continue to generate organic growth in our consolidated revenue and operating cash flow. We expect this growth to come primarily from organic increases in our digital cable, broadband internet and telephony RGUs, as we expect that our analog cable RGUs will decline and that our overall ARPU will remain relatively unchanged during this timeframe. During 2012, we plan to (i) introduce a next generation set-top box platform, which we refer to as “Horizon,” and (ii) launch mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. In addition, we have entered into mobile virtual network operator (MVNO) arrangements in certain of our European markets with the intention of introducing or increasing the scale of our mobile service offerings. While we expect that the expansion of our mobile service offerings and the introduction of the Horizon platform will ultimately have a positive impact on our revenue and operating cash flow, we also expect that (i) our mobile service offerings initially will have a negative impact on our operating cash flow, particularly in Chile, where we expect the negative impact experienced in 2011 to accelerate in 2012, and (ii) growth in digital cable services, in combination with the introduction of the Horizon platform, online viewing and other factors, will contribute to higher digital cable programming costs. In addition, the continued construction of our wireless network in Chile and the deployment of our Horizon platform will require significant capital expenditures. For additional information concerning our capital expenditures, see Liquidity and Capital Resources - Consolidated Cash Flow Statements below. Our expectations with respect to the items discussed in this paragraph are subject to competitive, economic, technological, political and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.
The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant capital expenditures are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned capital expenditures, our growth could be limited and our competitive position could be harmed. For information regarding our capital expenditures, see Liquidity and Capital Resources — Consolidated Cash Flow Statements below.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2011, 2010 and 2009 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity's operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the year ended December 31, 2011 was to the euro as 61.2% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment's revenue and operating cash flow. As we have the ability to control Telenet and the VTR Group, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide B2B services. At December 31, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Germany segment includes Unitymedia and KBW. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 17 to our consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for (i) 2011, as compared to 2010, and (ii) 2010, as compared to 2009. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2011, 2010 and 2009 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, revenue earned from B2B services, interconnect fees, installation fees, channel carriage fees, mobile telephony revenue, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 17 to our consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium, see note 16 to our consolidated financial statements.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates have increased (i) effective January 1, 2011 in Switzerland, Poland and Slovakia, (ii) effective January 1, 2012 in Ireland and Hungary and (iii) with respect to certain digital cable services, effective January 1, 2012 in Belgium. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the Hungarian Telecom Tax) that is applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010.  The Hungarian Telecom Tax is currently scheduled to expire at the end of 2012. The EU Commission initiated an investigation in March 2011 and, on September 29, 2011, the EU Commission requested that Hungary abolish the Hungarian Telecom Tax on the grounds that it is illegal under EU rules. The Hungarian government has not taken any measures to comply and the EU Commission may refer the matter to the EU Court of Justice. Until such time as this matter is resolved, we will continue to accrue and pay the Hungarian Telecom Tax. Through December 31, 2011, we have incurred total inception-to-date operating expenses of HUF 6.9 billion ($28.4 million) as a result of the Hungarian Telecom Tax.

We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs are subject to various risks, including political and economic instability, natural calamities (such as the recent flood in Thailand), interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. For example, due in part to the recent flooding in Thailand, we have been experiencing longer than normal lead times with respect to our customer premises and other equipment needs for certain of our operations. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows.

 Revenue of our Reportable Segments

Revenue — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$1,450.0	$1,146.6	$303.4	26.5	9.0
The Netherlands	1,273.4	1,156.8	116.6	10.1	5.0
Switzerland	1,292.3	1,076.8	215.5	20.0	2.2
Other Western Europe	883.6	820.3	63.3	7.7	2.7
Total Western Europe	4,899.3	4,200.5	698.8	16.6	4.9
Central and Eastern Europe	1,122.5	1,001.5	121.0	12.1	1.5
Central and other	122.7	108.6	14.1	13.0	7.7
Total UPC Broadband Division	6,144.5	5,310.6	833.9	15.7	4.3
Telenet (Belgium)	1,918.5	1,727.2	191.3	11.1	5.7
VTR Group (Chile)	889.0	798.2	90.8	11.4	5.7
Corporate and other	645.2	608.6	36.6	6.0	1.8
Intersegment eliminations	(86.4)	(80.4)	(6.0)	(7.5)	(2.3)
Total	$9,510.8	$8,364.2	$1,146.6	13.7	4.6

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our broadband communications markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU. For a description of the more notable recent impacts of this competition on our broadband communications markets, see Overview above.

Germany. The increase in Germany's revenue during 2011, as compared to 2010, includes (i) an organic increase of $103.1 million or 9.0%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$73.7	$—	$73.7
ARPU (d)	11.2	—	11.2
Increase in non-subscription revenue (e)	—	18.2	18.2
Organic increase	84.9	18.2	103.1
Impact of acquisitions	111.9	14.8	126.7
Impact of FX	64.8	8.8	73.6
Total	$261.6	$41.8	$303.4
_______________

(a)
Germany's subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic analog signals from Unitymedia and KBW at volume-based discounts, provide access to nearly two-thirds of Germany's analog cable subscribers. During 2011, Germany's 20 largest bulk agreement accounts generated approximately 6% of the combined annual revenue of Unitymedia and KBW (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany's bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we have made to regulators in connection with the KBW Acquisition. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany's larger bulk agreements. During 2011, the bulk agreements that are subject to this special termination right accounted for a significant portion of the combined annual revenue associated with (i) all of the bulk agreements of Unitymedia and KBW and (ii) the 20 largest bulk agreement accounts mentioned above.

(b)
Germany's non-subscription revenue includes fees received for the carriage of certain channels included in Germany's analog and digital cable offerings. These fees, which represented approximately 7% of the combined annual revenue of Unitymedia and KBW during 2011, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2012 through 2014. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In addition, in connection with the KBW Acquisition, we made a commitment to regulators that, through December 15, 2015, the annual carriage fees received by Unitymedia and KBW for each free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the respective current rate card systems of Unitymedia and KBW as of January 1, 2012.

(c)
The increase in Germany's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Germany's average number of analog cable RGUs led to a decline in the average number of total video RGUs in Germany during 2011, as compared to 2010.

(d)
The increase in Germany's subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of telephony, digital cable and broadband internet RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to the impact of free bundled services provided to new subscribers during promotional periods, (ii) lower ARPU due to a higher proportion of customers receiving discounted analog cable services through bulk agreements and (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. In connection with the KBW Acquisition, we made certain commitments to regulators, including a commitment to distribute digital free-to-air television channels in unencrypted form commencing January 1, 2013. We do not expect this commitment, which is consistent with KBW's current practice, to have a material impact on our future prospects for growth in Germany's video revenue.

(e)
The increase in Germany's non-subscription revenue is primarily attributable to increases in (i) installation revenue, primarily due to a higher number of RGU additions, (ii) interconnect revenue, primarily due to growth in Germany's telephony services and (iii) channel carriage fees.

For additional information concerning the commitments we have made to regulators in connection with the KBW Acquisition, see note 3 to our consolidated financial statements.

The Netherlands. The increase in the Netherland's revenue during 2011, as compared to 2010, includes (i) an organic increase of $57.5 million or 5.0% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$40.9	$—	$40.9
ARPU (b)	13.9	—	13.9
Increase in non-subscription revenue (c)	—	2.7	2.7
Organic increase	54.8	2.7	57.5
Impact of FX	53.3	5.8	59.1
Total	$108.1	$8.5	$116.6
_______________

(a)
The increase in the Netherlands' subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the Netherlands' average number of analog cable

RGUs led to a decline in the average number of total video RGUs in the Netherlands during 2011, as compared to 2010.

(b)
The increase in the Netherlands' subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to a decrease in telephony call volume, including the impact of customers moving from usage-based to fixed-rate calling plans, (ii) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet services and (iii) higher ARPU due to January 2011 price increases for certain video, broadband internet and telephony services.

(c)
The increase in the Netherlands' non-subscription revenue is attributable to the net impact of (i) an increase in B2B revenue, due primarily to growth in B2B telephony and broadband internet services, and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Switzerland. The increase in Switzerland's revenue during 2011, as compared to 2010, includes (i) an organic increase of $23.2 million or 2.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$11.1	$—	$11.1
ARPU (b)	9.0	—	9.0
Increase in non-subscription revenue (c)	—	3.1	3.1
Organic increase	20.1	3.1	23.2
Impact of FX	161.5	30.8	192.3
Total	$181.6	$33.9	$215.5
_______________

(a)
The increase in Switzerland's subscription revenue related to a change in Switzerland's average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decrease in the average number of analog cable RGUs. The decline in the average numbers of Switzerland's analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during 2011, as compared to 2010.

(b)
The increase in Switzerland's subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans, (ii) lower ARPU from broadband internet services, (iii) higher ARPU due to price increases implemented in January 2011 and the second half of 2010 for certain analog and digital cable services and (iv) higher ARPU from digital cable services.

(c)
The increase in Switzerland's non-subscription revenue is primarily attributable to the net impact of (i) an increase in installation revenue, (ii) a decline in B2B revenue and (iii) higher revenue from the sale of customer premises equipment. The higher revenue from customer premises equipment sales is due largely to the second quarter 2010 introduction of “digicards,” which enable customers with “common interface plus” enabled televisions who subscribe to, or otherwise have purchased access to, our digital cable service, to view our digital cable service without a set-top box. The decline in B2B revenue is due primarily to lower revenue of $8.0 million or 34.9% from construction and equipment sales that was only partially offset by modest growth in B2B telephony and broadband internet services.

Other Western Europe. The increase in Other Western Europe's revenue during 2011, as compared to 2010, includes (i) an organic increase of $22.4 million or 2.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$46.1	$—	$46.1
ARPU (b)	(19.5)	—	(19.5)
Decrease in non-subscription revenue (c)	—	(4.2)	(4.2)
Organic increase (decrease)	26.6	(4.2)	22.4
Impact of FX	35.2	5.7	40.9
Total	$61.8	$1.5	$63.3
_______________

(a)
The increase in Other Western Europe's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by decreases in the average numbers of analog cable RGUs in each of Ireland and Austria and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average numbers of total video RGUs in both Ireland and Austria during 2011, as compared to 2010.

(b)
The decrease in Other Western Europe's subscription revenue related to a change in ARPU is primarily attributable to a decrease in ARPU in Austria, as ARPU in Ireland declined only slightly during 2011, as compared to 2010. The decrease in Austria's overall ARPU is primarily due to the net effect of (i) lower ARPU due to a higher proportion of customers selecting lower-priced tiers of broadband internet services, (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and a higher proportion of customers selecting such usage-based calling plans and (iii) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services. Ireland's overall ARPU declined slightly during 2011, as compared to 2010, primarily due to the net impact of the following factors: (i) higher ARPU due to January 2011 price increases for certain digital and broadband internet services and (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and a higher proportion of customers selecting such usage-based calling plans. In addition, Other Western Europe's overall ARPU was slightly impacted by adverse changes in RGU mix in both Austria and Ireland.

(c)
The decrease in Other Western Europe's non-subscription revenue is due primarily to (i) a decrease in B2B revenue and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories. The decrease in B2B revenue is primarily attributable to the net effect of (i) growth in Ireland's B2B broadband internet services, (ii) a decrease in Austria's B2B broadband internet and telephony services and (iii) a decrease resulting from the impact of a first quarter 2010 favorable settlement with the incumbent telecommunications operator in Austria.

Central and Eastern Europe. The increase in Central and Eastern Europe's revenue during 2011, as compared to 2010, includes (i) an organic increase of $15.2 million or 1.5%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$23.4	$—	$23.4
ARPU (b)	(17.9)	—	(17.9)
Increase in non-subscription revenue (c)	—	9.7	9.7
Organic increase	5.5	9.7	15.2
Impact of acquisitions	47.6	17.9	65.5
Impact of FX	36.8	3.5	40.3
Total	$89.9	$31.1	$121.0
_______________

(a)
The increase in Central and Eastern Europe's subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable (mostly in Poland, Hungary and Romania), broadband internet (mostly in Poland, Hungary and the Czech Republic) and telephony RGUs (mainly in Poland and Hungary) that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in each country within our Central and Eastern Europe segment during 2011, as compared to 2010.

(b)
The decrease in Central and Eastern Europe's subscription revenue related to a change in ARPU is primarily due to the following factors: (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services and (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. The impacts of these negative factors were partially offset by an improvement in Central and Eastern Europe's RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The increase in Central and Eastern Europe's non-subscription revenue is primarily attributable to an increase in B2B revenue, largely driven by growth in B2B broadband internet and telephony services in the Czech Republic and Poland.

Telenet (Belgium). The increase in Telenet's revenue during 2011, as compared to 2010, includes (i) an organic increase of $98.5 million or 5.7%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (a)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (b)	$31.8	$—	$31.8
ARPU (c)	34.9	—	34.9
Increase in non-subscription revenue (d)	—	31.8	31.8
Organic increase	66.7	31.8	98.5
Impact of acquisition	—	4.1	4.1
Impact of FX	74.1	14.6	88.7
Total	$140.8	$50.5	$191.3
_______________

(a)
The organic increase in Telenet's subscription and non-subscription revenue is net of decreases of $7.6 million and $3.7 million, respectively, that resulted from a change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective in January 2011.  As a result of this legislative action, Telenet now acts as an agent, as opposed to a principal, in these transactions.

(b)
The increase in Telenet's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2011, as compared to 2010.

(c)
The increase in Telenet's subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) higher ARPU due to February 2010 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (ii) lower ARPU due to an increase in the proportions of customers selecting lower-priced tiers of broadband internet services, (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans and (iv) higher ARPU from digital cable services.

(d)
The increase in Telenet's non-subscription revenue is due primarily to (i) an increase in mobile telephony revenue of $22.5 million, (ii) an increase in interconnect revenue, as higher interconnect revenue associated with growth in mobile and fixed telephony services more than offset lower revenue associated with a decline in mobile termination rates, and (iii) an increase in revenue from B2B services. These increases were partially offset by a decrease in installation revenue, primarily attributable to a lower number of RGU additions and increased promotional discounts.

Based on the most recent tariff regulations, mobile termination rates in Belgium will continue to decline significantly through January 2013.  The associated declines in Telenet's revenue are expected to be largely offset by corresponding decreases in Telenet's interconnect expenses.

For information concerning the potential adverse impacts on ARPU and revenue from video and broadband internet services as a result of regulatory developments in Belgium, see note 16 to our consolidated financial statements.

VTR Group (Chile). The increase in the VTR Group's revenue during 2011, as compared to 2010, includes (i) an organic increase of $45.5 million or 5.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$30.2	$—	$30.2
ARPU (b)	14.5	—	14.5
Increase in non-subscription revenue (c)	—	0.8	0.8
Organic increase	44.7	0.8	45.5
Impact of FX	41.3	4.0	45.3
Total	$86.0	$4.8	$90.8
_______________

(a)
The increase in the VTR Group's subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group's subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a net increase resulting primarily from the following factors: (a) higher ARPU due to inflation and other price adjustments, (b) lower ARPU from broadband internet services, (c) higher ARPU resulting from the estimated $4.3 million of revenue that was lost during the first quarter of 2010 as a result of an earthquake and tsunami in Chile and (d) higher ARPU from digital cable services.

(c)	The increase in the VTR Group's non-subscription revenue is primarily attributable to higher advertising revenue that was only partially offset by lower interconnect and installation revenue.

Revenue — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$1,146.6	$—	$1,146.6	N.M.	N.M
The Netherlands	1,156.8	1,139.7	17.1	1.5	6.6
Switzerland	1,076.8	1,020.6	56.2	5.5	1.3
Other Western Europe	820.3	835.3	(15.0)	(1.8)	3.2
Total Western Europe	4,200.5	2,995.6	1,204.9	40.2	5.1
Central and Eastern Europe	1,001.5	1,008.1	(6.6)	(0.7)	0.3
Central and other	108.6	113.6	(5.0)	(4.4)	(0.5)
Total UPC Broadband Division	5,310.6	4,117.3	1,193.3	29.0	3.8
Telenet (Belgium)	1,727.2	1,674.6	52.6	3.1	7.1
VTR Group (Chile)	798.2	700.8	97.4	13.9	4.1
Corporate and other	608.6	548.9	59.7	10.9	9.7
Intersegment eliminations	(80.4)	(78.1)	(2.3)	(2.9)	(8.2)
Total	$8,364.2	$6,963.5	$1,400.7	20.1	5.0
 ________________________

N.M. — Not Meaningful.

Germany. The revenue increase for Germany during 2010, as compared to 2009, is entirely attributable to the January 28, 2010 Unitymedia Acquisition.

The Netherlands. The increase in the Netherland's revenue during 2010, as compared to 2009, includes (i) an organic increase of $75.4 million or 6.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$34.2	$—	$34.2
ARPU (b)	34.0	—	34.0
Increase in non-subscription revenue (c)	—	7.2	7.2
Organic increase	68.2	7.2	75.4
Impact of FX	(52.8)	(5.5)	(58.3)
Total	$15.4	$1.7	$17.1
_______________

(a) The increase in the Netherlands’ subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the Netherlands’ average number of analog cable RGUs led to a decline in the average number of total video RGUs in the Netherlands during 2010, as compared to 2009.

(b)
The increase in subscription revenue in the Netherlands’ related to a change in ARPU is primarily attributable to the positive impacts of (i) an improvement in the Netherlands’ RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, (ii) January 2010 price increases for certain video, broadband internet and telephony services and (iii) higher ARPU from digital cable services. These positive factors were only partially offset by the negative impacts of (a) higher proportions of customers selecting lower-priced tiers of broadband internet service and (b) lower telephony call volume for customers on usage-based calling plans.

(c)
The increase in the Netherlands’ non-subscription revenue is largely attributable to increases in (i) B2B revenue, due primarily to growth in business broadband internet and telephony services, (ii) installation revenue and (iii) interconnect revenue.

Switzerland. The increase in Switzerland's revenue during 2010, as compared to 2009, includes (i) an organic increase of $13.1 million or 1.3% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$0.9	$—	$0.9
ARPU (b)	(0.3)	—	(0.3)
Increase in non-subscription revenue (c)	—	12.5	12.5
Organic increase	0.6	12.5	13.1
Impact of FX	36.2	6.9	43.1
Total	$36.8	$19.4	$56.2
_______________

(a) The increase in Switzerland’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Switzerland's average number of analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during 2010, as compared to 2009.

(b)
The slight decrease in Switzerland’s subscription revenue related to a change in ARPU is due primarily to the net impact of (i) an improvement in Switzerland's RGU mix, attributable to higher proportions of digital cable and, to a lesser extent, broadband internet and telephony RGUs, (ii) price increases implemented during the second half of 2010 for certain video services, (iii) higher ARPU from digital cable services, (iv) lower telephony call volume for customers on usage-based calling plans and (v) an increase in the proportion of broadband internet subscribers selecting lower-priced tiers of service.

(c)
The increase in Switzerland’s non-subscription revenue is primarily attributable to the net impact of (i) an increase in installation revenue, (ii) higher revenue from the sale of customer premises equipment, due largely to the second quarter 2010 introduction of digicards, and (iii) a decline in B2B revenue. The decline in B2B revenue is due primarily to lower construction and equipment sales revenue that was only partially offset by modest growth in business broadband internet and telephony services.

Other Western Europe. The decrease in Other Western Europe's revenue during 2010, as compared to 2009, includes (i) an organic increase of $26.4 million or 3.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$37.5	$—	$37.5
ARPU (b)	(13.6)	—	(13.6)
Increase in non-subscription revenue (c)	—	2.5	2.5
Organic increase	23.9	2.5	26.4
Impact of FX	(35.4)	(6.0)	(41.4)
Total	$(11.5)	$(3.5)	$(15.0)
_______________

(a)
The increase in Other Western Europe's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by decreases in the average numbers of analog cable and, to a lesser extent, MMDS RGUs. The negative impact of lower average numbers of analog cable and MMDS RGUs led to a decline in the average number of total video RGUs in Other Western Europe during 2010, as compared to 2009.

(b)
The decrease in Other Western Europe's subscription revenue related to a change in ARPU is primarily attributable to the negative impacts of (i) slightly lower ARPU from digital cable services, (ii) a higher proportion of subscribers selecting lower-priced tiers of analog cable services, (iii) lower telephony call volume for customers on usage-based calling plans and, in Austria, a higher proportion of customers selecting such usage-based calling plans and (iv) a higher proportion of customers selecting lower-priced tiers of broadband internet services. These negative factors were partially offset by the positive impacts of (i) an improvement in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) rate increases for certain video, broadband internet and telephony services.

(c)
The increase in Other Western Europe’s non-subscription revenue is due primarily to an increase in B2B revenue, including the positive impact of a first quarter 2010 settlement with the incumbent telecommunications operator in Austria.

Central and Eastern Europe. The decrease in Central and Eastern Europe's revenue during 2010, as compared to 2009, includes (i) an organic increase of $3.1 million or 0.3%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$24.9	$—	$24.9
ARPU (b)	(28.3)	—	(28.3)
Increase in non-subscription revenue (c)	—	6.5	6.5
Organic increase (decrease)	(3.4)	6.5	3.1
Impact of acquisitions	0.5	—	0.5
Impact of FX	(8.2)	(2.0)	(10.2)
Total	$(11.1)	$4.5	$(6.6)
_______________

(a) The increase in Central and Eastern Europe's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet, telephony and, to a lesser extent, DTH video RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in each country within our Central and Eastern Europe segment during 2010, as compared to 2009.

(b)
The decrease in Central and Eastern Europe's subscription revenue related to a change in ARPU is primarily attributable to the negative impacts of (i) higher proportions of broadband internet and video subscribers selecting lower-priced tiers of service, (ii) lower ARPU from analog cable services, (iii) lower telephony call volume for customers on usage-based calling plans and (iv) lower ARPU from digital cable services. These negative factors were partially offset by the positive impacts of (i) an improvement in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs, and (ii) a June 2010 price increase for certain digital cable services in Poland.

(c)
The increase in Central and Eastern Europe's non-subscription revenue is due primarily to the net impact of (i) an increase in interconnect revenue, primarily in Poland, (ii) higher revenue from B2B services in Hungary, Poland and the Czech Republic and (iii) a decrease in revenue from B2B services in Romania.

Telenet (Belgium). The increase in Telenet's revenue during 2010, as compared to 2009, includes (i) an organic increase of $118.6 million or 7.1%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$50.4	$—	$50.4
ARPU (b)	53.2	—	53.2
Increase in non-subscription revenue (c)	—	15.0	15.0
Organic increase	103.6	15.0	118.6
Impact of acquisitions	—	24.2	24.2
Impact of FX	(75.0)	(15.2)	(90.2)
Total	$28.6	$24.0	$52.6
_______________

(a)
The increase in Telenet's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2010 as compared to 2009.

(b)
The increase in Telenet's subscription revenue related to a change in ARPU is primarily attributable to the positive impacts of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs and (ii) February 2009 and 2010 price increases for certain analog and digital cable services and a March 2009 price increase for telephony services. These positive factors were only partially offset by the negative impacts of (a) an increase in the proportion of customers selecting lower-priced tiers of broadband internet service and (b) lower telephony call volume for customers on usage-based plans.

(c)
The increase in Telenet's non-subscription revenue is due primarily to a $29.0 million increase in mobile telephony revenue that was only partially offset by (i) a decrease in installation revenue, primarily attributable to increased discounting and a lower number of RGU additions, (ii) lower sales of mobile handsets and digital set-top boxes, (iii) lower revenue from contract termination billings and (iv) a decrease in third-party commissions earned by Telenet’s mobile telephony retail operations. An increase in interconnect revenue and other individually insignificant changes in non-subscription revenue also contributed to the increase.

VTR Group (Chile). The increase in the VTR Group's revenue during 2010, as compared to 2009, includes (i) an organic increase of $29.1 million or 4.1% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$20.8	$—	$20.8
ARPU (b)	4.1	—	4.1
Increase in non-subscription revenue (c)	—	4.2	4.2
Organic increase	24.9	4.2	29.1
Impact of FX	62.5	5.8	68.3
Total	$87.4	$10.0	$97.4
_______________

(a) The increase in the VTR Group's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group's subscription revenue related to a change in ARPU is primarily attributable to the net effect of (i) a higher proportion of subscribers selecting higher-priced tiers of broadband internet services, (ii) a higher proportion of subscribers selecting lower-priced tiers of video service, (iii) an improvement in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs, (iv) higher ARPU from digital cable services, (v) lower ARPU resulting from the estimated $4.3 million of revenue that was lost during the first quarter of 2010 as a result of an earthquake and tsunami in Chile and (vi) an increase due to inflation and other price adjustments.

(c)
The increase in the VTR Group's non-subscription revenue is primarily attributable to increases in advertising and installation revenue that were only partially offset by a decrease in interconnect revenue.

Operating Expenses of our Reportable Segments

Operating expenses — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$320.5	$272.9	$47.6	17.4	(0.3)
The Netherlands	375.4	351.1	24.3	6.9	2.0
Switzerland	374.7	325.4	49.3	15.2	(2.1)
Other Western Europe	346.0	322.4	23.6	7.3	2.4
Total Western Europe	1,416.6	1,271.8	144.8	11.4	0.6
Central and Eastern Europe	435.2	381.4	53.8	14.1	3.3
Central and other	103.7	99.5	4.2	4.2	(0.8)
Total UPC Broadband Division	1,955.5	1,752.7	202.8	11.6	1.1
Telenet (Belgium)	704.9	614.3	90.6	14.7	9.1
VTR Group (Chile)	381.2	333.6	47.6	14.3	8.4
Corporate and other	407.0	380.0	27.0	7.1	3.1
Intersegment eliminations	(84.5)	(79.5)	(5.0)	(6.3)	(0.8)
Total operating expenses excluding stock-based compensation expense	3,364.1	3,001.1	363.0	12.1	3.8
Stock-based compensation expense	15.3	9.4	5.9	62.8
Total	$3,379.4	$3,010.5	$368.9	12.3

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in digital cable services, in combination with the planned introduction of our Horizon platform and online viewing, and (ii) price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division's operating expenses (exclusive of stock-based compensation expense) increased $202.8 million or 11.6% during 2011, as compared to 2010. This increase includes $60.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's operating expenses increased $18.8 million or 1.1%. This increase includes the following factors:

•
An increase in programming and related costs of $28.8 million or 5.6%, due primarily to growth in digital video services, predominantly in the Netherlands, Germany, Poland and Ireland. The net impact of favorable copyright and programming fee settlements, primarily in Germany and the Netherlands, also contributed to the increase, as the $3.5 million favorable impact in 2011 was less than the $6.4 million favorable impact in 2010. These increases were partially offset by the impact of lower rates for certain copyright fees in Germany.

•
An increase in outsourced labor and professional fees of $15.0 million or 9.9%, primarily attributable to increased call center costs due to higher call volumes in Germany, Switzerland, the Netherlands and the Czech Republic;

•	A decrease in interconnect costs of $12.6 million or 6.8%, primarily attributable to the net effect of (i) decreased costs due to lower rates, primarily in Switzerland, Germany, the Netherlands and the Czech Republic, (ii) increased costs related to subscriber growth, primarily in Germany, (iii) decreased costs due to lower call volumes, primarily in Switzerland and Austria and (iv) a $3.0 million increase related to the impact of a favorable interconnect settlement during the third quarter of 2010 in Switzerland;

•
An increase in personnel costs of $7.2 million or 2.1%, due primarily to the net effect of (i) a decrease associated with higher levels of labor costs allocated to certain capital projects, including the development of our Horizon platform, (ii) annual wage increases, (iii) higher employee benefit related costs primarily in the Netherlands and Germany, (iv) lower costs related to temporary personnel, primarily in Switzerland and Germany, (v) increased bonus costs and (vi) increased staffing levels;

•	A decrease of $6.9 million or 43.6%, due primarily to lower B2B construction and equipment sales in Switzerland;

•
A decrease in network related expenses of $5.6 million or 2.3%, due primarily to the net effect of (i) lower energy costs in Germany and, to a lesser extent, the Czech Republic and the Netherlands, with the lower costs in Germany due in part to the release of accruals in connection with the settlement of operational contingencies during the second and fourth quarters of 2011, (ii) increased encryption costs, due largely to an increased number of installed digital cable set-top boxes, (iii) a $6.7 million decrease due to the 2011 settlement of a claim for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands and Switzerland, (iv) higher costs associated with the refurbishment of customer premises equipment and (v) higher duct and pole rental costs due primarily to increased rates in the Czech Republic and Romania. In Germany, duct and pole rental costs remained relatively constant as the impact of higher rates was offset by the favorable impact of the fourth quarter 2011 settlement of an operational contingency. In addition, in the UPC Broadband Division's central operations, the favorable impact of a fourth quarter 2011 settlement of a dispute with a third party regarding services rendered in 2010 contributed $2.9 million to the overall decrease in network related expenses; and

•
A decrease of $4.5 million at UPC DTH due to lower satellite costs resulting from (i) lower transponder rates and (ii) the impact of certain expenses incurred during 2010 related to UPC DTH's migration to a new satellite.

Telenet (Belgium). Telenet's operating expenses (exclusive of stock-based compensation expense) increased $90.6 million or 14.7% during 2011, as compared to 2010. This increase includes $3.1 million attributable to the impact of an acquisition. Excluding the effects of an acquisition and FX, Telenet's operating expenses increased $55.9 million or 9.1%. This increase includes the following factors:

•
An increase in programming and related costs of $36.3 million or 21.7%, due primarily to (i) an increase resulting from Telenet's second quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches over the next three years and (ii) growth in digital cable services. We anticipate that Telenet will continue to incur significant costs in connection with the Belgian soccer rights throughout the three-year term of the agreement, including estimated costs ranging from €34 million ($45 million) to €37 million ($49 million) during 2012;

•
An increase in network related expenses of $18.2 million or 20.2%, due primarily to (i) DTT network costs that Telenet began incurring during the fourth quarter of 2010 pursuant to an agreement that provides Telenet with the right to use a specified DTT network through June 2024, (ii) higher costs associated with the refurbishment of customer premises equipment and (iii) higher maintenance costs;

•
A decrease of $13.8 million in outsourced labor and customer premises equipment costs incurred in connection with the installation of certain wireless routers that were sold to customers during 2010.  In January 2011, Telenet ceased the practice of selling wireless routers to its customers and began installing modems with built-in wireless routers, the ownership of which is retained by Telenet;

•
An increase of $8.8 million or 23.9% in mobile costs, primarily due to increased mobile handset costs from (i) increased handset sales, primarily to third-party retailers, and (ii) promotions involving free or heavily-discounted handsets;

•
An increase in personnel costs of $8.8 million or 8.9%, due largely to increased staffing levels and annual wage increases. The increase in staffing levels is largely due to (i) the insourcing of certain customer care functions and (ii) increased network operations activities; and

•
A decrease in interconnect costs of $7.0 million or 8.2%, due primarily to decreases associated with (i) the previously-discussed change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective in January 2011 and (ii) the previously-discussed reduction in mobile termination rates. These decreases were partially offset by increases associated with (i) subscriber growth and (ii) increased mobile calling volumes.

VTR Group (Chile). The VTR Group's operating expenses (exclusive of stock-based compensation expense) increased $47.6 million or 14.3% during 2011, as compared to 2010. Excluding the effects of FX, the VTR Group's operating expenses increased $28.0 million or 8.4%. This increase includes the following factors:

•
An increase in programming and related costs of $14.6 million or 13.2%, as an increase associated with growth in digital cable services was only partially offset by a decrease arising from foreign currency exchange rate fluctuations with respect to the VTR Group's U.S. dollar denominated programming contracts. A significant portion of the VTR Group's programming costs are denominated in U.S dollars;

•	An increase in facilities expenses of $6.5 million, due mostly to higher site and tower rental costs in connection with VTR Wireless' mobile initiative;

•
An increase in outsourced labor and professional fees of $6.2 million or 29.1%, due largely to (i) increased call center costs due to efforts to improve service levels, (ii) a higher number of service calls and (iii) higher site and tower location costs incurred in connection with VTR Wireless' mobile initiative;

•	A decrease in bad debt and collection expenses of $5.4 million, as improved economic conditions and customer retention efforts have resulted in better collection experience; and

•	An increase in personnel costs of $2.9 million or 5.8%, due primarily to higher staffing levels related to VTR Wireless' mobile initiative.

Operating expenses — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$272.9	$—	$272.9	N.M.	N.M.
The Netherlands	351.1	348.8	2.3	0.7	5.6
Switzerland	325.4	311.3	14.1	4.5	0.6
Other Western Europe	322.4	321.4	1.0	0.3	5.3
Total Western Europe	1,271.8	981.5	290.3	29.6	3.0
Central and Eastern Europe	381.4	361.3	20.1	5.6	7.2
Central and other	99.5	99.2	0.3	0.3	4.0
Total UPC Broadband Division	1,752.7	1,442.0	310.7	21.5	4.1
Telenet (Belgium)	614.3	600.8	13.5	2.2	4.6
VTR Group (Chile)	333.6	299.4	34.2	11.4	1.8
Corporate and other	380.0	331.8	48.2	14.5	12.8
Intersegment eliminations	(79.5)	(77.5)	(2.0)	(2.6)	(8.1)
Total operating expenses excluding stock-based compensation expense	3,001.1	2,596.5	404.6	15.6	5.0
Stock-based compensation expense	9.4	7.9	1.5	19.0
Total	$3,010.5	$2,604.4	$406.1	15.6
____________

N.M. — Not Meaningful.

UPC Broadband Division. The UPC Broadband Division’s operating expenses (exclusive of stock-based compensation expense) increased $310.7 million or 21.5% during 2010, as compared to 2009. This increase includes $281.9 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s operating expenses increased $59.6 million or 4.1%. This increase includes the following factors:

•
An increase in programming and related costs of $42.0 million or 14.0%, due primarily to (i) growth in digital video services, predominantly in the Netherlands, Ireland, our UPC DTH operations and Poland, and (ii) foreign currency exchange rate fluctuations with respect to non-functional currency expenses associated with certain programming contracts, primarily in Poland and Switzerland. These factors were partially offset by the impact of the fourth quarter 2010 release of $8.1 million of copyright fee accruals in connection with the settlement of certain contingencies, primarily in Germany and the Netherlands;

•
An increase of $19.3 million that represents the full year 2010 impact of the Hungarian Telecom Tax imposed during the fourth quarter of 2010, with retroactive effect to the beginning of 2010. The Hungarian Telecom Tax is currently scheduled to expire at the end of 2012. For additional information concerning the Hungarian Telecom Tax, see the discussion under Discussion and Analysis of our Reportable Segments - General above;

•
A decrease in bad debt and collection expenses of $18.0 million, due largely to improved collection experience, most notably in Germany and the Czech Republic. For information regarding our approach to estimating the effects of acquisitions, see Results of Operations above;

•
An increase in network related expenses of $15.5 million or 8.5%, due largely to (i) higher costs associated with the refurbishment of customer premises equipment by the Netherlands, UPC DTH, Romania and Poland, (ii) higher energy costs in the Netherlands and the Czech Republic and (iii) higher costs in the UPC Broadband Division's central operations due to increased network transit requirements. The higher energy costs in the Netherlands are partially attributable to non-recurring items;

•
An increase in outsourced labor and professional fees of $8.1 million or 7.0%, due largely to higher outsourced labor associated with customer-facing activities, primarily in Switzerland and Ireland; and

•	A $3.3 million decrease during the third quarter of 2010 due to the impact of a favorable interconnect rate settlement in Switzerland.

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

•
An increase in programming and related costs of $11.8 million or 7.2%, due primarily to growth in digital cable services that was only partially offset by the impact of lower negotiated rates for programming content;

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

•
An increase in network related expense of $8.2 million or 9.5%, due primarily to (i) DTT network costs that Telenet began incurring during the fourth quarter of 2010 pursuant to the aforementioned DTT network agreement that expires in June 2024, (ii) higher costs associated with the refurbishment of customer premises equipment and (iii) higher maintenance costs;

•	A decrease in customer premises equipment sold to customers of $6.2 million, due primarily to lower mobile handset and digital set-top box sales; and

•
An increase in personnel costs of $5.7 million or 5.9%, due primarily to (i) increased staffing levels, largely related to (a) the insourcing of certain customer care functions and (b) increased network operations activities, including activities associated with Telenet’s conversion to a full MVNO during the fourth quarter of 2010, and (ii) higher severance costs.

VTR Group (Chile). The VTR Group’s operating expenses (exclusive of stock-based compensation expense) increased $34.2 million or 11.4% during 2010, as compared to 2009. Excluding the effects of FX, the VTR Group’s operating expenses increased $5.3 million or 1.8%. This increase includes the following factors:

•	A decrease in network related expenses of $8.1 million or 18.8%, due primarily to lower tariff rates for pole rentals;

•
An increase in programming and related costs of $6.0 million or 6.3%, as an increase associated with growth in digital cable services was only partially offset by a decrease arising from foreign currency exchange rate fluctuations with respect to the VTR Group’s U.S. dollar denominated programming contracts;

•	An increase in personnel costs of $2.8 million or 6.7%, due primarily to higher bonus costs; and

•	An increase in bad debt expense of $2.5 million or 7.5%, due primarily to subscriber growth and economic conditions.

SG&A Expenses of our Reportable Segments
SG&A expenses — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$265.8	$213.9	$51.9	24.3	7.0
The Netherlands	142.7	131.8	10.9	8.3	3.2
Switzerland	189.8	157.5	32.3	20.5	2.7
Other Western Europe	124.8	120.4	4.4	3.7	(1.2)
Total Western Europe	723.1	623.6	99.5	16.0	3.5
Central and Eastern Europe	139.3	123.3	16.0	13.0	3.8
Central and other	159.5	129.4	30.1	23.3	17.2
Total UPC Broadband Division	1,021.9	876.3	145.6	16.6	5.6
Telenet (Belgium)	246.6	240.1	6.5	2.7	(2.3)
VTR Group (Chile)	166.6	136.9	29.7	21.7	15.7
Corporate and other	231.2	229.0	2.2	1.0	(2.5)
Intersegment eliminations	(1.9)	(0.9)	(1.0)	N.M	N.M.
Total SG&A expenses excluding stock-based compensation expense	1,664.4	1,481.4	183.0	12.4	3.9
Stock-based compensation expense	116.0	101.6	14.4	14.2
Total	$1,780.4	$1,583.0	$197.4	12.5
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

UPC Broadband Division. The UPC Broadband Division's SG&A expenses (exclusive of stock-based compensation expense) increased $145.6 million or 16.6% during 2011, as compared to 2010. This increase includes $30.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's SG&A expenses increased $48.9 million or 5.6%. This increase includes the following factors:

•
An increase in personnel costs of $22.1 million or 6.6%, due primarily to (i) annual wage increases, (ii) higher marketing staffing levels, mostly in Switzerland and the Netherlands, (iii) higher bonus costs and (iv) higher severance costs;

•
An increase in outsourced labor and professional fees of $14.0 million or 29.4%, due primarily to higher consulting costs for (i) procurement, billing system and other initiatives within the UPC Broadband Division's central operations and (ii) strategic marketing projects in Germany;

•
An increase in sales and marketing costs of $7.3 million or 2.3% , due primarily to the net effect of (i) increased marketing activities, primarily in the Netherlands, Ireland and UPC DTH, (ii) higher sales commissions in Germany and (iii) lower sales commissions in the Czech Republic. The increase in sales commissions in Germany was partially offset by the release of an accrual in connection with the second quarter 2011 settlement of an operational contingency; and

•	An increase in information technology related expense of $4.5 million or 14.0%, due primarily to additional support and maintenance requirements.

Telenet (Belgium). Telenet's SG&A expenses (exclusive of stock-based compensation expense) increased $6.5 million or 2.7% during 2011, as compared to 2010. This increase includes $0.9 million attributable to the impact of an acquisition. Excluding the effects of an acquisition and FX, Telenet's SG&A expenses decreased $5.6 million or 2.3%. This decrease includes the following factors:

•
A decrease in sales and marketing costs of $12.4 million or 13.9%, due primarily to (i) lower marketing expenses, as increased promotional costs associated with Telenet's launch of Belgian football (soccer) coverage and advertising expenses during 2011 were more than offset by higher marketing campaign costs in 2010, (ii) lower sponsorship costs, (iii) lower costs related to sales call centers and (iv) decreased sales commissions, primarily related to lower sales;

•
An increase in outsourced labor and professional fees of $3.8 million or 13.9%, primarily due to an increase in consulting and legal costs associated with regulatory, strategic and financial initiatives; and

•	An increase in personnel costs of $2.1 million or 2.3%, primarily due to annual wage increases and increased staffing levels, partially offset by lower severance costs.

VTR Group (Chile). The VTR Group's SG&A expenses (exclusive of stock-based compensation expense) increased $29.7 million or 21.7%, during 2011, as compared to 2010. Excluding the effects of FX, the VTR Group's SG&A expenses increased $21.4 million or 15.7%. This increase includes the following factors:

•
An increase in sales and marketing costs of $10.6 million or 27.7%, due primarily to (i) increased costs associated with rebranding and other advertising campaigns that are largely attributable to VTR Wireless' mobile initiative and (ii) higher sales commissions;

•	An increase in facilities expenses of $4.3 million, due largely to office rental and other facilities costs associated with VTR Wireless' mobile initiative;

•	An increase in personnel costs of $2.1 million or 3.8%, primarily due to higher staffing levels related to VTR Wireless' mobile initiative; and

•
An increase in outsourced labor and professional fees of $2.1 million, due primarily to increased consulting costs related to (i) VTR Wireless' mobile initiative and (ii) a subscriber retention project.

SG&A expenses — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Organic increase
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$213.9	$—	$213.9	N.M.	N.M.
The Netherlands	131.8	127.0	4.8	3.8	9.0
Switzerland	157.5	147.4	10.1	6.9	2.6
Other Western Europe	120.4	124.0	(3.6)	(2.9)	1.8
Total Western Europe	623.6	398.4	225.2	56.5	3.3
Central and Eastern Europe	123.3	120.8	2.5	2.1	3.4
Central and other	129.4	124.9	4.5	3.6	8.8
Total UPC Broadband Division	876.3	644.1	232.2	36.1	4.4
Telenet (Belgium)	240.1	241.2	(1.1)	(0.5)	0.8
VTR Group (Chile)	136.9	113.0	23.9	21.2	10.7
Corporate and other	229.0	222.6	6.4	2.9	2.1
Inter-segment eliminations	(0.9)	(0.6)	(0.3)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	1,481.4	1,220.3	261.1	21.4	3.9
Stock-based compensation expense	101.6	105.3	(3.7)	(3.5)
Total	$1,583.0	$1,325.6	$257.4	19.4
 ____________

N.M. — Not Meaningful.

UPC Broadband Division. The UPC Broadband Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $232.2 million or 36.1% during 2010, as compared to 2009. This increase includes $217.9 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division’s SG&A expenses increased $28.5 million or 4.4%. This increase includes the following factors:

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

•
A decrease in sales and marketing costs of $1.8 million or 2.0%, due primarily to lower sales commissions related to favorable changes in the sales channel mix and lower sales, partially offset by increased marketing activities, mostly related to the promotion of Telenet’s mobile telephony services; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

VTR Group (Chile). The VTR Group’s SG&A expenses (exclusive of stock-based compensation expense) increased $23.9 million or 21.2% during 2010, as compared to 2009. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $12.1 million or 10.7%. This increase includes the following factors:

•
An increase in personnel costs of $7.8 million or 18.5%, due primarily to (i) higher bonus costs, (ii) increased staffing levels, primarily related to VTR Wireless' mobile initiative and an increased sales force and (iii) higher severance costs;

•	An increase in sales and marketing costs of $2.9 million or 9.1%, due primarily to a volume-related increase in third-party sales commissions partially offset by a decrease in marketing costs; and

•	An increase in professional fees of $1.4 million or 20.3%, primarily due to increased consulting costs related to VTR Wireless' mobile initiative that were only partially offset by lower legal fees.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 17 to our consolidated financial statements.

Operating Cash Flow — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC Broadband Division:
Germany	$863.7	$659.8	$203.9	30.9	13.5
The Netherlands	755.3	673.9	81.4	12.1	6.8
Switzerland	727.8	593.9	133.9	22.5	4.3
Other Western Europe	412.8	377.5	35.3	9.4	4.3
Total Western Europe	2,759.6	2,305.1	454.5	19.7	7.7
Central and Eastern Europe	548.0	496.8	51.2	10.3	(0.4)
Central and other	(140.5)	(120.3)	(20.2)	(16.8)	(10.2)
Total UPC Broadband Division	3,167.1	2,681.6	485.5	18.1	6.1
Telenet (Belgium)	967.0	872.8	94.2	10.8	5.5
VTR Group (Chile)	341.2	327.7	13.5	4.1	(1.2)
Corporate and other	7.0	(0.4)	7.4	N.M.	N.M.
Total	$4,482.3	$3,881.7	$600.6	15.5	5.4

Operating Cash Flow — 2010 compared to 2009

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2010	2009	$	%	%
	in millions
UPC Broadband Division:
Germany	$659.8	$—	$659.8	N.M.	N.M.
The Netherlands	673.9	663.9	10.0	1.5	6.7
Switzerland	593.9	561.9	32.0	5.7	1.3
Other Western Europe	377.5	389.9	(12.4)	(3.2)	1.8
Total Western Europe	2,305.1	1,615.7	689.4	42.7	6.9
Central and Eastern Europe	496.8	526.0	(29.2)	(5.6)	(5.1)
Central and other	(120.3)	(110.5)	(9.8)	(8.9)	(13.9)
Total UPC Broadband Division	2,681.6	2,031.2	650.4	32.0	3.4
Telenet (Belgium)	872.8	832.6	40.2	4.8	10.7
VTR Group (Chile)	327.7	288.4	39.3	13.6	4.0
Corporate and other	(0.4)	(5.5)	5.1	N.M.	N.M
Total	$3,881.7	$3,146.7	$735.0	23.4	5.5
_______________

N.M. - Not Meaningful.

Operating Cash Flow Margin — 2011, 2010 and 2009

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2011	2010	2009
	%
UPC Broadband Division:
Germany	59.6	57.5	—
The Netherlands	59.3	58.3	58.3
Switzerland	56.3	55.2	55.1
Other Western Europe	46.7	46.0	46.7
Total Western Europe	56.3	54.9	53.9
Central and Eastern Europe	48.8	49.6	52.2
Total UPC Broadband Division, including central and other	51.5	50.5	49.3
Telenet (Belgium)	50.4	50.5	49.7
VTR Group (Chile)	38.4	41.1	41.2

The operating cash flow margin of the UPC Broadband Division increased during 2011, as compared to 2010, as increases in the margins of its reportable segments in western Europe were only partially offset by a decrease in the margin of its reportable segment in Central and Eastern Europe. The improvements in the operating cash flow margins of the UPC Broadband Division's western European segments are primarily attributable to improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses. In the UPC Broadband Division's Central and Eastern Europe segment, competitive, economic and other factors contributed to the decline in operating cash flow margin. In Belgium, Telenet's operating cash flow margin remained relatively unchanged during 2011, as compared to 2010, as an increase due to improved operational leverage was offset by decreases attributable to increased programming costs and other less significant factors. The increase in programming costs is largely attributable to Telenet's second quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments, above. In the case of Chile, the incremental operating cash flow deficit of VTR Wireless' mobile initiative during 2011 ($31.0 million) adversely impacted the VTR Group's 2011 operating cash flow margin and more than offset the margin improvement during 2011 that resulted in part from the adverse impacts of the February 2010 earthquake on the VTR Group's margin during 2010. During 2011 and 2010, foreign currency impacts associated with non-functional currency expenses did not significantly affect the comparability of the operating cash flow margins of our operating segments.
The operating cash flow margins of most of our reportable segments remained relatively unchanged during 2010, as compared to 2009. Competitive, economic, political and other factors, including the fourth quarter 2010 imposition of the Hungarian Telecom Tax, contributed to a decline in the operating cash flow margin in Central and Eastern Europe during 2010. The improvement in the operating cash flow margin of Telenet was primarily attributable to improved operational leverage. During 2010, foreign currency impacts associated with non-functional currency expenses had a positive impact on our operating cash flow margin in Chile, and a negative impact on our operating cash flow margin in Poland. In Chile, these positive foreign currency impacts, together with the benefits of increased operational efficiencies, more than offset the negative impacts of the February 2010 earthquake and the incremental operating cash flow deficit of VTR Wireless' mobile initiative during the fourth quarter of 2010 ($4.9 million). For additional information regarding the impact of the Hungarian Telecom Tax on our 2010 operating expenses, see Discussion and Analysis of our Reportable Segments - General above.
For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

We expect that the 2012 operating cash flow margin of (i) the UPC Broadband Division (including KBW) will increase slightly, (ii) Telenet will decline slightly and (iii) the VTR Group will decline significantly, each as compared to 2011. In the case of the UPC Broadband Division, we expect that the positive full-year impact of KBW's relatively higher operating cash flow margin and increased operational leverage will be somewhat offset by anticipated increases in (i) digital programming costs as a result of growth in digital cable services, the launch of our Horizon platform, online viewing and other factors and (ii) marketing and advertising costs to support the UPC Broadband Division's growth objectives, particularly in Germany. With regard to Telenet, the expected slight margin decline is due largely to the expected full year impact of the aforementioned higher programming costs associated with the Belgian football (soccer) matches. With respect to the VTR Group, we expect that the operating cash flow deficit associated with VTR Wireless' mobile initiative will lead to a significant decline in the operating cash flow margin of the VTR Group. As discussed under Overview and Discussion and Analysis of our Reportable Segments - General above, most of our broadband communications operations are experiencing significant competition. Sustained or increased competition, particularly in combination with unfavorable regulatory, economic or political developments, could adversely impact the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

2011 compared to 2010

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase
	2011	2010	$	%	%
	in millions
Subscription revenue (a):
Video	$4,405.2	$3,915.5	$489.7	12.5	3.0
Broadband internet	2,203.7	1,913.6	290.1	15.2	7.0
Telephony	1,294.5	1,130.0	164.5	14.6	5.7
Total subscription revenue	7,903.4	6,959.1	944.3	13.6	4.5
Other revenue (b)	1,607.4	1,405.1	202.3	14.4	4.8
Total	$9,510.8	$8,364.2	$1,146.6	13.7	4.6
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

Total revenue. Our consolidated revenue increased $1,146.6 million during 2011, as compared to 2010. This increase includes $203.0 million, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $382.2 million or 4.6%, respectively.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2011, as compared to 2010, are as follows (in millions):

Increase due to change in:
Average number of RGUs	$213.1
ARPU	101.1
Organic increase	314.2
Impact of acquisitions	159.5
Impact of FX	470.6
Total increase in subscription revenue	$944.3

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $314.2 million or 4.5% during 2011, as compared to 2010. This increase is attributable to (i) an increase in subscription revenue from video services of $117.0 million or 3.0%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) an increase in subscription revenue from broadband internet services of $133.3 million or 7.0%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, and (iii) an increase in subscription revenue from telephony services of $63.9 million or 5.7%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $68.0 million or 4.8% during 2011, as compared to 2010. This increase is primarily attributable to (i) an increase in Telenet's mobile telephony revenue, (ii) an increase in B2B revenue, (iii) an increase in interconnect revenue and (iv) an increase in programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2011 compared to 2010 above. For information regarding the competitive environment in certain of our markets, see Overview above.

Operating expenses

Our operating expenses increased $368.9 million during 2011, as compared to 2010. This increase includes $66.7 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $5.9 million during 2011. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $113.6 million or 3.8% during 2011, as compared to 2010. This increase primarily is attributable to a net increase in programming and other direct costs, which includes a $7.5 million increase resulting from the impact of a favorable settlement of a Chellomedia programming contract during the third quarter of 2010. In addition, the net impact of (i) a net decrease in interconnect charges, (ii) a net increase in outsourced labor and professional fees, (iii) a net increase in personnel costs and (iv) a net increase in network related expenses contributed to the overall increase in our operating expenses. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses — 2011 compared to 2010 above,

SG&A expenses

Our SG&A expenses increased $197.4 million during 2011, as compared to 2010. This increase includes $33.3 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which increased $14.4 million during 2011. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $57.4 million or 3.9% during 2011, as compared to 2010. This increase generally reflects (i) a net increase in outsourced labor and professional fees and (ii) a net increase in personnel costs. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2011 compared to 2010 above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$46.8	$51.3
Other LGI stock-based incentive awards	43.4	42.8
Total LGI common stock	90.2	94.1
Telenet stock-based incentive awards (b)	40.0	13.1
Austar Performance Plan	3.6	11.8
Other	1.1	3.8
Total	$134.9	$122.8
Included in:
Continuing operations:
Operating expense	$15.3	$9.4
SG&A expense	116.0	101.6
Total - continuing operations	131.3	111.0
Discontinued operations	3.6	11.8
Total	$134.9	$122.8
_______________

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and the LGI PSUs.

(b)
During the second quarter of 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with the capital distribution that, as further described in note 11 to our consolidated financial statements, was approved by Telenet shareholders on April 27, 2011 and paid on July 29, 2011. These anti-dilution adjustments, which were finalized on July 26, 2011, provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $15.8 million during the second quarter of 2011, and continues to recognize additional stock-based compensation as the underlying options vest.

For additional information concerning our stock-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $205.5 million during 2011 as compared to 2010. Excluding the effects of FX, depreciation and amortization expense increased $59.4 million or 2.6%. This increase is due primarily to the net effect of (i) increases associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in Belgium, the Netherlands, Switzerland, Chile and Austria, (iii) decreases associated with changes in the useful lives of certain assets, primarily in Germany, the Netherlands and Romania and (iv) increases associated with acquisitions.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $75.6 million during 2011, as compared to $125.6 million during 2010.  The 2011 amount includes (i) $32.1 million of direct acquisition costs, including $22.3 million and $6.3 million attributable to the KBW Acquisition and the Aster Acquisition, respectively, (ii) restructuring charges of $18.5 million, primarily related to reorganization and integration activities in Europe and Chile, and (iii) an impairment charge of $15.9 million to reduce the carrying amount of the goodwill associated with Chellomedia's programming operations in central and eastern Europe. The 2010 amount includes (i) aggregate restructuring charges of $48.4 million associated with (a) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia, (b) dish-turning and duplicate satellite costs incurred in connection with the migration of UPC DTH’s operations in the Czech Republic, Hungary and Slovakia to a new satellite and (c) employee severance and termination costs related to reorganization and integration activities, primarily in Europe, (ii) direct acquisition costs of $45.3 million related to the Unitymedia Acquisition and (iii) a goodwill impairment charge of $26.3 million related to Chellomedia’s programming operations in central and eastern Europe.

For additional information regarding our restructuring charges, see note 14 to our consolidated financial statements.

If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant. For additional information, see Critical Accounting Policies, Judgments and Estimates - Impairment of Property and Equipment and Intangible Assets, below.
Interest expense

Our interest expense increased $171.6 million during 2011, as compared to 2010. Excluding the effects of FX, interest expense increased $102.6 million or 8.0%. This increase is primarily attributable to (i) higher average outstanding debt balances and (ii) higher weighted average interest rates. The increase in our weighted average interest rate is primarily related to (i) the completion of refinancing transactions that generally resulted in extended maturities and higher interest rates and (ii) increases in the base borrowing rates for certain of our variable-rate indebtedness. The increase is net of a decrease related to interest expense incurred from January 28, 2010 through March 2, 2010 on Old Unitymedia's then-existing indebtedness.  For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income increased $37.0 million during 2011, as compared to 2010. This increase primarily is attributable to (i) higher average cash and cash equivalent and restricted cash balances, (ii) an increase in dividend income attributable to our investment in Sumitomo common stock and (iii) higher weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. The higher average cash and cash equivalent and restricted cash balances are due in part to the KBW Escrow Account that was funded in connection with the KBW Purchase Agreement. For additional information, see note 3 to our consolidated financial statements.

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

	Year ended December 31,
	2011	2010
	in millions

Cross-currency and interest rate derivative contracts (a)	$(110.6)	$(1,120.2)
Equity-related derivative contracts (b)	87.2	(0.1)
Foreign currency forward contracts	(36.1)	(34.6)
Other	(0.9)	2.6
Total	$(60.4)	$(1,152.3)
_______________

(a)
The 2011 loss is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Polish zloty and Czech koruna markets, (ii) gains associated with decreases in the value of the Polish zloty, Hungarian forint and Chilean peso relative to the euro, (iii) gains associated with an increase in the value of the U.S. dollar relative to the euro and (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the 2011 loss includes a net gain of $42.9 million resulting from changes in our credit risk valuation adjustments. The 2010 loss is primarily attributable to the net effect of (i) losses associated with increases in the values of the Swiss franc, Chilean peso, Czech koruna and Polish zloty relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Romanian lei, Swiss franc, Hungarian forint, Czech koruna and Polish zloty markets, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar and (iv) gains associated with an increase in the value of the U.S. dollar relative to the euro. In addition, the 2010 loss includes a net gain of $88.4 million resulting from changes in our credit risk valuation adjustments.

(b)
Includes gains (losses) related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. These gains (losses) are primarily attributable to (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases in the value of the Japanese yen relative to the U.S. dollar.

For additional information concerning our derivative instruments, see note 6 and 7 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2011	2010
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(358.7)	$140.8
U.S. dollar denominated debt issued by European subsidiaries	(102.0)	(279.0)
Yen denominated debt issued by a U.S. subsidiary	(63.0)	(148.1)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(40.5)	66.9
U.S. dollar denominated debt issued by a Chilean subsidiary	—	(18.1)
Other	(8.4)	0.4
Total	$(572.6)	$(237.1)
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

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

	Year ended December 31,
	2011	2010
	in millions
Investments (a):
Sumitomo	$(28.2)	$183.9
Other, net (b)	(19.9)	(16.1)
Debt — UGC Convertible Notes (c)	(107.0)	(40.0)
Total	$(155.1)	$127.8
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 5 and 7 to our consolidated financial statements.

(b)
Amounts include changes in the fair value of Chellomedia's investment in Canal+ Cyfrowy Sp Zoo (Cyfra+) that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar. The 2011 amount also reflects a decrease in the fair value of our investment in a broadband communications operator in Switzerland, due primarily to a decrease in projected cash flows.

(c)
Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. As further described in note 9 to our consolidated financial statements, the UGC Convertible Notes were converted into LGI common stock in April 2011.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $218.4 million and $29.8 million during 2011 and 2010, respectively.  The losses during 2011 include (i) a debt conversion loss of $187.2 million recognized primarily during the second quarter of 2011 related to the exchange of substantially all of the LGI Convertible Notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter of 2011 in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility and (iii) the write-off of $9.5 million of deferred financing costs and the incurrence of $5.3 million of third-party costs in connection with the prepayment of amounts outstanding under Telenet Facilities K, L1, G and J of the Telenet Credit Facility during 2011. The losses during 2010 include (i) the payment of $16.1 million of debt redemption premiums and the write-off of $8.8 million of deferred financing costs in connection with the third quarter 2010 repurchase and redemption of certain of UPC Holding's senior notes, (ii) the write-off of $3.1 million of deferred financing costs in connection with the fourth quarter 2010 repayment of certain borrowings under the Telenet Credit Facility and (iii) third-party costs of $2.4 million associated with the October 2010 amendment of the Telenet Credit Facility. For additional information, see note 9 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $231.7 million and income tax benefit $196.9 million during 2011 and 2010, respectively.

The income tax expense during 2011 differs from the expected income tax benefit of $201.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, including $222.7 million of valuation allowances that were recorded in France during the fourth quarter of 2011 due to a modification of our intercompany financing structure in that jurisdiction that resulted largely from a change in local tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (iv) certain permanent differences in realization of foreign currency gains and losses between financial and tax accounting.
The income tax benefit during 2010 differs from the expected income tax benefit of $402.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and (iv) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, which included tax benefits of $223.6 million recognized in France upon the release of valuation allowances during the fourth quarter of 2010. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.
On February 18, 2010, we completed the sale of the J:COM Disposal Group in a taxable transaction. For information concerning certain of the 2010 income tax impacts of this transaction, see note 4 to our consolidated financial statements.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Loss from continuing operations

During 2011 and 2010, we reported losses from continuing operations of $807.5 million and $953.7 million, respectively, including (i) operating income of $1,818.4 million and $1,393.6 million, respectively, (ii) net non-operating expenses of $2,394.2 million and $2,544.2 million, respectively, and (iii) income tax benefit (expense) of ($231.7 million) and $196.9 million, respectively.

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

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $136.5 million during 2011 relates to the operations of Austar. Our earnings from discontinued operations, net of taxes, of $126.9 million during 2010 relates to the operations of Austar, Unitymedia's arena segment and the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,390.8 million during 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests' share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $74.1 million during 2011, as compared to 2010, due primarily to the net impact of (i) a decrease associated with the February 18, 2010 sale of the J:COM Disposal Group, (ii) a decrease associated with a decline in the results of operations of Telenet and (iii) an increase associated with an improvement in the results of operations of Austar.

2010 compared to 2009

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase
	2010	2009	$	%	%
	in millions
Subscription revenue (a):
Video	$3,915.5	$3,118.4	$797.1	25.6	3.0
Broadband internet	1,913.6	1,739.4	174.2	10.0	5.9
Telephony	1,130.0	951.2	178.8	18.8	5.7
Total subscription revenue	6,959.1	5,809.0	1,150.1	19.8	4.3
Other revenue (b)	1,405.1	1,154.5	250.6	21.7	8.6
Total	$8,364.2	$6,963.5	$1,400.7	20.1	5.0
 _________________

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

(b)	Other revenue includes non-subscription revenue (including B2B, installation, interconnect, and mobile telephony revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $1,400.7 million during 2010, as compared to 2009. This increase includes $1,153.1 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $348.3 million or 5.0%.

Subscription revenue. The details of the increases in our consolidated subscription revenue for 2010, as compared to 2009, are as follows (in millions):

Increase due to change in:
Average number of RGUs	$203.5
ARPU	45.6
Organic increase	249.1
Impact of acquisitions	978.9
Impact of FX	(77.9)
Total increase in subscription revenue	$1,150.1

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $249.1 million or 4.3% during 2010, as compared to 2009. This increase is attributable to (i) an increase in subscription revenue from video services of $92.2 million or 3.0%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) an increase in subscription revenue from broadband internet services of $102.5 million or 5.9%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) an increase in subscription revenue from telephony services of $54.4 million or 5.7%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $99.2 million or 8.6% during 2010, as compared to 2009. This increase is primarily attributable to (i) an increase in revenue from Chellomedia’s relatively low-margin advertising resale operations, (ii) an increase in Telenet’s mobile telephony revenue and (iii) less significant increases in B2B and interconnect revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2010 compared to 2009 above.

Operating expenses

Our operating expenses increased $406.1 million during 2010, as compared to 2009. This increase includes $312.2 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $1.5 million during 2010. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $128.8 million or 5.0% during 2010, as compared to 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments — Operating Expenses — 2010 compared to 2009 above, this increase generally reflects the impact of an increase in programming and other direct costs, and to a lesser extent, the net impact of (i) an increase of $19.3 million that represents the full-year impact of the Hungarian Telecom Tax, (ii) a net increase in network related expenses, (iii) a net decrease in bad debt and collection expenses, (iv) an increase in mobile telephony handset costs and (v) less significant net increases in other operating expense categories. The net increase in programming and other direct costs includes an $8.3 million decrease resulting from the favorable settlement of a Chellomedia programming contract during the third quarter of 2010.

SG&A expenses

Our SG&A expenses increased $257.4 million during 2010, as compared to 2009. This increase includes $234.4 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $3.7 million during 2010. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $47.1 million or 3.9% during 2010, as compared to 2009. As discussed in more detail under Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2010 compared to 2009 above, this increase generally reflects (i) an increase in personnel costs and (ii) less significant net increases in other SG&A expense categories.
Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2010	2009
	in millions
LGI Series A, Series B and Series C common stock:
LGI performance-based incentive awards (a)	$51.3	$64.6
Other LGI stock-based incentive plans	42.8	42.4
Total LGI common stock	94.1	107.0
Telenet stock-based incentive awards	13.1	4.5
Austar Performance Plan	11.8	15.9
Other	3.8	2.4
Total	$122.8	$129.8
Included in:
Continuing operations:
Operating expense	$9.4	$7.9
SG&A expense	101.6	105.3
Total — continuing operations	111.0	113.2
Discontinued operations	11.8	16.6
Total	$122.8	$129.8
 ________________

(a)
Includes stock-based compensation expense related to the LGI Performance Plans and, for 2010, the LGI PSUs. The amount presented for 2009 includes a $5.1 million reduction associated with the first quarter 2009 grant of restricted share units in settlement of the second installment of awards under the LGI Performance Plans and a $10.7 million reduction related to the first quarter 2009 forfeiture of certain awards granted under the LGI Performance Plans.

For additional information concerning our stock-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $260.2 million during 2010, as compared to 2009. Excluding the effect of FX, depreciation and amortization expense increased $281.5 million or 14.1%. This increase is due primarily to the net effect of (i) an increase associated with the Unitymedia Acquisition, (ii) a decrease associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium, the Netherlands, Chile, Hungary, and Romania, (iii) an increase associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iv) a decrease associated with changes in the useful lives of certain assets, primarily in Switzerland, the Netherlands, and Hungary.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $125.6 million during 2010, compared to $138.1 million during 2009. The 2010 amount includes (i) aggregate restructuring charges of $48.4 million associated with (a) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia, (b) dish-turning and duplicate satellite costs incurred in connection with the migration of UPC DTH’s operations in the Czech Republic, Hungary and Slovakia to a new satellite and (c) employee severance and termination costs related to reorganization and integration activities, primarily in Europe, (ii) direct acquisition costs of $45.3 million related to the Unitymedia Acquisition and (iii) an impairment charge of $26.3 million to reduce the carrying amount of the goodwill associated with Chellomedia’s programming operations in central and eastern Europe. The 2009 amount includes (i) a charge of $118.8 million to reduce the carrying amount of the goodwill associated with our Romanian reporting unit, (ii) direct acquisition costs of $10.7 million, including $6.1 million incurred in connection with the Unitymedia Acquisition, and (iii) restructuring charges of $10.4 million. For additional information regarding our goodwill impairment and restructuring charges, see notes 8 and 14, respectively, to our consolidated financial statements.

Interest expense

Our interest expense increased $476.0 million during 2010, as compared to 2009. Excluding the effects of FX, interest expense increased $508.5 million. This increase is primarily attributable to (i) higher weighted average interest rates and (ii) higher average outstanding debt balances, due largely to debt incurred in connection with the Unitymedia Acquisition. The increase in our weighted average interest rate is primarily related to (i) the higher interest rates on the Unitymedia Senior Notes and (ii) increases in interest rates on the UPC Broadband Holding Bank Facility and certain of our other variable-rate indebtedness. The increase in interest expense during 2010 is also a function of interest expense incurred from January 28, 2010 through March 2, 2010 on the Unitymedia debt that was refinanced in connection with the pushdown of the Unitymedia Senior Notes.  For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.

Interest and dividend income

Our interest and dividend income decreased $9.9 million during 2010, as compared to 2009. This decrease primarily is attributable to the net impact of (i) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances and (ii) higher average cash and cash equivalent and restricted cash balances, due primarily to (a) the proceeds received from the sale of the J:COM Disposal Group and (b) the proceeds raised in connection with certain debt and equity financings that we completed in November 2009 to provide funding for the Unitymedia Acquisition. The lower weighted average interest rate earned on our cash and restricted cash balances during 2010 was due in part to the relatively low interest rate earned on the escrow accounts related to the Unitymedia Senior Notes, which were released in connection with the Unitymedia Acquisition and the March 2, 2010 repayment of Old Unitymedia’s then-existing indebtedness. For additional information regarding the Unitymedia Acquisition and the sale of the J:COM Disposal Group, see notes 3 and 4, respectively, to our consolidated financial statements.

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

	Year ended December 31,
	2010	2009
	in millions

Cross-currency and interest rate derivative contracts (a)	$(1,120.2)	$(1,031.4)
Foreign currency forward contracts	(34.6)	(18.0)
Equity-related derivative contracts (b)	(0.1)	(74.3)
Other	2.6	5.5
Total	$(1,152.3)	$(1,118.2)

_______________

(a)
The 2010 losses are primarily attributable to the net effect of (i) losses associated with increases in the values of the Swiss franc, Chilean peso, Czech koruna and Polish zloty relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Romanian lei, Swiss franc, Hungarian forint, Czech koruna and Polish zloty markets, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar and (iv) a gain associated with an increase in the value of the U.S. dollar relative to the euro. In addition, the 2010 losses include a net gain of $88.4 million resulting from changes in our credit risk valuation adjustments. The 2009 losses are primarily attributable to the net effect of (i) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc, Romanian lei and Hungarian forint markets, (iii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the euro and (iv) gains associated with increases in market interest rates in the Polish zloty, U.S. dollar, Czech koruna and Chilean peso markets. In addition, the 2009 losses include a net loss of $19.5 million resulting from changes in our credit risk valuation adjustments.

(b)
Includes losses related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. These losses are primarily attributable to (i) increases in the market price of Sumitomo common stock and (ii) decreases (increases) in the value of the Japanese yen relative to the U.S. dollar.

For additional information concerning our derivative instruments, see note 6 and 7 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2010	2009
	in millions

U.S. dollar denominated debt issued by European subsidiaries	$(279.0)	$33.2
Yen denominated debt issued by a U.S. subsidiary	(148.1)	26.2
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	140.8	(60.9)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	66.9	18.5
U.S. dollar denominated debt issued by a Chilean subsidiary	(18.1)	107.2
Other	0.4	2.7
Total	$(237.1)	$126.9
 ______________

(a)
Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe and, during 2010, a U.S. dollar denominated loan between a Chilean subsidiary and a non-operating subsidiary in Europe. Accordingly, these amounts are a function of movements of the euro against (i) the U.S. dollar and (ii) other local currencies in Europe and, during 2010, the U.S. dollar against the Chilean peso.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

	Year ended December 31,
	2010	2009
	in millions
Investments (a):
Sumitomo	$183.9	$70.0
Other, net (b)	(16.1)	(13.1)
Debt — UGC Convertible Notes (c)	(40.0)	(79.0)
Total	$127.8	$(22.1)
_______________

(a)	For additional information concerning our investments and fair value measurements, see notes 5 and 7 to our consolidated financial statements.

(b)
Amounts include changes in the fair value of Chellomedia’s investment in Cyfra+ that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro and U.S. dollar.

(c)
Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The 2010 and 2009 amounts also include gains of $10.7 million and $25.9 million associated with the UGC Convertible Notes that we repurchased in May 2010 and March 2009, respectively. For additional information, see note 9 to our consolidated financial statements.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $29.8 million and $33.4 million during 2010 and 2009, respectively.  The losses during 2010 include (i) the payment of $16.1 million of debt redemption premiums and the write-off of $8.8 million of deferred financing costs in connection with the third quarter 2010 repurchase and redemption of certain of UPC Holding's senior notes, (ii) the write-off of $3.1 million of deferred financing costs in connection with the fourth quarter 2010 repayment of certain borrowings under the Telenet Credit Facility and (iii) third-party costs of $2.4 million associated with the October 2010 amendment of the Telenet Credit Facility. The losses during 2009 includes (i) a $19.6 million loss recognized in connection with the execution of Facilities S, T and U under the UPC Broadband Holding Bank Facility during the second quarter of 2009, (ii) an $8.6 million loss recognized in connection with the August 2009 completion of the 2009 Telenet Facilities and (iii) a $5.2 million loss recognized in connection with the April 2009 exchange of UPC Holding Senior Notes. For additional information, see note 9 to our consolidated financial statements.

Income tax benefit

We recognized income tax benefit of $196.9 million and $805.1 million during 2010 and 2009, respectively.

The income tax benefit during 2010 differs from the expected income tax benefit of $402.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and (iv) a net increase in valuation allowances established against currently arising deferred tax assets in certain tax jurisdictions, which included tax benefits of $223.6 million recognized in France upon the release of valuation allowances during the fourth quarter of 2010. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.

The income tax benefit during 2009 differs from the expected income tax benefit of $316.7 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) certain basis and other permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries, (ii) a net decrease in valuation allowances previously established against deferred tax assets in certain jurisdictions, including tax benefits of $185.3 million and $138.8 million recognized by Telenet and Switzerland, respectively, upon the release of valuation allowances during the fourth quarter of 2009, (iii) state and local tax benefits and (iv) the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period. The tax benefit recognized by Telenet upon the release of valuation allowances was allocated between our company and the noncontrolling interest owners of Telenet. These positive impacts were only partially offset by the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) a permanent difference associated with the impairment of goodwill in our Romanian reporting unit.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Loss from continuing operations

During 2010 and 2009, we reported losses from continuing operations of $953.7 million and $99.8 million, respectively, including (i) operating income of $1,393.6 million and $904.1 million, respectively, and (ii) net non-operating expenses of $2,544.2 million and $1,809.0 million, respectively, and (iii) income tax benefit of $196.9 million and $805.1 million, respectively.

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $126.9 million during 2010 relates to the operations of Austar, Unitymedia’s arena segment and the J:COM Disposal Group. Our earnings from discontinued operations, net of taxes, of $88.2 million during 2009 relates to the operations of the J:COM Disposal Group and UPC Slovenia. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,390.8 million during 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $25.7 million during 2009 related to the July 15, 2009 sale of UPC Slovenia. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests' share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $250.4 million during 2010, as compared to 2009, due primarily to the net impact of (i) a decrease resulting from the February 18, 2010 sale of the J:COM Disposal Group, (ii) a decline in the results of operations of Telenet and (iii) improvements in the results of operations of Austar and VTR.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, KBW, Telenet, Chellomedia PFH, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a majority of our consolidated cash and cash equivalents at December 31, 2011. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2011 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$256.1
Non-operating subsidiaries	653.7
Total LGI and non-operating subsidiaries	909.8
Operating subsidiaries:
Telenet	449.2
UPC Holding (excluding VTR Group)	137.0
VTR Group (a)	59.2
KBW	36.4
Unitymedia	26.0
Chellomedia	21.9
Liberty Puerto Rico	9.7
Other operating subsidiaries	2.0
Total operating subsidiaries	741.4
Total cash and cash equivalents	$1,651.2
_______________

(a)	Includes $32.2 million of cash and cash equivalents held by VTR Wireless.

Liquidity of LGI and its Non-operating Subsidiaries

The $256.1 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $653.7 million of cash and cash equivalents held by LGI's non-operating subsidiaries represented available liquidity at the corporate level at December 31, 2011. Our remaining cash and cash equivalents of $741.4 million at December 31, 2011 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our consolidated operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI's non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries' cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI's operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI or (iv) proceeds received upon the exercise of stock options. For information concerning (i) the pending disposition of Austar and (ii)

the recent capital distributions of Telenet and the VTR Group, see notes 4 and 11, respectively, to our consolidated financial statements.

At December 31, 2011, our consolidated cash and cash equivalents balance includes $1,397.2 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months.

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

During 2011, we repurchased a total of 9,114,812 shares of our LGI Series A common stock at a weighted average price of $38.99 per share and 14,203,563 shares of our LGI Series C common stock at a weighted average price of $39.22 per share, for an aggregate purchase price of $912.3 million, including direct acquisition costs. At December 31, 2011, the remaining amount authorized for stock repurchases was $1,011.1 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Chellomedia PFH, KBW, Liberty Puerto Rico, Telenet, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2011, see note 9 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries' liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the acquisitions of our subsidiaries, see note 3 to our consolidated financial statements.

For a discussion of our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our December 31, 2011 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2011 was 5.6x. In addition, the ratio of our December 31, 2011 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended December 31, 2011 was 5.3x. The preceding ratios are impacted by the fact that our December 31, 2011 consolidated debt includes 100% of KBW's indebtedness, while our annualized consolidated operating cash flow calculation is based on our consolidated results for the quarter ended December 31, 2011, which results only include the results of KBW from December 15, 2011 through December 31, 2011.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 6 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

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

At December 31, 2011, our outstanding consolidated debt and capital lease obligations aggregated $24.8 billion, including $184.1 million that is classified as current in our consolidated balance sheet and $24.2 billion that is due in 2014 or thereafter.

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

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at December 31, 2011.

For additional information concerning our debt and capital lease obligations, see notes 9 and 19 to our consolidated financial statements.

Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

2011 Consolidated Cash Flow Statement

Summary. During 2011, we used net cash provided by our operating activities of $2,562.7 million and $2,111.2 million of our existing cash and cash equivalents (excluding a $30.0 million increase due to FX) to fund net cash used by our investing activities of $4,028.7 million and net cash used by our financing activities of $645.2 million.

Operating Activities. Net cash provided by our operating activities increased $555.0 million, from $2,007.7 million during 2010 to $2,562.7 million during 2011. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, (ii) an increase in cash provided due to lower net cash payments for taxes, (iii) a decrease in cash provided due to higher cash payments for interest, (iv) an increase in the reported net cash provided by operating activities due to FX and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. Net cash used by our investing activities increased $2,833.4 million, from $1,195.3 million during 2010 to $4,028.7 million during 2011. This increase in cash used is due primarily to the net effect of (i) an increase in cash used associated with cash proceeds received during 2010 in connection with the disposition of discontinued operations of $3,163.8 million, (ii) a decrease in cash used associated with lower cash paid in connection with acquisitions of $655.8 million and (iii) an increase in cash used associated with higher capital expenditures of $236.5 million. Capital expenditures increased from $1,690.5 million during 2010 to $1,927.0 million during 2011, due primarily to a net increase in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, and an increase due to FX. In addition, the difference between the amount funded and the amount released from the KBW Escrow Account, as further described in note 3 to our consolidated financial statements, is entirely attributable to FX.

As further discussed and quantified below, the capital expenditures that we report in our consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these expenditures are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid.

The UPC Broadband Division accounted for $1,287.0 million (including $349.2 million and $10.8 million attributable to Unitymedia and KBW, respectively) and $1,151.0 million (including $276.5 million attributable to Unitymedia) of our consolidated capital expenditures during 2011 and 2010, respectively. These amounts exclude $105.1 million and $10.5 million, respectively, of capital additions that were financed under vendor financing or capital lease arrangements. The increase in the capital expenditures of the UPC Broadband Division (excluding the impact of capital additions financed under vendor financing or capital lease arrangements) is due primarily to (i) an increase in expenditures for new build and upgrade projects to expand services, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase due to FX and (v) an increase due to acquisitions. During 2011 and 2010, the UPC Broadband Division’s capital expenditures (excluding amounts financed under vendor financing or capital lease arrangements) represented 20.9% (19.7% excluding Unitymedia and KBW) and 21.7% (21.0% excluding Unitymedia), respectively, of its revenue.

Telenet accounted for $363.8 million and $313.6 million of our consolidated capital expenditures during 2011 and 2010, respectively. These amounts exclude $34.5 million and $24.7 million, respectively, of capital additions that were financed under capital lease arrangements. The increase in Telenet's capital expenditures (excluding the impact of capital additions financed under capital lease arrangements), is due primarily to (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for support capital such as information technology upgrades and general support systems and (iv) an increase due to FX. During 2011 and 2010, Telenet’s capital expenditures (excluding amounts financed under capital lease arrangements) represented 19.0% and 18.2%, respectively, of its revenue.

The VTR Group accounted for $234.1 million and $187.5 million (including $68.7 million and $7.2 million attributable to VTR Wireless, respectively) of our consolidated capital expenditures during 2011 and 2010, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase in expenditures related to the construction of VTR Wireless' mobile network, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase due to FX, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (v) a decrease in expenditures for the purchase and installation of customer premises equipment. During 2011 and 2010, the VTR Group's capital expenditures represented 26.3% (18.6% excluding capital expenditures related to VTR Wireless) and 23.5% (22.6% excluding capital expenditures related to VTR Wireless), respectively, of its revenue.

We expect the percentage of revenue represented by our aggregate 2012 capital expenditures (excluding the estimated impact of capital additions to be financed under vendor financing or capital lease arrangements) to decline as compared to 2011, with the 2012 percentage expected to range from (i) 18% to 20% for the UPC Broadband Division (including 24% to 26% for Unitymedia and 21% to 23% for KBW); (ii) 18% to 20% for Telenet and (iii) 22% to 24% for the VTR Group.  The 2012 capital expenditure range for the VTR Group includes estimated capital expenditures ranging from CLP 12.5 billion ($24.1 million) to CLP 15.0 billion ($28.9 million) associated with VTR Wireless' mobile initiative. Excluding VTR Wireless' estimated capital expenditures and revenue, the percentage of the VTR Group's 2012 revenue represented by capital expenditures is expected to range from 20% to 22%. The actual amount of the 2012 capital expenditures of the UPC Broadband Division (including Unitymedia and KBW), Telenet and the VTR Group may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results, and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual capital expenditures will not vary materially from our expectations.

Financing Activities. Net cash used by our financing activities increased $457.4 million during 2011, from $187.8 million during 2010 to $645.2 million during 2011. This increase in cash used is due primarily to the net effect of (i) a decrease in cash used related to higher net borrowings of debt of $3,639.1 million, (ii) an increase in cash used related to changes in cash collateral of $3,622.4 million, (iii) an increase in cash used related to higher distributions by subsidiaries to noncontrolling interest owners of $220.2 million, (iv) an increase in cash used due to an increase in payments of financing costs of $160.2 million, (v) a decrease in cash used due to lower cash payments related to derivative instruments of $33.1 million and (vi) an increase in cash used related to higher cash paid to repurchase of our LGI Series A and Series C common stock of $27.7 million. The increase in our net borrowings of debt is due in part to FX.

2010 Consolidated Cash Flow Statement

Summary. During 2010, we used net cash provided by our operating activities of $2,007.7 million to fund net cash used by our investing activities of $1,195.3 million, a $624.6 million increase in our existing cash and cash equivalents (excluding a $135.4 million decrease due to FX) and net cash used by our financing activities of $187.8 million.

Operating Activities. Net cash provided by our operating activities increased $41.3 million, from $1,966.4 million during 2009 to $2,007.7 million during 2010. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impact of the Unitymedia Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due in part to the Unitymedia Acquisition, (iii) a decrease in cash provided due to higher cash payments for taxes, primarily related to the sale of the J:COM Disposal Group, (iv) a decrease in cash provided due to higher cash payments related to derivative instruments and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. Net cash used by our investing activities decreased $255.9 million, from $1,451.2 million during 2009 to $1,195.3 million during 2010. This decrease in cash used is due primarily to the net effect of (i) a decrease in cash used associated with cash received during the 2010 period in connection with the disposition of discontinued operations of $2,996.3 million, (ii) an increase in cash used associated with cash paid in connection with acquisitions of $2,622.8 million and (iii) an increase in cash used due to higher capital expenditures of $99.1 million. Capital expenditures increased from $1,591.4 million during 2009 to $1,690.5 million during 2010, as a net increase in the local currency capital expenditures of our subsidiaries, primarily due to the Unitymedia Acquisition, was only partially offset by a decrease due to FX.

The UPC Broadband Division accounted for $1,151.0 million and $1,032.8 million of our consolidated capital expenditures during 2010 and 2009, respectively. These amounts exclude $10.5 million and $4.1 million, respectively, of capital additions that were financed under capital lease arrangements. The increase in the capital expenditures of the UPC Broadband Division (excluding the impact of capital additions financed under capital lease arrangements), is due primarily to the net effect of (i) an increase due to acquisitions, including $276.5 million of capital expenditures attributable to Unitymedia, (ii) a decrease in expenditures for new build and upgrade projects to expand services, (iii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iv) a decrease due to FX and (v) a decrease in expenditures for support capital such as information technology upgrades and general support systems.

Telenet accounted for $313.6 million and $368.3 million of our consolidated capital expenditures during 2010 and 2009, respectively. These amounts exclude $24.7 million and $24.6 million, respectively, of capital additions that were financed under capital lease arrangements. The decrease in Telenet’s capital expenditures (excluding the impact of capital additions financed under capital lease arrangements), primarily relates to the net effect of (i) a decrease in expenditures for the purchase and installation of customer premises equipment, (ii) an increase in expenditures for support capital such as information technology upgrades and general support systems, (iii) a decrease due to FX and (iv) an increase in expenditures for new build and upgrade projects to expand services.

The VTR Group accounted for $187.5 million and $155.6 million of our consolidated capital expenditures during 2010 and 2009, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase due to FX, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase in expenditures related to the construction of VTR Wireless' mobile network and (v) an increase in expenditures for new build and upgrade projects.

Financing Activities. Net cash used by our financing activities was $187.8 million during 2010, compared to net cash provided by our financing activities of $942.5 million during 2009. This change is primarily attributable to the net effect of (i) a decrease in cash related to higher net repayments of debt and capital lease obligations of $7,866.7 million, (ii) an increase in cash related to changes in cash collateral of $7,326.4 million, (iii) a decrease in cash related to higher repurchases of our LGI Series A and Series C common stock of $468.6 million, (iv) a decrease in cash related to higher distributions by subsidiaries to noncontrolling interest owners of $147.3 million, (v) an increase in cash related to lower payments for financing costs and debt premiums of $133.1 million and (vi) a decrease in cash due to higher cash payments related to derivative instruments of $91.7 million. The changes in our cash collateral accounts and net repayments of debt and capital lease obligations include significant offsetting impacts resulting from financing transactions completed in connection with the Unitymedia Acquisition. In addition, a portion of the increase in our net repayments of debt and capital lease obligations is due to FX.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of stock incentive awards and (ii) cash payments for direct acquisition costs, less (a) capital expenditures, as reported in our consolidated cash flow statements, (b) principal payments on vendor financing obligations and (c) principal payments on capital leases (exclusive of our network lease in Belgium and our duct leases in Germany), with each item excluding any cash provided or used by our discontinued operations.  We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated cash flow statements. The following table provides the details of our free cash flow:

	Year ended December 31,
	2011	2010	2009
	in millions

Net cash provided by operating activities of our continuing operations	$2,562.7	$2,007.7	$1,966.4
Excess tax benefits from stock-based compensation	37.7	44.7	—
Cash payments for direct acquisition costs	19.6	54.3	—
Capital expenditures	(1,927.0)	(1,690.5)	(1,591.4)
Principal payments on vendor financing obligations	(10.0)	—	—
Principal payments on certain capital leases	(11.4)	(8.9)	(9.3)
Free cash flow	$671.6	$407.3	$365.7

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

Contractual Commitments

As of December 31, 2011, the U.S. dollar equivalents (based on December 31, 2011 exchange rates) of the consolidated contractual commitments of our continuing operations are as follows:

	Payments due during:
	2012	2013	2014	2015	2016	Thereafter	Total
	in millions

Debt (excluding interest)	$117.8	$314.0	$963.4	$387.7	$3,563.1	$18,170.5	$23,516.5
Capital leases (excluding interest)	62.5	64.6	66.2	65.1	68.3	1,038.9	1,365.6
Operating leases	156.6	108.0	86.4	74.1	57.9	205.5	688.5
Programming obligations	275.2	174.0	93.7	38.2	24.5	22.8	628.4
Other commitments	540.9	250.4	145.4	141.4	114.8	1,352.2	2,545.1
Total (a)	$1,153.0	$911.0	$1,355.1	$706.5	$3,828.6	$20,789.9	$28,744.1
Projected cash interest payments on debt and capital lease obligations (b)	$1,461.4	$1,575.0	$1,557.8	$1,524.7	$1,540.4	$3,820.9	$11,480.2
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2011 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($363.4 million at December 31, 2011) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates and contractual maturities in effect as of December 31, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees, without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2011, 2010 and 2009, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $965.3 million, $824.3 million and $714.4 million, respectively (including intercompany charges that eliminate in consolidation of $78.9 million, $73.3 million and $72.5 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $115.9 million, $102.0 million and $98.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network.  Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia and KBW, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2011, 2010 and 2009, see note 6 to our consolidated financial statements.

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

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•Impairment of property and equipment and intangible assets (including goodwill);
•Costs associated with construction and installation activities;
•Useful lives of long-lived assets;
•Fair value measurements; and
•Income tax accounting.

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our accounting policies, see note 2 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 82% of our total assets at December 31, 2011.

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

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit's fair value is less than its carrying value, we then compare the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Based on the results of our 2011 qualitative assessment of our reporting unit carrying values, we determined that it was more likely than not that fair value exceeded carrying value for all but one of our reporting units.

During 2011, 2010 and 2009, we recorded impairments of our property and equipment and intangible assets (including goodwill) aggregating $27.6 million, $27.7 million and $119.9 million, respectively. The 2011 and 2010 amounts are largely due to goodwill impairments related to Chellomedia’s programming operations in central and eastern Europe. The 2009 amount is primarily due to a goodwill impairment recorded in June 2009 with respect to our Romanian reporting unit. For additional information, see note 8 to our consolidated financial statements.

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical 20% to 30% decline in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At December 31, 2011, the goodwill associated with these reporting units aggregated $892.7 million. If a goodwill impairment charge were to be required for all of these reporting units, a hypothetical 20% and 30% decrease in the implied fair value of goodwill would lead to an estimated aggregate impairment charge of $178.5 million and $267.8 million, respectively, based on December 31, 2011 exchange rates. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.
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

The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. We continuously monitor the appropriateness of our capitalization policy and update the policy when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological change, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with definite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment, and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technical changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with definite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense of our continuing operations during 2011, 2010 and 2009 was $2,457.0 million, $2,251.5 million and $1,991.3 million, respectively. A 10% increase in the aggregate amount of the depreciation and amortization expense of our continuing operations during 2011 would have resulted in a $245.7 million or 13.5% decrease in our 2011 operating income.

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

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments and fair value method investments, each of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of our interest rate and foreign currency derivative instruments and (ii) a binomial option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments and fair value method investments, see note 7 to our consolidated financial statements. See also notes 5 and 6 to our consolidated financial statements for information concerning our fair value method investments and derivative instruments, respectively.

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2011, 2010 and 2009, our continuing operations included net losses of $108.5 million, $984.5 million and $1,061.3 million, respectively, attributable to changes in the fair value of these items.

As further described in note 7 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments or disposal of our fair value method investments may differ materially from the recorded fair values at December 31, 2011.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below.

Non-recurring Valuations. Our non-recurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see notes 3, 7 and 8 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2011, the aggregate valuation allowance provided against deferred tax assets was $2,047.0 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2011 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2011, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $400.6 million, of which $222.6 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have potential tax liabilities related to withholding taxes that could arise upon the reversal of temporary differences in investments in certain foreign subsidiaries. We do not recognize the tax liabilities associated with these withholding taxes as the taxes could be offset by foreign tax credits, subject to limitations, and it is impractical to estimate the amount. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these taxes could have an adverse impact on our consolidated income tax expense or benefit and net earnings or loss.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Item 7A	. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At December 31, 2011, $891.8 million or 54.0% and $418.8 million or 25.4% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At December 31, 2011, the aggregate fair value of this investment was $617.9 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2011, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 6 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we expect that during 2012, (i) approximately 1% to 3% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 12% to 14% of our capital expenditures (including capital lease additions) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2012 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and Chilean peso and the forward sale of the U.S. dollar, Swiss franc, euro and Chilean peso to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of December 31, 2011, we expect to increase the use of hedging strategies during 2012 with respect to these non-functional currency risks. In addition, we have not hedged the currency risk associated with the net Australian dollar proceeds we are to receive pursuant to the Austar Transaction. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the year ended December 31, 2011 was to the euro as 61.2% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, we have significant exposure to changes in the exchange rates for the Swiss franc, the Chilean peso, the Australian dollar and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2011	2010
Spot rates:
Euro	0.7716	0.7482
Swiss franc	0.9388	0.9339
Hungarian forint	242.76	208.02
Polish zloty	3.4431	2.9591
Czech koruna	19.653	18.739
Romanian lei	3.3367	3.2031
Chilean peso	519.50	468.00
Australian dollar	0.9751	0.9775

	Year ended December 31,
	2011	2010	2009
Average rates:
Euro	0.7190	0.7549	0.7193
Swiss franc	0.8875	1.0427	1.0857
Hungarian forint	201.13	208.02	202.16
Polish zloty	2.9646	3.0166	3.1196
Czech koruna	17.690	19.096	19.059
Romanian lei	3.0497	3.1802	3.0488
Chilean peso	483.68	510.12	559.21
Australian dollar	0.9692	1.0900	1.2811

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We currently are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Unitymedia, KBW and Telenet and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At December 31, 2011, we effectively paid a fixed interest rate on substantially all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2011 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at December 31, 2011 declines to 89%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing variable-rate indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2011, our variable-rate indebtedness aggregated $9.4 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.6%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $47.0 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. In addition, most of our cash is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of AA-. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.

At December 31, 2011, our exposure to counterparty credit risk included (i) derivative assets with a fair value of $708.8 million, (ii) cash and cash equivalent and restricted cash balances of 1,760.5 million and (iii) aggregate undrawn debt facilities of $1,857.7 million.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.

While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 6 and 7 to our consolidated financial statements.

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2011:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Polish zloty, the Hungarian forint, the Czech koruna, the Chilean peso, and the Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €423.9 million ($549.4 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Chilean peso, and the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €137.0 million ($177.6 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €208.3 million ($270.0 million);

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €70.4 million ($91.2 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding's credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $18.1 million ($18.7 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, an instantaneous increase (decrease) of 10% in the value of the Euro relative to the U.S. dollar at December 31, 2011 would have decreased (increased) the aggregate value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €81.8 million ($106.0 million).

KBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, an instantaneous increase (decrease) of 10% in the value of the Euro relative to the U.S. dollar at December 31, 2011 would have decreased (increased) the aggregate value of the KBW cross-currency and interest rate derivative contracts by approximately €52.8 million ($68.4 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2011, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately

€54.2 million ($70.2 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €57.0 million ($73.9 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at December 31, 2011, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €39.9 million ($51.7 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €43.4 million ($56.2 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2011, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 30.4 billion ($58.6 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2011:

(i)
an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the fair value of the Sumitomo Collar by ¥2.6 billion ($33.8 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.5 billion ($32.5 million); and

(ii)
an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo's common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥4.4 billion ($57.2 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2011. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	Year ended December 31,
	2012	2013	2014	2015	2016	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$397.0	$472.8	$450.7	$122.5	$181.7	$34.8	$1,659.5
Principal-related (b)	29.8	(5.6)	363.5	18.5	69.0	(195.2)	280.0
Other (c)	23.7	22.7	22.7	22.7	(234.1)	(384.1)	(526.4)
Total	$450.5	$489.9	$836.9	$163.7	$16.6	$(544.5)	$1,413.1
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap instruments and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of LGI are filed under this Item, beginning on page II-65. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2011. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2011, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-63.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-64.

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

Not applicable.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of (i) Kabel BW Musketeer GmbH and (ii) Aster Sp. z.o.o., both of which we acquired in 2011. The aggregate amount of total assets and revenue of Kabel BW Musketeer GmbH and Aster Sp. z.o.o., included in our consolidated financial statements as of and for the year ended December 31, 2011 was $5,781.8 million and $74.4 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Liberty Global, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty Global, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2011 excluded (1) Kabel BW Musketeer GmbH and (2) Aster Sp. z.o.o., both of which were acquired in 2011. Our audit of internal control over financial reporting of Liberty Global, Inc. also excluded an evaluation of the internal control over financial reporting of these subsidiaries. The aggregate amount of total assets and revenue of Kabel BW Musketeer GmbH and Aster Sp. z.o.o. included in the consolidated financial statements of Liberty Global, Inc. as of and for the year ended December 31, 2011 was $5,781.8 million and $74.4 million, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty Global, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Global, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liberty Global, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 22, 2012

LIBERTY GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,651.2	$3,847.5
Restricted cash (note 3)	86.1	5.3
Trade receivables, net	910.5	922.3
Deferred income taxes (note 10)	345.2	300.1
Current assets of discontinued operation (note 4)	275.6	—
Other current assets (notes 6 and 10)	506.5	357.5
Total current assets	3,775.1	5,432.7
Investments (including $970.1 million and $1,012.0 million, respectively, measured at fair value) (note 5)	975.2	1,073.6
Property and equipment, net (note 8)	12,868.4	11,112.3
Goodwill (note 8)	13,289.3	11,734.7
Intangible assets subject to amortization, net (note 8)	2,812.5	2,095.5
Long-term assets of discontinued operation (note 4)	770.1	—
Other assets, net (notes 6, 8 and 10)	1,918.6	1,880.0
Total assets	$36,409.2	$33,328.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2011	2010
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$645.7	$566.2
Deferred revenue and advance payments from subscribers and others	847.6	869.8
Current portion of debt and capital lease obligations (note 9)	184.1	631.7
Derivative instruments (note 6)	601.2	563.1
Accrued interest	295.4	221.2
Accrued programming	213.1	215.9
Current liabilities of discontinued operation (note 4)	114.1	—
Other accrued and current liabilities (note 10)	1,268.6	1,222.0
Total current liabilities	4,169.8	4,289.9
Long-term debt and capital lease obligations (note 9)	24,573.8	21,830.9
Long-term liabilities of discontinued operation (note 4)	746.5	—
Other long-term liabilities (notes 6 and 10)	3,987.7	3,750.3
Total liabilities	33,477.8	29,871.1
Commitments and contingencies (notes 6, 9, 10 and 16)
Equity (note 11):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 146,266,629 and 119,049,061 shares, respectively	1.5	1.2
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,239,144 and 10,242,728 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 118,470,699 and 113,317,514 shares, respectively	1.2	1.1
Additional paid-in capital	3,964.6	3,500.7
Accumulated deficit	(2,671.5)	(1,898.8)
Accumulated other comprehensive earnings, net of taxes	1,509.5	1,440.3
Total LGI stockholders	2,805.4	3,044.6
Noncontrolling interests	126.0	413.1
Total equity	2,931.4	3,457.7
Total liabilities and equity	$36,409.2	$33,328.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	in millions, except share and per share amounts

Revenue (note 13)	$9,510.8	$8,364.2	$6,963.5
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 12 and 13)	3,379.4	3,010.5	2,604.4
Selling, general and administrative (SG&A) (including stock-based compensation) (note 12)	1,780.4	1,583.0	1,325.6
Depreciation and amortization	2,457.0	2,251.5	1,991.3
Impairment, restructuring and other operating charges, net (notes 3, 8 and 14)	75.6	125.6	138.1
	7,692.4	6,970.6	6,059.4
Operating income	1,818.4	1,393.6	904.1
Non-operating income (expense):
Interest expense	(1,455.2)	(1,283.6)	(807.6)
Interest and dividend income	73.2	36.2	46.1
Realized and unrealized losses on derivative instruments, net (note 6)	(60.4)	(1,152.3)	(1,118.2)
Foreign currency transaction gains (losses), net	(572.6)	(237.1)	126.9
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(155.1)	127.8	(22.1)
Losses on debt modification, extinguishment and conversion, net (note 9)	(218.4)	(29.8)	(33.4)
Other expense, net	(5.7)	(5.4)	(0.7)
	(2,394.2)	(2,544.2)	(1,809.0)
Loss from continuing operations before income taxes	(575.8)	(1,150.6)	(904.9)
Income tax benefit (expense) (note 10)	(231.7)	196.9	805.1
Loss from continuing operations	(807.5)	(953.7)	(99.8)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	136.5	126.9	88.2
Gain on disposal of discontinued operations, net of taxes	—	1,390.8	25.7
	136.5	1,517.7	113.9
Net earnings (loss)	(671.0)	564.0	14.1
Net earnings attributable to noncontrolling interests	(101.7)	(175.8)	(426.2)
Net earnings (loss) attributable to LGI stockholders	$(772.7)	$388.2	$(412.1)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2):
Continuing operations	$(3.21)	$(4.11)	$(1.02)
Discontinued operations	0.28	5.65	(0.51)
	$(2.93)	$1.54	$(1.53)

Weighted average common shares outstanding - basic and diluted	263,742,301	252,691,000	268,822,323

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2011	2010	2009
	in millions

Net earnings (loss)	$(671.0)	$564.0	$14.1
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	83.2	601.5	70.6
Reclassification adjustment for foreign currency translation gains included in net earnings	—	(390.9)	(3.7)
Other	(35.0)	(1.8)	12.4
Other comprehensive earnings	48.2	208.8	79.3
Comprehensive earnings (loss)	(622.8)	772.8	93.4
Comprehensive earnings attributable to noncontrolling interests	(80.7)	(243.3)	(347.5)
Comprehensive earnings (loss) attributable to LGI stockholders	$(703.5)	$529.5	$(254.1)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENT OF EQUITY

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2009	$1.4	$0.1	$1.4	$4,124.0	$(1,874.9)	$1,141.0	$3,393.0	$3,101.7	$6,494.7
Net earnings	—	—	—	—	(412.1)	—	(412.1)	426.2	14.1
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	158.0	158.0	(78.7)	79.3
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.2)	(406.5)	—	—	(406.8)	—	(406.8)
Issuance of LGI common stock to a third party, net (note 11)	—	—	—	126.6	—	—	126.6	—	126.6
Issuance of LGI Convertible Notes, net (note 9)	—	—	—	194.0	—	—	194.0	—	194.0
Stock-based compensation (note 12)	—	—	—	50.3	—	—	50.3	—	50.3
Reclassification of LGI Performance Plans obligation settled with common stock (note 12)	—	—	—	36.4	—	—	36.4	—	36.4
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	(27.3)	—	—	(27.3)	—	(27.3)
Dividends and distributions to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(91.7)	(91.7)
Acquisition of a controlling interest in an entity previously accounted for using the equity method	—	—	—	—	—	—	—	37.1	37.1
Disposal of UPC Slovenia (note 4)	—	—	—	—	—	—	—	(17.9)	(17.9)
Adjustments due to other changes in subsidiaries’ equity and other, net	—	—	—	8.0	—	—	8.0	0.3	8.3
Balance at December 31, 2009	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENT OF EQUITY - (Continued)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	388.2	—	388.2	175.8	564.0
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	141.3	141.3	67.5	208.8
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(890.7)	—	—	(890.9)	—	(890.9)
Stock-based compensation (note 12)	—	—	—	77.4	—	—	77.4	—	77.4
Issuance of LGI stock incentive awards to satisfy obligation under the LGI Performance Plans (note 12)	—	—	—	117.8	—	—	117.8	—	117.8
Net excess tax benefits from stock-based compensation	—	—	—	42.9	—	—	42.9	—	42.9
Sale of J:COM Disposal Group (note 4)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(198.1)	(198.1)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	15.9	—	—	15.9	—	15.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	31.9	—	—	31.9	15.1	47.0
Balance at December 31, 2010	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENT OF EQUITY - (Continued)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2011	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
Net loss	—	—	—	—	(772.7)	—	(772.7)	101.7	(671.0)
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	69.2	69.2	(21.0)	48.2
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(912.1)	—	—	(912.3)	—	(912.3)
Exchange/conversion of LGI and UGC Convertible Notes (note 9)	0.4	—	0.2	1,324.5	—	—	1,325.1	—	1,325.1
Stock-based compensation (note 12)	—	—	—	81.0	—	—	81.0	—	81.0
Net excess tax benefits from stock-based compensation	—	—	—	37.6	—	—	37.6	—	37.6
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(418.2)	(418.2)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	(79.7)	—	—	(79.7)	—	(79.7)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.6	—	—	12.6	50.4	63.0
Balance at December 31, 2011	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(671.0)	$564.0	$14.1
Earnings from discontinued operations	(136.5)	(1,517.7)	(113.9)
Loss from continuing operations	(807.5)	(953.7)	(99.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	131.3	111.0	113.2
Depreciation and amortization	2,457.0	2,251.5	1,991.3
Impairment, restructuring and other operating charges, net	75.6	125.6	138.1
Amortization of deferred financing costs and non-cash interest accretion	80.1	95.3	62.9
Realized and unrealized losses on derivative instruments, net	60.4	1,152.3	1,118.2
Foreign currency transaction losses (gains), net	572.6	237.1	(126.9)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	165.8	(118.0)	41.4
Losses on debt modification, extinguishment and conversion, net	218.4	29.8	33.4
Deferred income tax expense (benefit)	129.6	510.0	(817.9)
Excess tax benefits from stock-based compensation	(37.7)	(44.7)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	646.7	613.3	116.2
Payables and accruals	(1,129.6)	(2,001.8)	(603.7)
Net cash provided by operating activities of discontinued operations	173.6	321.5	1,426.2
Net cash provided by operating activities	2,736.3	2,329.2	3,392.6

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(1,980.5)	(2,636.3)	(13.5)
Capital expenditures	(1,927.0)	(1,690.5)	(1,591.4)
Increase in KBW Escrow Account	(1,650.0)	—	—
Decrease in KBW Escrow Account	1,522.5	—	—
Proceeds received upon disposition of discontinued operations, net of deconsolidated cash and disposal costs	—	3,163.8	167.5
Other investing activities, net	6.3	(32.3)	(13.8)
Net cash provided (used) by investing activities of discontinued operations	18.4	(178.6)	(705.9)
Net cash used by investing activities	$(4,010.3)	$(1,373.9)	$(2,157.1)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2011	2010	2009
	in millions
Cash flows from financing activities:
Borrowings of debt	$5,622.8	$3,208.1	$6,679.6
Repayments and repurchases of debt and capital lease obligations	(4,520.5)	(5,744.9)	(1,349.7)
Repurchase of LGI common stock	(912.6)	(884.9)	(416.3)
Distributions by subsidiaries to noncontrolling interest owners	(417.1)	(196.9)	(49.6)
Payment of financing costs, debt premiums and exchange offer consideration	(254.3)	(94.1)	(227.2)
Payment of net settled employee withholding taxes on stock incentive awards	(117.5)	(49.0)	(39.3)
Net cash paid related to derivative instruments	(80.4)	(113.5)	(21.8)
Change in cash collateral	(64.6)	3,557.8	(3,768.6)
Excess tax benefits from stock-based compensation	37.7	44.7	—
Proceeds from issuance of LGI common stock to a third party, net	—	—	126.6
Other financing activities, net	61.3	84.9	8.8
Net cash used by financing activities of discontinued operations	(102.5)	(81.0)	(287.5)
Net cash provided (used) by financing activities	(747.7)	(268.8)	655.0

Effect of exchange rate changes on cash:
Continuing operations	30.0	(135.4)	(16.8)
Discontinued operations	4.3	26.8	21.9
Total	34.3	(108.6)	5.1
Net increase (decrease) in cash and cash equivalents:
Continuing operations	(2,081.2)	489.2	1,440.9
Discontinued operations	93.8	88.7	454.7
Net increase (decrease) in cash and cash equivalents	(1,987.4)	577.9	1,895.6
Cash and cash equivalents:
Beginning of year	3,847.5	3,269.6	1,374.0
End of year	1,860.1	3,847.5	3,269.6
Less cash and cash equivalents of discontinued operations at end of year	(208.9)	—	—
Cash and cash equivalents of continuing operations at end of year	$1,651.2	$3,847.5	$3,269.6

Cash paid for interest:
Continuing operations	$1,329.2	$1,122.6	$716.3
Discontinued operations	54.2	42.0	110.3
Total	$1,383.4	$1,164.6	$826.6
Net cash paid for taxes:
Continuing operations	$54.9	$267.1	$18.4
Discontinued operations	—	6.4	197.4
Total	$54.9	$273.5	$215.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(unaudited)

(1)	Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with continuing consolidated broadband communications and/or direct-to-home satellite (DTH) operations at December 31, 2011 in 13 countries, primarily in Europe and Chile. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our 99.6%-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia) and Kabel BW GmbH (formerly known as Kabel BW Holding GmbH) (KBW), both of which are wholly-owned subsidiaries of Liberty Global Europe, are collectively referred to as the "UPC Broadband Division." UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we are undertaking the launch of mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Liberty Global Europe's 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Through our 54.15%-owned subsidiary, Austar United Communications Limited (Austar), we provide DTH services in Australia. We expect to complete the disposition of Austar subsequent to December 31, 2011. Effective September 30, 2010, we closed down the DTH operations of Unitymedia's arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group) that directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. Our consolidated balance sheet as of December 31, 2011 has been reclassified to present Austar as a discontinued operation and our consolidated statements of operations and cash flows have been reclassified to present Austar, Unitymedia's arena segment and the J:COM Disposal Group as discontinued operations. The December 31, 2011 balance sheet amounts and all statement of operations and cash flow statement amounts presented in the notes to these consolidated financial statements relate only to our continuing operations, unless otherwise noted. For information regarding our discontinued operations, see note 4.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2011.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including certain cash outflows

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

related to the payment of employee withholding taxes that are net settled upon the exercise of, or release of restrictions on, certain stock incentive awards, which cash outflows have been reclassified in our consolidated cash flow statements from operating to financing activities.

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

Restricted cash includes cash held in escrow and cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2011 and 2010, our current and long-term restricted cash balances aggregated $109.3 million and $46.0 million, respectively.

Our significant non-cash investing and financing activities are disclosed in our statements of equity and in notes 3, 4, 8, and 9.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $144.0 million and $146.6 million at December 31, 2011 and 2010, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

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

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding our fair value method investments, see notes 5 and 7.

Dividends from publicly-traded investees are recognized when declared as dividend income in our consolidated statement of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

We use the equity method for certain privately-held investments over which we have the ability to exercise significant influence. Generally, we exercise significant influence through a voting interest between 20% and 50%, or board representation and management authority. Under the equity method, an investment, originally recorded at cost, is adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. The portion of the difference between our investment and our share of the net assets of the investee that represents goodwill is not amortized, but continues to be considered for impairment. Intercompany profits on transactions with equity affiliates, where assets remain on the balance sheet of LGI or the investee, are eliminated to the extent of our ownership in the investee.

Changes in our proportionate share of the underlying share capital of an equity method investee, including those which result from the issuance of additional equity securities by such equity investee, are recognized as gains or losses in our consolidated statement of operations.

We use the cost method for investments in certain non-marketable securities for which we do not have the ability to exercise significant influence. These investments are carried at cost, subject to an other-than-temporary impairment assessment.

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

Financial Instruments

Due to the short maturities of cash and cash equivalents, short-term restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our investments, derivatives and debt, see notes 5, 6 and 9, respectively. For information concerning how we arrive at certain of our fair value measurements, see note 7.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statement of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments. For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statement of cash flows, see note 6.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

Capitalized internal-use software is included as a component of property and equipment. We capitalize internal and external costs directly associated with the development of internal-use software. We also capitalize costs associated with the purchase of software licenses. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 8.

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

As of December 31, 2011 and 2010, the recorded value of our asset retirement obligations was $26.7 million and $26.0 million, respectively.

Intangible Assets

Our primary intangible assets are goodwill, customer relationships and cable television franchise rights. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships and cable television franchise rights were originally recorded at their fair values in connection with business combinations.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite-lives. Our customer relationship intangible assets are amortized on a straight-line basis over their estimated useful lives. For additional information regarding the useful lives of our intangible assets, see note 8.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

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

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit's fair value is less than its carrying value, we then compare the fair values of our reporting units to their respective carrying amounts. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

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

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statement of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in our consolidated statement of equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statement of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statement of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

statement of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

Revenue Recognition

Service Revenue — Cable Networks. We recognize revenue from the provision of video, broadband internet and telephony services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is recognized as revenue in the period during which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life.

Service Revenue — Other. We recognize revenue from DTH, telephony and data services that are not provided over our cable network in the period the related services are provided. Installation revenue (including reconnect fees) related to services that are not provided over our cable network is deferred and amortized over the average expected subscriber life.

Programming Revenue. We recognize revenue arising from our programming businesses’ distribution agreements in the period the related programming is provided.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted monthly fees charged to the subscriber, if any.

Subscriber Advance Payments and Deposits. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.

Sales, Use and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use and other value-added taxes.

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

For additional information regarding our stock-based compensation, see note 12.

Litigation Costs

Costs related to litigation matters are expensed as incurred.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Earnings or Loss per Common Share

Basic earnings or loss attributable to LGI stockholders per common share (EPS) is computed by dividing net earnings or loss attributable to LGI stockholders by the weighted average number of common shares (excluding restricted shares and restricted share units) outstanding for the period. Diluted earnings or loss attributable to LGI stockholders per common share presents the dilutive effect, if any, on a per share basis of potential common shares (e.g. options, SARs, restricted shares, restricted share units and convertible securities) as if they had been exercised, vested, settled or converted at the beginning of the period presented.

We reported losses from continuing operations attributable to LGI stockholders during 2011, 2010 and 2009. Therefore, the potentially dilutive effect at December 31, 2011, 2010 and 2009 of (i) the aggregate number of then outstanding options, SARs and restricted shares and share units of approximately 11.3 million, 19.8 million and 22.3 million, respectively, (ii) the aggregate number of shares issuable pursuant to the then outstanding convertible debt securities and other obligations that may be settled in cash or shares of approximately 3.7 million, 53.5 million and 56.6 million, respectively, and (iii) the number of shares contingently issuable pursuant to LGI performance-based incentive awards (including PSUs, as defined in note 12) of 2.1 million, 1.3 million and 6.5 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Year ended December 31,
	2011	2010	2009
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(846.1)	$(1,040.1)	$(274.7)
Earnings (loss) from discontinued operations, net of taxes	73.4	1,428.3	(137.4)
Net earnings (loss)	$(772.7)	$388.2	$(412.1)
(3)    Acquisitions

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (formerly known as Musketeer GmbH) (KBW Musketeer) pursuant to a Sale and Purchase Agreement dated March 21, 2011 with Oskar Rakso S.à.r.l. (Oskar Rakso) as the seller (the KBW Purchase Agreement). KBW Musketeer is the indirect parent company of KBW, Germany's third largest cable television operator in terms of number of subscribers. We acquired KBW in order to achieve certain financial, operational and strategic benefits through the integration of KBW with our existing operations in Germany and, to a lesser extent, other parts of Europe.

At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2's payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW's consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.9 million ($3,060.7 million at the transaction date) resulted in total consideration of €3,415.3 million ($4,442.6 million at the transaction date) before direct acquisition costs of $23.0 million. These direct acquisition costs, substantially all of which were recorded during 2011, are included in impairment, restructuring and other operating charges, net, in our consolidated statements of operations. The KBW Purchase Price included €50.0 million ($65.0 million at the transaction date) that was deposited into escrow, which, subject to any claims timely made under the KBW Purchase Agreement, will be released to Oskar Rakso on December 31, 2012.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

As part of the regulatory approval process for our acquisition of KBW Musketeer (the KBW Acquisition), we made certain commitments to address the competition concerns of the Federal Cartel Office (the FCO) in Germany, as outlined below:

(a)
The digital free-to-air television channels (as opposed to channels marketed in premium subscription packages) distributed on the networks of Unitymedia and KBW will be distributed in unencrypted form commencing January 1, 2013.  This commitment is consistent with KBW's current practice and generally covers free-to-air television channels in standard definition and high definition (HD). If, however, free-to-air television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of free-to-air HD channels is still possible. In addition, we made a commitment that, through December 15, 2015, the annual carriage fees received by Unitymedia and KBW for each such free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the respective current rate card systems of Unitymedia and KBW as of January 1, 2012;

(b)
Effective January 1, 2012, Unitymedia and KBW waived their exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than the in-building distribution networks of Unitymedia and KBW to provide television, internet or telephony services within the building;

(c)
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia or KBW, as applicable, will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia and KBW have waived their right to remove their in-building distribution networks; and

(d)
A special early termination right will be granted with respect to certain of Unitymedia's and KBW's existing access agreements with the largest housing associations that cover more than 800 dwelling units and have a remaining term of more than three years.  The total number of dwelling units covered by the affected agreements is approximately 340,000, of which approximately 230,000 and 110,000 are located in the footprints of Unitymedia and KBW, respectively.  The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia or KBW, as applicable, for their unamortized investments in modernizing the in-building network based on an agreed formula.

On March 21, 2011, Liberty Global Europe, as guarantor of the KBW Purchase Agreement, and Aldermanbury Investments Limited (Aldermanbury), a subsidiary of J.P. Morgan Chase & Co., entered into a separate commitment letter agreement (the KBW Commitment Letter) and a cash settled share swap transaction and related agreements (the KBW Total Return Swap). Pursuant to the KBW Commitment Letter, if UPC Germany HC2 had been unable to obtain regulatory approval of the KBW Acquisition, Aldermanbury would have been required to assume UPC Germany HC2's rights and obligations under the KBW Purchase Agreement and to undertake to sell the acquired KBW Musketeer shares to a third-party purchaser within 12 months. Liberty Global Europe secured its obligations under the KBW Total Return Swap by placing €1,160.0 million ($1,650.0 million at the transaction date) into an escrow account (the KBW Escrow Account), and granting a security interest in this escrow account to Aldermanbury. In April 2011, a portion of the KBW Escrow Account was released and returned to Liberty Global Europe. At closing, the KBW Total Return Swap was terminated and the balance of the KBW Escrow Account was used to fund the KBW Purchase Price.

For information regarding appeals filed by certain of our competitors against the FCO approval, see note 16.

Aster. On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland (the Aster Acquisition).  The total cash consideration, which UPC Holding initially funded with available cash and cash equivalents, included the equivalent of PLN 1,602.3 million ($513.5 million at the transaction date) that was used to repay Aster's debt immediately prior to our acquisition of Aster's equity and excludes direct acquisition costs of $6.3 million.  The direct acquisition costs, all of which were incurred in 2011, are included in impairment, restructuring and other operating charges in our consolidated statement of operations. The approval of the Aster Acquisition by the regulatory authorities in Poland was conditioned upon our agreement to dispose of certain sections of Aster's network on or before March 5, 2013.  We do not expect the financial or operational impact of these required dispositions to be material.  We completed the Aster

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Acquisition in order to achieve certain financial, operational and strategic benefits through the integration of Aster with our existing operations in Poland.

We have accounted for the KBW and Aster Acquisitions using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The purchase price allocation for KBW as reflected in these consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include long-lived assets, goodwill and income taxes.

A summary of the purchase prices and opening balance sheets for the KBW and Aster Acquisitions is presented in the following table. The KBW opening balance sheet is preliminary and subject to adjustment, while the Aster opening balance sheet is final.

	KBW	Aster
Effective acquisition date for financial reporting purposes:	December 15, 2011	September 16, 2011
	in millions

Cash	$233.8	$22.0
Other current assets	65.0	19.3
Property and equipment, net	2,197.7	125.2
Goodwill (a)	1,840.6	476.8
Intangible assets subject to amortization (b)	865.6	225.0
Other assets, net	58.7	0.4
Current portion of long-term debt and capital lease obligations	(7.3)	—
Other current liabilities	(222.0)	(24.5)
Long-term debt and capital lease obligations	(3,287.2)	—
Other long-term liabilities	(363.0)	(59.5)
Total purchase price	$1,381.9	$784.7
___________________

(a)
The goodwill recognized in connection with the KBW and Aster Acquisitions is primarily attributable to (i) the ability to take advantage of the existing advanced broadband communications networks of KBW and Aster to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of KBW and Aster with our other broadband communications operations in Germany and Poland, respectively. We expect that $382.7 million of the goodwill associated with the KBW Acquisition will be deductible for tax purposes.

(b)
Amounts primarily include intangible assets related to customer relationships. At December 15, 2011, the weighted average useful life of KBW's intangible assets was approximately ten years. At September 16, 2011, the weighted average useful life of Aster's intangible assets was approximately seven years.

2010 Acquisition

Unitymedia. On January 28, 2010, Unitymedia, formerly UPC Germany GmbH, paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of the entity (Old Unitymedia) that owned the second largest cable television provider in Germany based on the number of video cable subscribers (the Unitymedia Acquisition). The €2,006.0 million Unitymedia Purchase Price, together with Old Unitymedia's net debt at January 28, 2010 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date), resulted in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of $51.4 million. On September 16, 2010, we merged Old Unitymedia with Unitymedia and Unitymedia became the surviving corporation. The direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating charges

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

in our consolidated statements of operations. We acquired Old Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Old Unitymedia with our existing European operations.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the Unitymedia Senior Notes (as defined in note 9) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) Unitymedia’s issuance of the Unitymedia Senior Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction.

We have accounted for the Unitymedia Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

A summary of the purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions).

Cash	$175.9
Other current assets	298.7
Property and equipment, net	3,571.6
Goodwill (a)	2,015.7
Intangible assets subject to amortization (b)	991.2
Other assets, net	32.8
Current portion of long-term debt and capital lease obligations	(13.5)
Other current liabilities	(611.4)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(573.6)
Total purchase price	$2,803.0
 ____________________

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to (i) the KBW Acquisition, (ii) the Aster Acquisition and (iii) the Unitymedia Acquisition, as if they had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended
	December 31,
	2011	2010
	in millions, except per share amounts
Revenue:
Continuing operations	$10,419.9	$9,326.3
Discontinued operations	735.7	1,303.5
Total	$11,155.6	$10,629.8

Net earnings (loss) attributable to LGI stockholders	$(832.8)	$306.9
Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(3.16)	$1.21

Our consolidated statement of operations for 2011 includes aggregate revenue and net loss of $74.4 million and $12.9 million, respectively, attributable to KBW and Aster.

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

	Year ended December 31,
	2010	2009
	in millions, except per share amounts
Revenue:
Continuing operations	$8,458.7	$8,177.6
Discontinued operations	1,303.5	4,135.7
Total	$9,762.2	$12,313.3

Net earnings (loss) attributable to LGI stockholders	$399.8	$(635.5)
Basic and diluted earnings (loss) attributable to LGI stockholders per share – Series A, Series B and Series C common stock	$1.58	$(2.36)

Our consolidated statement of operations for 2010 includes revenue and net loss attributable to Old Unitymedia for the period from January 28, 2010 through December 31, 2010 of $1,146.6 million and $14.7 million, respectively.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(4) Disposition and Discontinued Operations

Disposition

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in earnings from discontinued operations, net of taxes, in our consolidated statement of operations for the year ended December 31, 2011.

Discontinued Operations

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL would acquire 100% of Austar's ordinary shares through a series of transactions (the Austar Transaction), one of which involves our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). The sales price under the transaction is AUD 1.52 ($1.56) in cash per share, which represents a total equity sales price of AUD 1,932.7 million ($1,982.1 million) for a 100% interest in Austar (based on Austar ordinary shares outstanding at December 31, 2011) or AUD 1,046.5 million ($1,073.2 million) for our 54.15% interest in Austar.

The material conditions precedent to the closing of the Austar Transaction include (i) regulatory approvals regarding (a) competition, which approval has not yet been granted by the Australian Competition Authority and (b) foreign investment matters, which approval was received in December 2011, (ii) an independent expert's determination that the Austar Transaction is in the best interests of Austar's noncontrolling shareholders, which determination was received in December 2011, (iii) our receipt of a private letter ruling from the Internal Revenue Service confirming our intended treatment of the transaction, which ruling we received in November 2011 and (iv) approval by a majority in number of the voting noncontrolling shareholders who represent at least 75% of the votes cast by noncontrolling shareholders at the Austar shareholder meeting, which is currently scheduled for March 30, 2012.

Pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that LGI does not already own will be acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by FOXTEL, or at LGI's option, funding arranged by LGI. It is currently expected that the Austar NCI Acquisition will occur in April 2012 and that FOXTEL's acquisition of 100% of Austar from LGI Austar Holdco for AUD 1.52 per share will occur in May or June of 2012. If the Austar NCI Acquisition does not close by April 17, 2012 or FOXTEL does not acquire 100% of Austar by June 29, 2012, the applicable underlying agreements will expire if not otherwise extended.

Effective December 31, 2011, we concluded that it was probable that all substantive conditions precedent to the closing of the Austar Transaction will be satisfied, and accordingly, we began reporting Austar as a discontinued operation in our consolidated financial statements as of that date.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The summarized financial position of Austar as of December 31, 2011 is as follows (in millions):

Cash and cash equivalents	$208.9
Other current assets	66.7
Investments	61.9
Property and equipment, net	216.7
Goodwill	332.7
Other assets	158.8
Total assets	$1,045.7

Current liabilities	$114.1
Long-term debt and capital lease obligations	693.8
Other long-term liabilities	52.7
Total liabilities	860.6
Total equity	185.1
Total liabilities and equity	$1,045.7

Unitymedia's arena segment. Effective September 30, 2010, we closed down the DTH operations of Unitymedia's arena segment. Accordingly, we have presented Unitymedia's arena segment as a discontinued operation.

J:COM Disposal Group. On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, a wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rate). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility (the LGJ Holdings Credit Facility) of our wholly-owned subsidiary, LGJ Holdings LLC, (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.5 million. In addition, (i) prior to the closing date, the interest in LGI/Sumisho Super Media LP (Super Media) held by Sumitomo Corporation (Sumitomo) was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter LLC for $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($906.5 million) of cash and cash equivalents of the J:COM Disposal Group.

In connection with the sale of the J:COM Disposal Group, we recognized a pre-tax gain of $2,179.4 million that includes cumulative foreign currency translation gains of $376.0 million. The related income tax expense of $788.6 million differs from the actual federal and state income taxes of $228.0 million that our U.S. tax group paid during 2010, as the actual income taxes paid by our U.S. tax group during 2010 was a function of (i) the U.S. tax attributes that were available at December 31, 2010 to offset the liability resulting from the taxable gain and (ii) our other 2010 taxable activities in the U.S. The net gain of $1,390.8 million is included in discontinued operations in our consolidated statement of operations.

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, during 2010 and 2009, (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million and $36.1 million, respectively, (ii) realized and unrealized losses on derivative instruments related to the settled interest rate swaps of $2.2 million and $9.3 million, respectively, and (iii) foreign currency transaction gains (losses) related to the Japanese yen denominated LGJ Holdings Credit Facility of ($36.6 million) and $21.2 million, respectively, are included in discontinued operations in our consolidated statements of operations.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The combined operating results of Austar (2011, 2010 and 2009), Unitymedia's arena segment (2010), the J:COM Disposal Group (2010 and 2009) and UPC Slovenia (2009) are classified as discontinued operations in our consolidated statements of operations and are summarized in the following table:

	Year ended December 31,
	2011	2010	2009
	in millions

Revenue	$735.7	$1,303.5	$4,135.7
Operating income	$260.7	$237.2	$736.0
Earnings before income taxes and noncontrolling interests	$193.6	$133.4	$659.3
Income tax expense (a)	$57.1	$6.5	$571.1
Earnings (loss) from discontinued operations attributable to LGI stockholders, net of taxes	$73.4	$37.5	$(163.1)
____________

(a)
The 2009 amount includes $282.9 million of federal and state income tax expense resulting from our recognition of a deferred tax liability associated with the previously unrecorded tax effect of the difference between the financial and tax accounting basis of the J:COM Disposal Group.

(5)   Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2011	2010
	in millions
Fair value:
Sumitomo (a)	$617.9	$646.1
Other (b)	352.2	365.9
Total — fair value	970.1	1,012.0
Equity	4.5	60.9
Cost	0.6	0.7
Total	$975.2	$1,073.6

(a)
At December 31, 2011 and 2010, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at December 31, 2011. These shares secure the Sumitomo Collar Loan, as defined and described in note 6.

(b)
Includes various fair value investments, the most significant of which is our 25.0% interest in Canal+ Cyfrowy Sp zoo (Cyfra+), a privately-held DTH operator in Poland. During the second quarter of 2011 and 2010, we received dividends from Cyfra+ of $7.9 million and $7.8 million, respectively. These dividends have been reflected as reductions of our investment in Cyfra+.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(6)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). With the exception of certain of Austar's interest rate swaps, we generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2011			December 31, 2010
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$155.8	$544.4	$700.2	$90.6	$192.2	$282.8
Equity-related derivative contracts (c)	—	684.6	684.6	—	568.6	568.6
Foreign currency forward contracts	4.5	0.3	4.8	4.5	—	4.5
Other	1.7	2.1	3.8	1.8	3.6	5.4
Total	$162.0	$1,231.4	$1,393.4	$96.9	$764.4	$861.3
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$576.6	$1,705.0	$2,281.6	$539.5	$1,798.0	$2,337.5
Equity-related derivative contracts (c)	23.3	—	23.3	15.4	—	15.4
Foreign currency forward contracts	0.1	2.7	2.8	7.5	—	7.5
Other	1.2	1.8	3.0	0.7	1.0	1.7
Total	$601.2	$1,709.5	$2,310.7	$563.1	$1,799.0	$2,362.1
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of December 31, 2011 and 2010, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $59.3 million and $16.1 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $255.1 million and $182.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties' credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries' debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $42.9 million, $88.4 million and ($19.5 million) during 2011, 2010 and 2009, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 7.

(c)
The fair value of our equity-related derivatives relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we have assumed that any losses incurred by our company in the event of nonperformance by the counterparty would be,

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Year ended December 31,
	2011	2010	2009
	in millions
Continuing operations:
Cross-currency and interest rate derivative contracts	$(110.6)	$(1,120.2)	$(1,031.4)
Equity-related derivative contracts (a)	87.2	(0.1)	(74.3)
Foreign currency forward contracts	(36.1)	(34.6)	(18.0)
Other	(0.9)	2.6	5.5
Total — continuing operations	$(60.4)	$(1,152.3)	$(1,118.2)
Discontinued operations	$(8.3)	$5.2	$15.0
_______________

(a)	Includes activity related to the Sumitomo Collar.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classifications of these cash inflows (outflows) are as follows:

	Year ended December 31,
	2011	2010	2009
	in millions
Continuing operations:
Operating activities	$(459.1)	$(493.2)	$(334.7)
Investing activities	—	34.7	2.1
Financing activities	(80.4)	(113.5)	(21.8)
Total — continuing operations	$(539.5)	$(572.0)	$(354.4)
Discontinued operations	$(13.3)	$(50.7)	$(22.5)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We do not enter into master netting arrangements with any of our counterparties nor do we or our counterparties post collateral or other security. At December 31, 2011, our exposure to counterparty credit risk included derivative assets with a fair value of $708.8 million.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.

While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.

Equity-Related Derivative Contracts

Sumitomo Collar and Secured Borrowing. During 2007, our wholly-owned subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed the Sumitomo Collar, a zero cost share collar transaction with respect to the underlying ordinary shares of Sumitomo stock owned by Liberty Programming Japan. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($27.52) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($36.21). At December 31, 2011, the market price of Sumitomo common stock was ¥1,042 ($13.54) per share. The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2011 was a net asset of $661.3 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual installments beginning on May 22, 2016, and are included in long-term debt and capital lease obligations in our consolidated balance sheets. During 2007, Liberty Programming Japan borrowed ¥93.660 billion ($757.6 million at the transaction date) under these agreements (the Sumitomo Collar Loan). The pledge arrangement entered into by Liberty Programming Japan provides that Liberty Programming Japan will be able to exercise all voting and consensual rights and, subject to the terms of the Sumitomo Collar, receive dividends on the Sumitomo shares.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
October 2017	$500.0		€364.9	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.41%
November 2019	$500.0		€362.9	7.25%	7.74%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
September 2012	€83.1	CHF	129.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2016	€31.9	RON	116.8	5.50%	12.14%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
KBW:
March 2019	$500.0		€355.4	7.50%	7.98%
Chellomedia Programming Financing Holdco BV (Chellomedia PFH), a subsidiary of Chellomedia:
December 2013	$19.4	CZK	517.0	3.50%	4.49%
July 2013	$32.5	HUF	8,632.0	5.50%	9.55%
December 2013	$14.7	PLN	50.0	3.50%	5.56%
___________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	6.08%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$244.1		€179.3	6 mo. LIBOR + 3.50%	7.24%
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
March 2013 - July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$254.0	RON	616.8	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$451.3	CLP	249,766.9	6 mo. LIBOR + 3.00%	11.16%
__________________

(a)	For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2011 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2012 — January 2013		$1,870.0	1 mo. LIBOR + 3.19%	6 mo. LIBOR + 2.98%
January 2012		$1,471.5	1 mo. LIBOR + 3.27%	6 mo. LIBOR + 3.16%
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2012		€3,000.0	1 mo. EURIBOR + 3.70%	6 mo. EURIBOR + 3.38%
January 2012 — January 2013		€3,000.0	1 mo. EURIBOR + 3.60%	6 mo. EURIBOR + 3.14%
December 2014		€1,681.8	6 mo. EURIBOR	4.65%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
April 2012		€555.0	6 mo. EURIBOR	3.32%
September 2012		€500.0	3 mo. EURIBOR	2.96%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%
April 2012 — July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012 — December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 — January 2018		€175.0	6 mo. EURIBOR	3.74%
January 2015 — July 2020		€171.3	6 mo. EURIBOR	3.95%
July 2020		€171.3	6 mo. EURIBOR	4.32%
December 2013		€90.5	6 mo. EURIBOR	3.84%
March 2013		€75.4	6 mo. EURIBOR	4.24%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 — December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
January 2015 — January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 — November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	73,800.0	6.77%	6 mo. TAB
July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%
KBW:
March 2013		€140.0	3 mo. EURIBOR	2.60%
March 2014		€140.0	3 mo. EURIBOR	2.60%
March 2015		€140.0	3 mo. EURIBOR	2.60%

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Telenet International Finance S.a.r.l (Telenet International):
July 2017 — July 2019		€600.0	3 mo. EURIBOR	3.29%
September 2012		€350.0	3 mo. EURIBOR	4.35%
August 2015		€350.0	3 mo. EURIBOR	3.54%
May 2012		€325.0	1 mo. EURIBOR + 0.25%	3 mo. EURIBOR - 0.07%
June 2012		€275.0	1 mo. EURIBOR + 0.33%	3 mo. EURIBOR
November 2012		€250.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
December 2015 — June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
January 2012 — January 2013		€150.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
January 2012 — July 2017		€150.0	3 mo. EURIBOR	3.55%
June 2012 — June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2015 — July 2019		€50.0	3 mo. EURIBOR	3.40%
July 2017 — June 2021		€50.0	3 mo. EURIBOR	3.00%
December 2017		€50.0	3 mo. EURIBOR	3.52%
August 2015 — June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	73,800.0	6 mo. TAB	7.78%
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), a subsidiary of LGI:
June 2014		$162.5	3 mo. LIBOR	5.14%
Chellomedia PFH:
December 2013		$85.5	6 mo. LIBOR	4.98%
December 2013		€148.8	6 mo. EURIBOR	4.14%
Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar (b):
August 2013	AUD	500.0	3 mo. AUD BBSY + 0.05%	6.56%
August 2013 — December 2015 (c)	AUD	386.5	3 mo. AUD BBSY	6.09%
August 2014 (c)	AUD	175.9	3 mo. AUD BBSY	6.50%
August 2014 — December 2015 (c)	AUD	175.9	3 mo. AUD BBSY	6.25%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2011, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	As further described in note 4, we have accounted for Austar as a discontinued operation.

(c)
Austar accounts for these interest rate swaps as cash flow hedges. As of December 31, 2011, the fair value of these derivative instruments was a liability of $28.4 million, and the related balance included in our accumulated other comprehensive earnings was a loss of $19.7 million.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2011
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€1,135.0	7.00%
Telenet International:
January 2012	€150.0	3.50%
June 2012	€50.0	3.50%
June 2015 — June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€2.9	6.50%
December 2017	€2.9	5.50%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of December 31, 2011, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2011, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet's interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	December 31, 2011
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet International:
July 2017 (a)	€950.0	1.50%	4.00%
 _______________

(a)	Includes four derivative instruments that mature in July 2017.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	December 31, 2011
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2011:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$4.9		€3.6	January 2012 — January 2013
LGE Financing	CLP	13,600.0		$26,153.8	January 2012
UPC Holding		$479.0	CHF	415.1	October 2016 — April 2018
UPC Broadband Holding		€3.5	CHF	4.3	January 2012 — December 2012
Telenet NV		$47.0		€34.5	January 2012 — December 2012
VTR		$36.6	CLP	18,294.8	January 2012 — December 2012

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2011 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument. We also used the fair value method to account for the 1.75% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes) until April 2011, when the UGC Convertible Notes were converted into LGI common stock, as further described in note 9. UGC is a wholly-owned subsidiary of LGI.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Level 3 at the beginning of the quarter during which the transfer occurred.

All of our Level 2 inputs (interest rate futures, swap rates, and certain of the inputs for our weighted average cost of capital

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

For our investment in Sumitomo common stock, the recurring fair value measurement is based on the quoted closing price of the shares at each reporting date. Accordingly, the valuation of this investment falls under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy.

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy.

As further described in note 3, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties' credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties' credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 3.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2011, 2010 and 2009, we performed nonrecurring fair value measurements in connection with our goodwill impairment assessments. These goodwill impairment assessments resulted in impairment charges of $15.9 million, $26.3 million and $118.8 million, respectively, that are included in impairment, restructuring and other operating charges, net, in our consolidated statements of operations. For additional information, see note 8. During 2011, 2010 and 2009, we also performed nonrecurring fair value measurements in connection with our acquisitions. For additional information, see note 3.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

A summary of the assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2011 using:
Description	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$700.2	$—	$700.2	$—
Equity-related derivative instruments	684.6	—	—	684.6
Foreign currency forward contracts	4.8	—	4.8	—
Other	3.8	—	3.8	—
Total derivative instruments	1,393.4	—	708.8	684.6
Investments	970.1	617.9	—	352.2
Total assets	$2,363.5	$617.9	$708.8	$1,036.8

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,281.6	$—	$2,281.6	$—
Equity-related derivative instruments	23.3	—	—	23.3
Foreign currency forward contracts	2.8	—	2.8	—
Other	3.0	—	3.0	—
Total liabilities	$2,310.7	$—	$2,287.4	$23.3

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	UGC Convertible Notes (a)	Total
	in millions

Balance of asset (liability) at January 1, 2011	$365.9	$553.2	$(514.6)	$404.5
Gains (losses) included in net earnings (b):
Realized and unrealized gains on derivative instruments, net	—	89.9	—	89.9
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(19.9)	—	(107.0)	(126.9)
Interest expense	—	—	(2.3)	(2.3)
Conversion of UGC Convertible Notes into LGI common stock	—	—	619.7	619.7
Foreign currency translation adjustments and other	6.2	18.2	4.2	28.6
Balance of asset at December 31, 2011	$352.2	$661.3	$—	$1,013.5

_______________

(a)	As further described in note 9, the UGC Convertible Notes were converted into LGI common stock in April 2011.

(b)	With the exception of the loss associated with the UGC Convertible Notes (which were converted into LGI common stock

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

in April 2011), substantially all of the net gains (losses) recognized during 2011 relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2011.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2011	December 31,
		2011	2010
		in millions

Distribution systems	4 to 30 years	$14,671.4	$11,950.8
Customer premises equipment	3 to 5 years	4,081.2	4,670.7
Support equipment, buildings and land	3 to 40 years	2,270.9	2,358.9
		21,023.5	18,980.4
Accumulated depreciation		(8,155.1)	(7,868.1)
Total property and equipment, net		$12,868.4	$11,112.3

Depreciation expense of our continuing operations related to our property and equipment was $2,050.2 million, $1,846.1 million and $1,677.9 million during 2011, 2010 and 2009, respectively. Depreciation expense of our discontinued operations related to our property and equipment was $114.8 million, $250.7 million and $933.6 million during 2011, 2010 and 2009, respectively.
At December 31, 2011 and 2010, the amount of property and equipment, net, recorded under capital leases was $1,258.1 million and $1,048.3 million, respectively. Most of these amounts relate to assets included in our distribution systems category. Depreciation of assets under capital leases of our continuing operations is included in depreciation and amortization in our consolidated statements of operations.

During the 2011, 2010 and 2009, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $38.2 million, $35.2 million and $28.7 million, respectively. In addition, during 2011, we recorded non-cash increases related to vendor financing arrangements of $101.4 million, which amount excludes related value-added tax of $13.7 million that was also financed by our vendors under these arrangements.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Goodwill

Changes in the carrying amount of our goodwill during 2011 are set forth below:

	January 1, 2011	Acquisitions and related adjustments	Impairment	Reclassification of Austar to discontinued operations	Foreign currency translation adjustments and other	December 31, 2011
	in millions
UPC Broadband Division:
Germany	$1,928.1	$1,840.6	$—	$—	$(65.4)	$3,703.3
The Netherlands	1,218.7	—	—	—	(37.0)	1,181.7
Switzerland	3,042.5	(0.2)	—	—	(15.5)	3,026.8
Other Western Europe	1,044.7	—	—	—	(31.7)	1,013.0
Total Western Europe	7,234.0	1,840.4	—	—	(149.6)	8,924.8
Central and Eastern Europe	1,063.7	479.2	—	—	(138.7)	1,404.2
Total UPC Broadband Division	8,297.7	2,319.6	—	—	(288.3)	10,329.0
Telenet (Belgium)	2,185.9	—	—	—	(66.4)	2,119.5
VTR Group (Chile)	570.9	—	—	—	(56.6)	514.3
Austar (Australia)	332.3	—	—	(332.7)	0.4	—
Corporate and other	347.9	1.3	(15.9)	—	(6.8)	326.5
Total	$11,734.7	$2,320.9	$(15.9)	$(332.7)	$(417.7)	$13,289.3

During 2011, we recorded a goodwill impairment charge of $15.9 million related to Chellomedia's programming operations in central and eastern Europe. In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical 20% to 30% decline in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At December 31, 2011, the goodwill associated with these reporting units aggregated $892.7 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At December 31, 2011 and 2010 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $276.2 million and $271.2 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division's Central and Eastern Europe segment, and Chellomedia's programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Changes in the carrying amount of our goodwill during 2010 are set forth below:

	January 1, 2010	Acquisitions and related adjustments	Impairment	Sale of J:COM Disposal Group	Foreign currency translation adjustments and other	December 31, 2010
		in millions
UPC Broadband Division:
Germany	$—	$2,015.7	$—	$—	$(87.6)	$1,928.1
The Netherlands	1,306.8	—	—	—	(88.1)	1,218.7
Switzerland	2,745.9	—	—	—	296.6	3,042.5
Other Western Europe	1,120.1	—	—	—	(75.4)	1,044.7
Total Western Europe	5,172.8	2,015.7	—	—	45.5	7,234.0
Central and Eastern Europe	1,123.8	—	—	—	(60.1)	1,063.7
Total UPC Broadband Division	6,296.6	2,015.7	—	—	(14.6)	8,297.7
Telenet (Belgium)	2,341.7	1.6	—	—	(157.4)	2,185.9
J:COM (Japan)	3,487.8	—	—	(3,553.8)	66.0	—
VTR Group (Chile)	526.5	—	—	—	44.4	570.9
Austar (Australia)	314.5	—	—	—	17.8	332.3
Corporate and other	386.7	1.8	(26.3)	—	(14.3)	347.9
Total	$13,353.8	$2,019.1	$(26.3)	$(3,553.8)	$(58.1)	$11,734.7
During 2010, we recorded a goodwill impairment charge of $26.3 million related to Chellomedia's programming operations in central and eastern Europe.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

		December 31,
	Estimated useful life at December 31, 2011	2011			2010
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	4 to 15 years	$4,110.0	$(1,574.0)	$2,536.0	$3,298.1	$(1,388.7)	$1,909.4
Other	2 to 15 years	376.9	(100.4)	276.5	278.7	(92.6)	186.1
		$4,486.9	$(1,674.4)	$2,812.5	$3,576.8	$(1,481.3)	$2,095.5

During the third quarter of 2011, Telenet acquired a spectrum license that expires in March 2021 in exchange for a commitment to make annual payments during the term of the license. In connection with this transaction, Telenet recorded a non-cash increase of $102.0 million to its intangible assets subject to amortization.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Amortization of intangible assets with finite useful lives of our continuing operations was $406.8 million, $405.4 million and $313.4 million during 2011, 2010 and 2009, respectively. Amortization of intangible assets with finite useful lives of our discontinued operations was $0.5 million, $20.4 million and $58.1 million during 2011, 2010 and 2009, respectively. Based on our amortizable intangible asset balances at December 31, 2011, we expect that amortization expense will be as follows for the next five years and thereafter. Amounts presented below represent U.S. dollar equivalents based on December 31, 2011 exchange rates (in millions):

2012	$465.4
2013	436.4
2014	420.4
2015	402.5
2016	348.7
Thereafter	739.1
Total	$2,812.5

Indefinite-lived Intangible Assets

At December 31, 2011 and 2010, franchise rights and other indefinite-lived intangible assets aggregating $194.8 million and $198.9 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2011				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	December 31,		December 31,
					2011	2010	2011	2010
		in millions
Debt:
Parent:
LGI Convertible Notes (e)	—		$—	$—	$—	$1,393.6	$—	$660.5
Subsidiaries:
UPC Broadband Holding Bank Facility	4.48%		€1,078.1	1,397.2	5,870.7	7,579.4	6,139.4	7,862.2
UPC Holding Senior Notes	8.92%		—	—	2,137.0	2,322.8	2,083.9	2,132.0
UPCB SPE Notes	6.88%		—	—	3,292.9	707.1	3,365.2	662.9
Unitymedia Senior Notes	8.49%		—	—	3,704.0	3,898.2	3,496.9	3,572.6
Unitymedia Revolving Credit Facility	4.93%		€—	—	100.1	101.6	103.7	106.9
KBW Notes	7.76%		—	—	3,010.6	—	2,973.5	—
KBW Revolving Credit Facility	4.83%		€100.0	129.6	—	—	—	—
Telenet Credit Facility	4.58%		€158.0	204.8	1,569.0	2,562.2	1,593.7	2,561.3
Telenet SPE Notes	6.02%		—	—	1,627.7	812.7	1,686.7	804.3
Sumitomo Collar Loan (f)	1.88%		—	—	1,305.6	1,153.6	1,216.6	1,153.6
Austar Bank Facility (g)	—		—	—	—	758.9	—	791.6
UGC Convertible Notes (h)	—		—	—	—	514.6	—	514.6
Chellomedia Bank Facility	4.30%		€25.0	32.4	239.8	245.5	245.9	253.5
Liberty Puerto Rico Bank Facility	2.55%		$10.0	10.0	156.4	154.3	162.5	164.2
Other (i)	7.06%	CLP	43,500.0	83.7	324.3	114.1	324.3	114.1
Total debt	6.25%			$1,857.7	$23,338.1	$22,318.6	23,392.3	21,354.3

Capital lease obligations:
Germany (j)							944.1	668.0
Telenet (k)							387.4	407.3
Other subsidiaries							34.1	33.0
Total capital lease obligations							1,365.6	1,108.3
Total debt and capital lease obligations							24,757.9	22,462.6
Current maturities							(184.1)	(631.7)
Long-term debt and capital lease obligations							$24,573.8	$21,830.9

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2011 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitments fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 8.0% at December 31, 2011.  For information concerning our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2011 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2011, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At December 31, 2011, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €245.8 million ($318.6 million). When the December 31, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €338.7 million ($439.0 million). The amount included in other debt represents the unused borrowing capacity of the VTR Wireless Bank Facility, as defined and described below. Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through December 31, 2011, we would have been able to draw down CLP 9.0 billion ($17.3 million) in addition to the amount already borrowed under the VTR Wireless Bank Facility at December 31, 2011.

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

(e)
During the second and third quarters of 2011, we completed the exchange of 99.8% and 0.2%, respectively, of the $935.0 million principal amount of our 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes) for aggregate consideration of 26,423,266 shares of our LGI Series A common stock, 8,807,772 shares of our LGI Series C common stock and $186.7 million of cash (excluding cash paid for accrued but unpaid interest). Prior to these exchange transactions (the LGI Notes Exchange), the principal amount of the LGI Convertible Notes was allocated to debt and equity components. In connection with these transactions, we (i) reclassified (a) the carrying amount of the $676.2 million debt component of the exchanged LGI Convertible Notes, (b) the related deferred financing costs of $13.6 million and (c) the $96.7 million net deferred tax liability associated with the exchanged LGI Convertible Notes to additional paid-in capital and common stock in our consolidated balance sheet and (ii) recognized aggregate debt conversion losses of $187.2 million. The amount reported in the December 31, 2010 carrying value column represents the debt component and the amount reported in the December 31, 2010 estimated fair value column represents the then estimated fair value of the entire instrument, including both the debt and equity components. For additional information regarding the LGI Convertible Notes, see below.

(f)	For information regarding the Sumitomo Collar Loan, see note 6.

(g)
The December 31, 2011 amounts related to the Austar Bank Facility (as defined and discussed below) are not included in this table due to the fact that we have presented Austar as a discontinued operation. For information concerning Austar's financial position at December 31, 2011 and the pending Austar Transaction, see note 4.

(h)
On March 15, 2011, we called for redemption the remaining €328.2 million ($425.3 million) principal amount outstanding of the UGC Convertible Notes.  As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding principal amount of the UGC Convertible Notes was converted into an aggregate of 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock. In

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

connection with the conversion of the UGC Convertible Notes into LGI common stock, we reclassified (i) the $619.7 million carrying value of the UGC Convertible Notes and (ii) the $53.9 million net deferred tax asset associated with the exchanged UGC Convertible Notes to additional paid-in capital and common stock in our consolidated balance sheet. Prior to conversion, the UGC Convertible Notes were measured at fair value. For additional information regarding the UGC Convertible Notes, see below.

(i)
The December 31, 2011 carrying amount includes $99.9 million owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year of the borrowing date. At December 31, 2011, the amounts owed pursuant to these arrangements included $12.3 million of value-added tax that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our consolidated cash flow statements.

(j)
Primarily represents Unitymedia's and KBW's obligations under duct network lease agreements with Deutsche Telekom AG as the lessor. The original contracts were concluded in 2000 and 2001, respectively, and have indefinite terms, subject to certain mandatory statutory termination rights for either party after a term of 30 years.  With certain limited exceptions, the lessor generally is not entitled to terminate these leases.

(k)
At December 31, 2011 and 2010, Telenet’s capital lease obligations included €270.5 million ($350.6 million) and €272.0 million ($352.5 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs."

LGI Convertible Notes

In November 2009, LGI completed the offering and sale of the 4.50% LGI Convertible Notes. The net proceeds of $910.8 million, after deducting the initial purchaser’s discount and related transaction costs aggregating $24.2 million, were subsequently used on January 28, 2010 to fund a portion of the Unitymedia Purchase Price (see note 3). Interest was payable semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2010. The LGI Convertible Notes were senior unsecured obligations of LGI that were convertible into LGI common stock. As discussed above, we completed the LGI Notes Exchange in 2011.

The $935.0 million principal amount of the LGI Convertible Notes was allocated between debt and equity components. The portion of the principal amount allocated to the debt component of $626.2 million was measured based on the estimated fair value of a debt instrument that had the same terms as the LGI Convertible Notes without the conversion feature. This debt component was accreted to the principal amount through the completion of the LGI Notes Exchange using the effective interest method. The stated interest rate of the LGI Convertible Notes, together with the annual accretion of the debt component to the principal amount due at maturity, resulted in an effective interest rate of 11.5%. The $308.8 million difference between the outstanding principal amount and the amount originally allocated to the debt component was recorded, net of deferred income taxes and a pro rata portion of the initial purchaser’s discount and related transaction costs, as an increase to additional paid-in capital in our consolidated statement of equity.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($64.8 million) or more in the aggregate of (i) Liberty Global Europe, Inc. (a subsidiary of UGC and the indirect parent of Liberty Global Europe), (ii) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe, Inc. and (iii) UPC Holding II BV (a subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

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

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100 million ($130 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		December 31, 2011
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

M	December 31, 2014	EURIBOR + 2.00%	€279.8	$—	$362.6
N	December 31, 2014	LIBOR + 1.75%	$327.2	—	327.2
O	July 31, 2013	(d)	(d)	—	58.0
Q	July 31, 2014	EURIBOR + 2.75%	€30.0	38.9	—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	376.8
S	December 31, 2016	EURIBOR + 3.75%	€1,740.0	—	2,255.1
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.5
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	973.0
V (e)	January 15, 2020	7.625%	€500.0	—	648.0
W	March 31, 2015	EURIBOR + 3.00%	€144.1	186.8	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (e)	July 1, 2020	6.375%	€750.0	—	972.0
Z (e)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,171.5	—
AB	December 31, 2017	(f)	$500.0	—	485.4
AC (e)	November 15, 2021	7.250%	$750.0	—	750.0
Elimination of Facilities V, Y, Z and AC in consolidation (e)				—	(3,370.0)
Total				$1,397.2	$6,139.4
 _______________

(a)
Represents total third-party facility amounts at December 31, 2011 without giving effect to the impact of discounts. Certain of the originally committed amounts under Facilities M, N, Q and W have been novated to a subsidiary of UPC Broadband Holding and accordingly, such amounts are not included in the table above.

(b)
At December 31, 2011, our availability under the UPC Broadband Holding Bank Facility was limited to €245.8 million ($318.6 million). When the December 31, 2011 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €338.7 million ($439.0 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncancelled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AB include the impact of discounts.

(d)
The applicable interest payable under Facility O is 2.75% per annum plus the specified percentage rate per annum determined by the Polish Association of Banking Dealers - Forex Poland or the National Bank of Hungary, as appropriate for the relevant period. The principal amount of Facility O is comprised of (i) a HUF 5,962.5 million ($24.6 million) sub-tranche and (ii) a PLN 115.1 million ($33.4 million) sub-tranche.

(e)	As further discussed in the below description of the UPCB SPE Notes, the amounts outstanding under Facilities V, Y, Z and AC are eliminated in LGI's consolidated financial statements.

(f)	Facility AB bears interest at a rate of LIBOR plus 3.50% with a LIBOR floor of 1.25%.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Refinancing Transactions. During 2011, 2010 and 2009, we completed a number of refinancing transactions. These refinancing transactions, which generally were undertaken to extend the maturities of our borrowings under the UPC Broadband Holding Bank Facility, are set forth below.

2011 Transactions. In July and August 2011, UPC Broadband Holding entered into various additional facility accession agreements resulting in a new redrawable term loan facility (Facility AA) with an aggregate principal amount of €904.0 million ($1,171.5 million). In connection with these transactions, certain lenders under existing Facilities L, M, N, Q and W novated their drawn and undrawn commitments to UPC Broadband Operations BV (UPC Broadband Operations), a direct subsidiary of UPC Broadband Holding, and entered into the new Facility AA. As a result of these transactions, total commitments of (i) €129.7 million ($168.1 million) under Facility L, (ii) €36.8 million ($47.7 million) under Facility M, (iii) $30.0 million under Facility N, (iv) €392.0 million ($508.0 million) under Facility Q and (v) €125.0 million ($162.0 million) under Facility W were effectively rolled into Facility AA. Facility AA may be increased in the future by entering into one or more additional facility accession agreements.

On October 25, 2011, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AB Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AB Accession Agreement, certain lenders agreed to make available a term loan facility in an aggregate principal amount of $500.0 million (Facility AB).  On October 28, 2011, we borrowed the total amount of Facility AB, receiving proceeds of $485.0 million on a net basis after payment of original issue discount of 3.0%. UPC Broadband Holding used a portion of the net proceeds to repay €285.0 million ($403.6 million at the transaction date) of outstanding redrawable term loans under Facility AA.

In addition, during the first and fourth quarters of 2011, we refinanced amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds received from the issuance of certain of the UPCB SPE Notes, as defined and described below. In connection with the refinancing transactions completed during the first quarter of 2011, we recognized losses on debt extinguishments aggregating $15.7 million, representing the write-off of deferred financing costs and an unamortized discount.

2010 Transactions. During 2010, pursuant to various additional facility accession agreements, (i) new Facilities W and X were executed and (ii) commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility. In connection with these transactions, certain lenders under existing Facilities M, N and P novated their commitments to UPC Broadband Operations and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (i) €218.1 million ($282.7 million) under Facility M were rolled into Facility W, (ii) $1,042.8 million under Facility N were rolled into Facility X and (iii) $322.9 million under Facility P were rolled into Facilities R, S, T and W. In addition, in July 2010, Facility W was increased by an aggregate principal amount of €25.0 million ($32.4 million).

Prior to the redemption of UPC Holding’s 2014 Senior Notes (as defined below) in August 2010, Facilities M, N, Q, R, S, T, U, W and X of the UPC Broadband Holding Bank Facility would have matured on or before October 17, 2013 if in respect of Facilities S, T, U, W and X, the 2014 Senior Notes had an outstanding balance of €250.0 million ($324.0 million) or more on such maturity date or in respect of Facilities M, N, Q and R, the 2014 Senior Notes had not been repaid, refinanced or redeemed prior to such maturity date. With the refinancing or redemption of the 2014 Senior Notes (as described below), such earlier maturity dates no longer apply.

In addition, during the first quarter of 2010, we refinanced amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds received from the issuance of certain of the UPCB SPE Notes, as defined and described below.

2009 Transactions. During 2009, pursuant to various additional facility accession agreements, new Facilities Q, R, S, T and U (collectively, the 2009 Facilities) were executed. Facility Q is a redrawable term loan facility. Facilities R, S, T and U are non-redrawable term loan facilities.

In connection with the execution of the 2009 Facilities, certain of the lenders under existing Facilities L, M and N novated their commitments to Liberty Global Europe BV (LG Europe) (which commitments were subsequently novated by LG Europe to UPC Broadband Operations in December 2009) and entered into the 2009 Facilities. As a result, total commitments of €700.3 million ($907.6 million), €2,935.8 million ($3,804.8 million) and $500.0 million under Facilities L, M and N, respectively, were rolled into the 2009 Facilities during 2009.

During September and October 2009, Facility T was increased by $325.0 million through the addition of (i) a $25.0 million tranche issued at par and (ii) a $300.0 million tranche issued at a discount of 4%, resulting in net proceeds of $313.0 million.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

In November 2009, Facility Q was increased by a €35.0 million ($45.4 million) redrawable term loan facility (Facility Q5).

Fees and third-party costs incurred during 2009 in connection with the 2009 Facilities included $33.2 million related to Facilities Q and R and $22.0 million related to Facilities S, T and U. Of these fees and third-party costs, (i) $35.6 million, representing the fees and third-party costs related to Facilities Q and R, and a portion of the fees and third-party costs related to Facility T, were capitalized as deferred financing costs and (ii) $19.6 million, representing the fees and third-party costs related to Facilities S and U, and a portion of the fees and third-party costs related to Facility T, were charged to expense and included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

UPC Holding Senior Notes

2010 Transactions. On August 13, 2010, UPC Holding issued €640.0 million ($829.4 million) principal amount of 8.375% senior notes (the 8.375% Senior Notes), resulting in net cash proceeds after fees of €627.2 million ($802.3 million at the transaction date). The 8.375% Senior Notes mature on August 15, 2020.

Concurrently with the offering of the 8.375% Senior Notes, holders of UPC Holding’s (i) €384.6 million ($498.4 million) aggregate principal amount of 7.75% Senior Notes due 2014 (the 7.75% Senior Notes) and (ii) €230.9 million ($299.2 million) aggregate principal amount of 8.625% Senior Notes due 2014 (the 8.625% Senior Notes and together with the 7.75% Senior Notes, the 2014 Senior Notes) were invited, subject to certain offering restrictions, to tender their 7.75% Senior Notes and 8.625% Senior Notes to UPC Holding (the Tender Offers). A total of €205.5 million ($266.3 million) aggregate principal amount of the 7.75% Senior Notes and €101.3 million ($131.3 million) aggregate principal amount of the 8.625% Senior Notes were tendered. The proceeds of the issuance of the 8.375% Senior Notes were used to (i) purchase the 2014 Senior Notes tendered pursuant to the Tender Offers, (ii) redeem and discharge the 2014 Senior Notes not tendered in the Tender Offers (the Post Closing Redemption) and (iii) pay fees and expenses incurred in connection with the offering of the 8.375% Senior Notes and the Tender Offers. To effect the Post-Closing Redemption, UPC Holding deposited funds sufficient to redeem and discharge such notes and such redemption was completed on (i) August 20, 2010 for the 7.75% Senior Notes and (ii) September 13, 2010 for the 8.625% Senior Notes. In connection with the repurchase and redemption of the 2014 Senior Notes, we paid debt redemption premiums of $16.1 million and wrote-off deferred financing costs of $8.8 million. These amounts are included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

2009 Transactions. On April 30, 2009, UPC Holding issued €184.4 million ($239.0 million) aggregate principal amount of new 9.75% senior notes due April 2018 (the 9.75% Senior Notes), together with cash payments of €4.6 million ($6.3 million at the average rate for the period) and €4.1 million ($5.6 million at the average rate for the period), respectively, in exchange for (i) €115.3 million ($152.3 million at the transaction date) aggregate principal amount of its existing 7.75% Senior Notes and (ii) €69.1 million ($91.3 million at the transaction date) aggregate principal amount of its existing 8.625% Senior Notes. In connection with this exchange transaction, UPC Holding paid the accrued interest on the exchanged senior notes and incurred applicable commissions and fees, including fees paid to third parties of $5.2 million that are included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

On April 30, 2009, UPC Holding also issued €65.6 million ($85.0 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 16.5%, resulting in cash proceeds before commissions and fees of €54.8 million ($72.4 million at the transaction date).

On May 29, 2009, UPC Holding issued €150.0 million ($194.4 million) principal amount of additional 9.75% Senior Notes at an original issue discount of 10.853% and $400.0 million principal amount of new 9.875% Senior Notes due April 2018 (the 9.875% Senior Notes) at an original issue discount of 7.573%, resulting in cash proceeds before commissions and fees of €133.7 million ($188.8 million at the transaction date) and $369.7 million, respectively. We collectively refer to the 9.875% Senior Notes, the 8.375% Senior Notes, the 9.75% Senior Notes and UPC Holding's €300.0 million principal amount of 8.0% senior notes due 2016 (the 8.0% Senior Notes) as the "UPC Holding Senior Notes."

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

($64.8 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the applicable indenture), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

The details of the UPC Holding Senior Notes are summarized in the following table:

		December 31, 2011
		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions

8.0% Senior Notes	November 1, 2016	€300.0	$388.8	$392.0	$388.8
9.75% Senior Notes	April 15, 2018	€400.0	518.4	530.5	490.0
9.875% Senior Notes	April 15, 2018	$400.0	400.0	424.5	375.7
8.375% Senior Notes	August 15, 2020	€640.0	829.4	790.0	829.4
			$2,136.6	$2,137.0	$2,083.9
  _______________

(a)Amounts include the impact of discounts, where applicable.

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

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on November 1 in the case of the 8.0% Senior Notes, April 15 in the case of the 9.75% and 9.875% Senior Notes and August 15 in the case of the 8.375% Senior Notes, of the years set out below:

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UPCB SPE Notes

UPCB Finance Limited (UPCB Finance I), UPCB Finance II Limited (UPCB Finance II), UPCB Finance III Limited (UPCB Finance III) and UPCB Finance V Limited (UPCB Finance V and, together with UPCB Finance I, UPCB Finance II and UPCB Finance III, the UPCB SPEs) are each special purpose financing entities that are owned 100% by a charitable trust. The UPCB SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($648.0 million) principal amount of 7.625% senior secured notes (the UPCB Finance I Senior Secured Notes), €750.0 million ($972.0 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Senior Secured Notes), $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Finance III Senior Secured Notes) and $750.0 million principal amount of 7.25% senior secured notes (the UPCB Finance V Senior Secured Notes and, together with the UPCB Finance I Senior Secured Notes, the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes, the UPCB SPE Notes), respectively. The UPCB Finance I Senior Secured Notes, the UPCB Finance II Senior Secured Notes, the UPCB Finance III Senior Secured Notes and the UPCB Finance V Senior Secured Notes were issued on January 20, 2010, January 31, 2011, February 16, 2011 and November 16, 2011, respectively.

The UPCB Finance I Senior Secured Notes were issued at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). The UPCB Finance II Senior Secured Notes, UPCB Finance III Senior Secured Notes and UPCB Finance V Senior Secured Notes were each issued at par. UPCB Finance I, UPCB Finance II, UPCB Finance III and UPCB Finance V used the proceeds from the (i) UPCB Finance I Senior Secured Notes and available cash, (ii) UPCB Finance II Senior Secured Notes, (iii) UPCB Finance III Senior Secured Notes and (iv) UPCB Finance V Senior Secured Notes to fund new additional Facilities V, Y, Z and AC, respectively (each, a Funded Facility) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, as the borrower. The proceeds from Facility V were used to reduce outstanding amounts under Facilities M and Q of the UPC Broadband Holding Bank Facility through (i) the purchase of €152.7 million ($215.6 million at the transaction date) of loans under Facility M by UPC Broadband Operations and (ii) the repayment of €347.3 million ($490.2 million at the transaction date) of borrowings under Facility Q. The proceeds from Facility Y were used to repay outstanding amounts under Facilities M and U of the UPC Broadband Holding Bank Facility. The proceeds from Facility Z were used to repay in full Facility P of the UPC Broadband Holding Bank Facility and to repay $811.4 million under Facility T of the UPC Broadband Holding Bank Facility. Of the proceeds from Facility AC, €507.1 million ($685.7 million at the transaction date) was used to reduce the amounts outstanding under Facilities AA and W of the UPC Broadband Holding Bank Facility.

Each UPCB SPE is dependent on payments from UPC Financing under the applicable Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z and AC are eliminated in LGI's consolidated financial statements.

Pursuant to the respective indentures for the UPCB SPE Notes (the UPCB SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity and applicable interest rate for each Funded Facility are the same as those of the related UPCB SPE Notes. The UPCB SPEs, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable UPCB SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant UPCB SPE and (ii) the relevant UPCB SPE's rights under the applicable Funded Facility granted to secure the relevant UPCB SPE's obligations under the relevant UPCB SPE Notes, the holders of the UPCB SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the UPCB SPEs as lenders under the UPC Broadband Holding Bank Facility.

The UPCB SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the UPCB SPE Indentures.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The details of the UPCB SPE Notes are summarized in the following table:

		December 31, 2011
		Outstanding principal amount
UPCB SPEs	Maturity	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions

UPCB Finance I Senior Secured Notes	January 15, 2020	€500.0	$648.0	$644.8	$643.2
UPCB Finance II Senior Secured Notes	July 1, 2020	€750.0	972.0	901.5	972.0
UPCB Finance III Senior Secured Notes	July 1, 2020	$1,000.0	1,000.0	986.3	1,000.0
UPCB Finance V Senior Secured Notes	November 15, 2021	$750.0	750.0	760.3	750.0
			$3,370.0	$3,292.9	$3,365.2
 _______________

(a)Amounts include the impact of discounts, where applicable.

The UPCB Finance I Senior Secured Notes are non-callable until January 15, 2015, the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes are non-callable until July 1, 2015 and the UPCB Finance V Senior Secured Notes are non-callable until November 15, 2016 (each a UPCB SPE Notes Call Date). If, however, at any time prior to the applicable UPCB SPE Notes Call Date, all or a portion of the loans under the related Funded Facility are voluntarily prepaid (an Early Redemption Event), then the applicable UPCB SPE will be required to redeem an aggregate principal amount of its UPCB SPE Notes equal to the aggregate principal amount of loans so prepaid under the related Funded Facility. In general, the redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable UPCB SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price thereof on such UPCB SPE Notes the applicable UPCB SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable UPCB SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable UPCB SPE Indenture, over (b) the principal amount of such UPCB SPE Notes to be redeemed and (iii) accrued but unpaid interest thereon and Additional Amounts (as defined in the UPCB SPE Indentures), if any, to the applicable redemption date (the Make-Whole Redemption Price). However, in the case of an Early Redemption Event with respect to Facility Z or AC occurring prior to the applicable UPCB SPE Notes Call Date, the redemption price payable upon redemption of an aggregate principal amount of the relevant UPCB SPE Notes not exceeding 10% of the original aggregate principal amount of such UPCB SPE Notes during each twelve-month period commencing on February 16, 2011, in the case of Facility Z, or November 16, 2011, in the case of Facility AC, will equal 103% of the principal amount of the relevant UPCB SPE Notes redeemed plus accrued and unpaid interest thereon and Additional Amounts, if any, to the applicable redemption date. The redemption price payable for any principal amount of such UPCB SPE Notes redeemed in excess of the 10% limitation will be the Make-Whole Redemption Price.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Upon the occurrence of an Early Redemption Event on or after the applicable UPCB SPE Notes Call Date, the applicable UPCB SPE will redeem an aggregate principal amount of its UPCB SPE Notes equal to the principal amount of the related Funded Facility prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on January 15 in the case of the UPCB Finance I Senior Secured Notes, July 1 in the case of the UPCB Finance II Senior Secured Notes and the UPCB Finance III Senior Secured Notes and November 15 in the case of the UPCB Finance V Senior Secured Notes, of the years set forth below:

	Redemption Price
Year	UPCB Finance I Senior Secured Notes	UPCB Finance II Senior Secured Notes	UPCB Finance III Senior Secured Notes	UPCB Finance V Senior Secured Notes

2015	103.813%	103.188%	103.313%	N.A.
2016	102.542%	102.125%	102.208%	103.625%
2017	101.271%	101.063%	101.104%	102.417%
2018	100.000%	100.000%	100.000%	101.208%
2019 and thereafter	100.000%	100.000%	100.000%	100.000%

Unitymedia Senior Notes

On November 20, 2009, Unitymedia issued (i) €1,430.0 million ($1,853.3 million) principal amount of 8.125% senior secured notes (the UM Euro Senior Secured Notes) at an issue price of 97.844%, resulting in cash proceeds of €1,399.2 million ($2,077.8 million at the transaction date) before transaction costs, (ii) $845.0 million principal amount of 8.125% senior secured notes (the UM Dollar Senior Secured Notes and, together with the UM Euro Senior Secured Notes, the UM Senior Secured Notes) at an issue price of 97.844%, resulting in cash proceeds of $826.8 million before transaction costs and (iii) €665.0 million ($861.8 million) principal amount of 9.625% senior notes (the UM Senior Notes and together with the UM Senior Secured Notes, the Unitymedia Senior Notes) at an issue price of 97.652%, resulting in cash proceeds of €649.4 million ($964.3 million at the transaction date) before transaction costs. The net proceeds from the sale of the Unitymedia Senior Notes ($3,773.5 million at the transaction date) were placed into two escrow accounts. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price (see note 3). On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with the repayment of Old Unitymedia’s then-existing indebtedness, (ii) the obligations under the UM Senior Secured Notes were assumed by Unitymedia Hessen and Unitymedia NRW GmbH (Unitymedia NRW) and (iii) the obligations under the UM Senior Notes were assumed by Old Unitymedia (collectively, the Unitymedia Debt Pushdown). Old Unitymedia was merged into Unitymedia in September 2010. Unitymedia Hessen and Unitymedia NRW (the Senior Secured Notes Co-Issuers) are subsidiaries of Unitymedia. In connection with the issuance of the Unitymedia Senior Notes, we incurred commissions and expenses, including legal, accounting and other professional fees of $104.0 million.

The UM Senior Secured Notes and the UM Senior Notes are senior obligations of the UM Senior Secured Notes Co-Issuers and Unitymedia (each a Unitymedia Issuer), respectively, that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of the UM Senior Secured Notes Co-Issuers. The UM Senior Secured Notes are secured by a first-ranking pledge over the shares of the UM Senior Secured Notes Co-Issuers and certain other asset security of certain subsidiaries of Unitymedia. The UM Senior Notes are secured by a first-ranking pledge over the shares of Unitymedia and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia.

The Unitymedia Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($32.4 million) or more in the aggregate of a Unitymedia Issuer or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the Unitymedia Senior Notes.

The Unitymedia Senior Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the applicable indenture.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The details of the Unitymedia Senior Notes are summarized in the following table:

			December 31, 2011
			Outstanding principal amount
Unitymedia Senior Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UM Euro Senior Secured Notes	December 1, 2017	8.125%	€1,430.0	$1,853.3	$1,924.8	$1,821.4
UM Dollar Senior Secured Notes	December 1, 2017	8.125%	$845.0	845.0	889.4	831.1
UM Senior Notes	December 1, 2019	9.625%	€665.0	861.8	889.8	844.4
				$3,560.1	$3,704.0	$3,496.9
_______________

(a)	Amounts include the impact of discounts.

At any time prior to December 1, 2012 in the case of the UM Senior Secured Notes and December 1, 2014 in the case of the UM Senior Notes, the applicable Unitymedia Issuer may redeem some or all of the Unitymedia Senior Notes at a redemption price equal to the sum of (i) 100% of the principal amount thereof, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price on December 1, 2012 and December 1, 2014, respectively, as set forth in the table below, plus (2) all required remaining scheduled interest payments due through December 1, 2012 and December 1, 2014, respectively, computed using the discount rate specified in the applicable indenture, over (b) the principal amount of the applicable Unitymedia Senior Notes on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date.

The applicable Unitymedia Issuer may redeem some or all of the Unitymedia Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on December 1 of the years set out below:

	Redemption Price
Year	UM Senior Secured Notes	UM Senior Notes

2012	108.125%	N.A.
2013	104.063%	N.A.
2014	102.031%	104.813%
2015	100.000%	103.208%
2016	100.000%	101.604%
2017 and thereafter	100.000%	100.000%

In addition, at any time prior to December 1, 2012, the applicable Unitymedia Issuer may redeem up to 35% of the Unitymedia Senior Notes (at a redemption price of 108.125% of the principal amount in the case of the UM Senior Secured Notes and 109.625% of the principal amount in the case of the UM Senior Notes) with the net proceeds from one or more specified equity offerings.

At any time prior to November 20, 2012, the applicable Unitymedia Issuer has the option, following completion of a UPC/Unitymedia Exchange Transaction (as defined below), to redeem all, but not less than all, of the Unitymedia Senior Notes. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be 102%. A UPC/Unitymedia Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior notes issued by UPC Broadband Holding or UPC Holding, as applicable, are, subject to certain terms and

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

conditions (including consent by holders of a majority in aggregate principal amount of Unitymedia Senior Notes to participate in the exchange offer), offered in exchange for Unitymedia Senior Notes.

The applicable Unitymedia Issuer may redeem all of the Unitymedia Senior Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If the applicable Unitymedia Issuer or certain of its subsidiaries sell certain assets or experience specific changes in control, the applicable Unitymedia Issuer must offer to repurchase the Unitymedia Senior Notes at a redemption price of 101%.

Unitymedia Revolving Credit Facility

On December 21, 2009, Unitymedia entered into an €80.0 million ($103.7 million) secured revolving credit facility agreement with certain lenders (the Unitymedia Revolving Credit Facility). The interest rate for the Unitymedia Revolving Credit Facility is EURIBOR plus a margin of 3.75%. Borrowings under the Unitymedia Revolving Credit Facility, which mature on December 31, 2014, may be used for general corporate and working capital purposes. Upon completion of the Unitymedia Debt Pushdown, the obligations of Unitymedia under the Unitymedia Revolving Credit Facility were assumed by Unitymedia Hessen and Unitymedia NRW. In addition to customary restrictive covenants and events of default, the Unitymedia Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the Unitymedia Revolving Credit Facility. The Unitymedia Revolving Credit Facility is secured by a pledge over the shares of the borrower and certain other asset security of certain subsidiaries of Unitymedia. The Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion.

KBW Notes

At December 31, 2011, the KBW Notes are comprised of (i) €680.0 million ($881.3 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes), (ii) €800.0 million ($1,036.8 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (iii) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (iv) €420.0 million ($544.3 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes). The KBW Senior Notes mature on March 15, 2021, the KBW Senior Secured Fixed Rate Notes mature on March 15, 2019 and the KBW Senior Secured Floating Rate Notes mature on March 15, 2018.

The KBW Senior Notes are senior obligations of KBW Musketeer that rank equally with all of the existing and future senior debt of KBW Musketeer and are senior to all existing and future subordinated debt of KBW Musketeer. The KBW Senior Secured Notes are senior obligations of KBW that rank equally with all of the existing and future senior debt of KBW and are senior to all existing and future subordinated debt of KBW.

The KBW Senior Notes are secured by a first ranking security interest in the shares of KBW Musketeer and a second priority security interest in the shares of KBW and certain other asset security of KBW Musketeer. The KBW Senior Secured Notes are secured  by a first ranking pledge over the shares of KBW and certain other asset security of KBW and the guarantors of the KBW Senior Secured Notes.

The KBW Senior Notes are guaranteed on a senior subordinated basis by certain of KBW Musketeer's subsidiaries and the KBW Senior Secured Notes are guaranteed on a senior basis by KBW Musketeer and certain of its subsidiaries.

The KBW Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($32.4 million) or more in the aggregate of KBW Musketeer or KBW (as applicable) or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the KBW Notes.

The KBW Notes contain an incurrence-based Consolidated Leverage Ratio test, as defined in the applicable indenture.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The KBW Senior Notes and the KBW Senior Secured Notes have been issued pursuant to two indentures (the KBW Senior Indenture and KBW Senior Secured Indenture, respectively), each dated March 31, 2011. The details of the KBW Notes are summarized in the following table:

			December 31, 2011
			Outstanding principal amount
KBW Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

KBW Senior Notes	March 15, 2021	9.5%	€680.0	$881.3	$884.5	$879.0
KBW Euro Senior Secured Notes	March 15, 2019	7.5%	€800.0	1,036.8	1,064.5	1,046.7
KBW Dollar Senior Secured Notes	March 15, 2019	7.5%	$500.0	500.0	515.9	509.6
KBW Senior Secured Floating Rate Notes	March 15, 2018	EURIBOR + 4.25%	€420.0	544.3	545.7	538.2
				$2,962.4	$3,010.6	$2,973.5
_______________

(a)	Amounts include the impact of premiums and discounts recorded in connection with the KBW acquisition accounting. For additional information, see note 3.

The KBW Senior Notes are non-callable until March 15, 2016. The KBW Senior Secured Fixed Rate Notes are non-callable until March 15, 2015 and the KBW Senior Secured Floating Rate Notes are non-callable until March 15, 2012. At any time prior to March 15, 2016, in the case of the KBW Senior Notes or March 15, 2015, in the case of the KBW Senior Secured Fixed Rate Notes, KBW Musketeer and KBW(as applicable), may redeem some or all of the KBW Senior Notes or the KBW Senior Secured Fixed Rate Notes (as applicable), by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments using the discount rate (as specified in the KBW Senior Indenture and KBW Senior Secured Indenture, as applicable) as of the redemption date plus 50 basis points.

During the period from March 31, 2012 through March 31, 2014, we have the option, following completion of a UPC/KBW Exchange Transaction or a Unitymedia/KBW Exchange Transaction (each as defined below), as the case may be, to redeem all but not less than all, of the KBW Notes. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be 101% (if such redemption is on or before March 31, 2013) or 102% (if such redemption is after March 31, 2013). A UPC/KBW Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior notes issued by UPC Broadband Holding or UPC Holding, as applicable, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of each of the KBW Senior Notes and KBW Senior Secured Notes to participate in the exchange offer), offered in exchange for KBW Notes. A Unitymedia/KBW Exchange Transaction means an exchange offer by the applicable Unitymedia Issuer, pursuant to which one or more series of senior notes issued by the applicable Unitymedia Issuer, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of each of the KBW Senior Notes and KBW Senior Secured Notes to participate in the exchange offer), offered in exchange for KBW Notes.

KBW Musketeer and KBW (as applicable), may redeem all of the KBW Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If KBW Musketeer and KBW (as applicable) or certain of their subsidiaries sell certain assets or experience specific changes in control, KBW Musketeer and KBW (as applicable) must offer to repurchase the KBW Notes at a redemption price of 101%.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

KBW Musketeer and KBW (as applicable), may redeem some or all of the KBW Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on March 15 of the years set out below:

	Redemption price
Year	Senior Notes	Senior Secured Fixed Rate Notes	Senior Secured Floating Rate Notes

2012	N.A.	N.A.	101.000%
2013	N.A.	N.A.	100.000%
2014	N.A.	N.A.	100.000%
2015	N.A.	103.750%	100.000%
2016	104.750%	101.875%	100.000%
2017	103.167%	100.000%	100.000%
2018	101.583%	100.000%	100.000%
2019 and thereafter	100.000%	100.000%	N.A.

KBW Revolving Credit Facility

A subsidiary of KBW is the borrower under a €100.0 million ($129.6 million) secured revolving credit facility agreement with certain lenders (the KBW Revolving Credit Facility), which was undrawn as of December 31, 2011. The interest rate for the KBW Revolving Credit Facility is EURIBOR plus a margin of 3.75%. Borrowings under the KBW Revolving Credit Facility, which mature on March 31, 2017, may be used for general corporate and working capital purposes. In addition to customary restrictive covenants and events of default, the KBW Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the KBW Revolving Credit Facility. The KBW Revolving Credit Facility is secured by first ranking security interests over the same shares and assets that secure the KBW Senior Secured Notes. The KBW Revolving Credit Facility provides for an annual commitment fee of 1.50% on the unused portion.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet NV and Telenet International. In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the Telenet Credit Facility. Under the Telenet Credit Facility, members of the borrower group are permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet NV and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet NV, Telenet and certain other Telenet subsidiaries. The agreement governing the Telenet Credit Facility contains covenants that limit, among other things, Telenet's ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility provides that any event of default with respect to indebtedness of €50.0 million ($64.8 million) or more in the aggregate of Telenet and certain of its subsidiaries is an event of default under the Telenet Credit Facility.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

		December 31, 2011
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$648.0
N (c)	November 15, 2016	5.300%	€100.0	—	129.6
O (c)	February 15, 2021	6.625%	€300.0	—	388.8
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	518.4
Q	July 31, 2017	EURIBOR + 3.25%	€431.0	—	558.7
R	July 31, 2019	EURIBOR + 3.625%	€798.6	—	1,035.0
S	December 31, 2016	EURIBOR + 2.75%	€158.0	204.8	—
Elimination of Telenet Facilities M, N, O and P in consolidation (c)				—	(1,684.8)
Total				$204.8	$1,593.7
 _______________

(a)	Represents total third-party facility amounts at December 31, 2011 without giving effect to the impact of premiums.

(b)	Telenet Facility S has a commitment fee on unused and uncancelled balances of 1.10% per year.

(c)	As described below, the amounts outstanding under Facilities M, N, O and P are eliminated in LGI's consolidated financial statements.

Refinancing Transactions. During 2011, 2010 and 2009, Telenet completed a number of refinancing transactions. These refinancing transactions, which generally were undertaken to extend the maturities of Telenet's borrowings under the Telenet Bank Facility, are set forth below.

2011 Transactions. During the third quarter of 2011, pursuant to various additional facility accession agreements, Telenet executed (i) two new term loan facilities (Telenet Facilities Q and R) in aggregate principal amounts of €431.0 million ($558.7 million) and €798.6 million ($1,035.0 million), respectively, and (ii) a revolving credit facility (Telenet Facility S) in an aggregate principal amount of €158.0 million ($204.8 million). In connection with these transactions, (i) certain lenders novated their existing Telenet Facility G drawn commitments to Telenet Luxembourg Finance Center S.à.r.l. (Telenet Luxembourg), a subsidiary of Telenet NV, and entered into the new Telenet Facilities Q and R and (ii) Telenet's then-existing undrawn €175.0 million ($251.7 million at the transaction date) revolving credit facility was canceled. As a result of these transactions, €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G drawn commitments were effectively rolled into the new Telenet Facilities Q and R. Telenet Facilities Q, R and S may be increased in the future by entering into one or more additional facility accession agreements.

In addition, during 2011, we refinanced the remaining amounts outstanding under Telenet Facilities K, L1, G and J with proceeds received from the issuance of certain of the Telenet SPE Notes, as defined and described below. In connection with these repayments, Telenet recognized aggregate debt extinguishment losses of $14.8 million, representing the write-off of deferred financing costs of $9.5 million and the incurrence of third-party costs of $5.3 million.

2010 Transactions. On October 4, 2010, Telenet International entered into seven new additional facility accession agreements (the Additional Facility G, H, I, J, K, L1 and L2 Accession Agreements, together the Additional Facility Accession Agreements) under the Telenet Credit Facility. Pursuant to the Additional Facility Accession Agreements, certain existing Telenet Facility A, B1, B2A, B2B, C, D, E1, E2 and F lenders (the Rolling Lenders) rolled substantially all of their existing commitments under the Telenet Credit Facility into new term loan facilities (Telenet Facilities G, H, I, J, K, L1 and L2). The Rolling Lenders novated their existing Telenet Facility A, B1, B2A, B2B, C, D, E1, E2 and F commitments to Telenet Luxembourg, and entered into the new Telenet Facilities G, H, I, J, K, L1 and L2. Telenet Luxembourg, the initial lender under the Additional Facility Accession Agreements, novated its Telenet Facility G, H, I, J, K, L1 and L2 commitments to the Rolling Lenders. The novation process was completed on

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

October 12, 2010. On October 29, 2010, the remainder of Telenet Facilities B and F were redeemed. In connection with the completion of these transactions, third-party costs of $2.4 million were charged to expense during the fourth quarter of 2010 and are included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

In connection with the Additional Facility Accession Agreements, Telenet NV entered into a supplemental agreement, dated October 4, 2010 (the Supplemental Agreement), amending the Telenet Credit Facility. The Supplemental Agreement provides that no new additional facility may be executed under the Telenet Credit Facility unless either (a) the average maturity date of the additional facility (taking into account any scheduled amortization and any voluntary or mandatory cancellation which is anticipated when the additional facility is arranged) is no earlier than July 31, 2017 or (b) after giving effect to the utilization in full of such additional facility the ratio of Net Total Debt to Consolidated Annualized EBITDA (as defined in the Telenet Credit Facility) would not be greater than 4:1.

In addition, during the fourth quarter of 2010, we refinanced the remaining amounts outstanding under Telenet Facilities H, I and L2 with proceeds received from the issuance of certain of the Telenet SPE Notes, as defined and described below.

2009 Transactions. In June 2009, Telenet NV amended the Telenet Credit Facility, whereby the then-existing undrawn Telenet Facility B2, which was then available to be drawn up to June 30, 2009, was split into two separate facilities: (i) a €135.0 million ($175.0 million) term loan facility (Telenet Facility B2A), which was then available to be drawn up to and including June 30, 2010, and (ii) a €90.0 million ($116.6 million) term loan facility (Telenet Facility B2B), which was drawn in full on June 29, 2009.

On August 25, 2009, pursuant to various additional facility accession agreements, new Telenet Facilities D, E1, E2 and F (collectively, the 2009 Telenet Facilities) were executed under the Telenet Credit Facility. All of the 2009 Telenet Facilities were euro-denominated term loan facilities.

In connection with the completion of the 2009 Telenet Facilities, certain of the lenders under the existing Telenet Facilities A, B1, B2A, B2B and C novated their commitments to Telenet Mobile NV, a wholly-owned subsidiary of Telenet, and entered into the 2009 Telenet Facilities. As a result, during the third quarter of 2009, total commitments of €452.8 million ($586.8 million), €238.5 million ($309.1 million), €90.0 million ($116.6 million), €90.0 million and €979.2 million ($1,269.1 million) under Telenet Facilities A, B1, B2A, B2B and C, respectively, were rolled into the 2009 Telenet Facilities.

In connection with the completion of the 2009 Telenet Facilities described above, third-party costs aggregating $8.6 million were charged to expense during 2009 and are included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

Telenet SPE Notes

Telenet Finance Luxembourg S.C.A. (Telenet Finance), Telenet Finance Luxembourg II S.A. (Telenet Finance II), Telenet Finance III Luxembourg S.C.A. (Telenet Finance III) and Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV and together with Telenet Finance, Telenet Finance II and Telenet Finance III, the Telenet SPEs) are each special purpose financing entities created for the primary purposes of facilitating the offerings of €500.0 million ($648.0 million) principal amount of 6.375% senior secured notes (the Telenet Finance Senior Notes), €100.0 million ($129.6 million) principal amount of 5.3% senior secured notes (the Telenet Finance II Senior Notes), €300.0 million ($388.8 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Senior Notes) and €400.0 million ($518.4 million) principal amount of floating rate senior secured notes (the Telenet Finance IV Senior Notes and, together with the Telenet Finance Senior Notes, the Telenet Finance II Senior Notes and the Telenet Finance III Senior Notes, the Telenet SPE Notes), respectively.

Telenet Finance is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On November 3, 2010, Telenet Finance issued the Telenet Finance Senior Notes at par and used the proceeds to fund a new additional facility (Telenet Facility M) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International used €201.7 million ($282.7 million at the transaction date) of the proceeds from Telenet Facility M to repay outstanding amounts under Facilities H, I and L2 of the Telenet Credit Facility, and to service certain payments to Telenet Finance under agreements related to Telenet Facility M and the Telenet Finance Senior Notes. In connection with these repayments, Telenet incurred debt extinguishment losses of $3.1 million, representing the write-off of deferred financing costs.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Telenet Finance II is owned by a foundation established under the laws of the Netherlands. On November 26, 2010, Telenet Finance II issued the Telenet Finance II Senior Notes at an original issue price of 101.75% and used the proceeds to fund an additional facility (Telenet Facility N) under the Telenet Credit Facility, with Telenet International as the borrower.

Telenet Finance III is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On February 15, 2011, Telenet Finance III issued the Telenet Finance III Senior Notes at par and used the proceeds to fund a new additional facility (Telenet Facility O) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International applied €286.5 million ($387.1 million at the transaction date) of the proceeds from Telenet Facility O to redeem a portion of the outstanding borrowings under Telenet Facilities K and L1.  The remaining €80.0 million ($103.7 million) of outstanding borrowings under Telenet Facilities K and L1 were rolled into a new Telenet Facility G2, which had terms similar to the existing Telenet Facility G.

Telenet Finance IV is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On June 15, 2011, Telenet Finance IV issued the Telenet Finance IV Senior Notes at par and used the proceeds to fund a new additional facility (Telenet Facility P) under the Telenet Credit Facility, with Telenet International as the borrower. In July 2011, Telenet International used the proceeds from Telenet Facility P to repay the remaining €400.1 million ($575.4 million at the transaction date) outstanding under Telenet Facilities G and J of the Telenet Credit Facility, after taking into account the €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G commitments that were rolled into new Telenet Facilities Q and R under the Telenet Credit Facility.

Each Telenet SPE is dependent on payments from Telenet International under the applicable of Telenet Facility M, N, O or P (each, a Telenet SPE Funded Facility) of the Telenet Credit Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs.  Accordingly, the amounts outstanding under Telenet Facilities M, N, O and P have been eliminated in LGI's consolidated financial statements.

Pursuant to the respective indentures for the Telenet SPE Notes (the Telenet SPE Indentures) and the respective accession agreements for the Telenet SPE Funded Facilities, the call provisions, maturity and applicable interest rate for each Telenet SPE Funded Facility are the same as those of the related Telenet SPE Notes. The Telenet SPEs, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable Telenet SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant Telenet SPE and (ii) the relevant Telenet SPE's rights under the applicable Telenet SPE Funded Facility granted to secure the obligations of the relevant Telenet SPE under the relevant Telenet SPE Notes, the holders of the Telenet SPE Notes are provided indirectly with the benefits, rights, protections and covenants, granted to the Telenet SPEs as lenders under the Telenet Credit Facility.

The Telenet SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the Telenet SPE Indentures.

The Telenet Finance Senior Notes may not be redeemed prior to November 15, 2015, the Telenet Finance III Senior Notes may not be redeemed prior to February 15, 2016 and the Telenet Finance IV Senior Notes may not be redeemed prior to June 15, 2014 (each a Telenet SPE Notes Call Date). If, however, at any time prior to the applicable Telenet SPE Notes Call Date, a voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility occurs, then the applicable Telenet SPE will be required to redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid under the related Telenet SPE Funded Facility. The redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable Telenet SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such Telenet SPE Notes on the applicable Telenet SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable Telenet SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable Telenet SPE Indenture, over (b) the principal amount of such Telenet SPE Notes to be redeemed and (iii) accrued and unpaid interest thereon and Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the date of redemption.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The Telenet Finance II Senior Notes may not be redeemed prior to November 15, 2013 and no voluntary prepayment of all or any portion of the related Telenet Facility N may occur prior to such date.

On or after (i) the applicable Telenet SPE Notes Call Date, upon the voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility, the applicable Telenet SPE will redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid and (ii) November 15, 2013, upon the voluntary prepayment of Telenet Facility N, which may only be voluntarily prepaid in whole and not in part, Telenet Finance II will redeem all of the Telenet Finance II Senior Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and, in the case of the Telenet SPE Notes, other than the Telenet Finance II Senior Notes, Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on (a) November 15 for the Telenet Finance Senior Notes and the Telenet Finance II Senior Notes, (b) February 15 for the Telenet Finance III Senior Notes and (c) June 15 for the Telenet Finance IV Senior Notes, of the years set forth below:

	Redemption Price
Year	Telenet Finance Senior Notes	Telenet Finance II Senior Notes	Telenet Finance III Senior Notes	Telenet Finance IV Senior Notes

2013	N.A.	102.65%	N.A.	N.A.
2014	N.A.	101.77%	N.A.	102.00%
2015	103.188%	100.88%	N.A.	101.00%
2016	102.125%	100.00%	103.313%	100.00%
2017	101.063%	N.A.	102.209%	100.00%
2018	100.000%	N.A.	101.104%	100.00%
2019 and thereafter	100.000%	N.A.	100.000%	100.00%
The details of the Telenet SPEs Notes are summarized in the following table:

			December 31, 2011
			Outstanding principal amount
Telenet SPEs Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Telenet Finance Senior Notes	November 15, 2020	6.375%	€500.0	$648.0	$627.6	$648.0
Telenet Finance II Senior Notes	November 15, 2016	5.300%	100.0	129.6	124.4	131.5
Telenet Finance III Senior Notes	February 15, 2021	6.625%	300.0	388.8	375.4	388.8
Telenet Finance IV Senior Notes	June 15, 2021	EURIBOR + 3.875%	400.0	518.4	500.3	518.4
			€1,300.0	$1,684.8	$1,627.7	$1,686.7
_______________

(a)	Amounts include the impact of premiums, where applicable.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Austar Bank Facility

The Austar senior facility agreement, as amended, is the senior credit facility of Austar Entertainment (the Austar Bank Facility). As we have presented Austar as a discontinued operation in our December 31, 2011 consolidated balance sheet, our borrowings under the Austar Bank Facility are included in long-term liabilities of discontinued operation in our December 31, 2011 consolidated balance sheet.

At December 31, 2011, the Austar Bank Facility provides for (i) a AUD 500.0 million ($512.8 million) term loan (Austar Tranche B), which bears interest at BBSY plus margins ranging from 1.30% to 2.00% and matures in August 2013,  (ii) a AUD 174.5 million ($179.0 million) term loan (Austar Tranche C1), which bears interest at BBSY plus margins ranging from 2.3% to 3.5% and matures in December 2015 and (iii) a AUD 100.0 million (102.6 million) revolving facility (the Austar Revolving Facility), which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Bank Facility also provides for an agreement with a single bank for a AUD 25.0 million ($25.6 million) working capital facility, which bears interest at BBSY plus margins ranging from 0.90% to 1.70% and matures in August 2012. The Austar Revolving Facility has a commitment fee on undrawn and uncancelled balances of 0.5% per year.

In December 2010, Austar Entertainment amended the Austar Bank Facility to, among other items, extend the maturity dates of Austar Tranche B and the Austar Revolving Facility through a “forward start” structure. Under the terms of the amendment, a new Austar Tranche C2, with a principal amount of AUD 387.9 million ($397.8 million) was created and will be available to be drawn, at Austar Entertainment’s option, upon the final maturity of Austar Tranche B in August 2013. In addition, (i) a new revolving facility (Austar Tranche R), with a principal amount of AUD 77.6 million ($79.6 million) was also created and will be available to be drawn, at Austar Entertainment’s option, upon the final maturity of the Austar Revolving Facility in August 2012 and (ii) the maturity date of the working capital facility was extended from August 2012. Austar Tranche C2, R and the working capital facility each mature on December 20, 2015 and each bear interest at BBSY plus margins ranging from 2.3% to 3.5%. Prior to the respective “forward start” date, (i) the commitment fee on Austar Tranche C2 ranges from 1.0% to 1.8% per year of the outstanding borrowings under Austar Tranche B and (ii) the commitment fee on Austar Tranche R ranges from 1.4% to 2.1% per year of the outstanding borrowings under the Austar Revolving Facility. Once available to be drawn, Austar Tranche R will have a commitment fee on undrawn and uncancelled balances of 0.5%.

As of December 31, 2011, Austar Tranche C1 and Austar Tranche B were drawn in full and and the working capital facility and the Austar Revolving Facility had unused borrowing capacity of AUD 121.8 million ($124.9 million).

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

UGC Convertible Notes

On April 6, 2004, UGC completed the offering and sale of €500.0 million ($648.0 million) principal amount of the 1.75% UGC Convertible Notes. The UGC Convertible Notes were senior unsecured obligations of UGC that under certain circumstances were convertible into LGI common stock. Interest was payable semi-annually on April 15 and October 15 of each year. As discussed above, all of the remaining UGC Convertible Notes were converted into LGI common stock in April 2011.

During May 2010, we repurchased €70.8 million ($86.9 million at the transaction dates) principal amount of the UGC Convertible Notes at an aggregate purchase price equal to 102.5% of face value, for a total of €72.6 million ($89.1 million at the transaction dates), including accrued interest thereon. The $10.7 million gain associated with the change in fair value of the repurchased UGC Convertible Notes from December 31, 2009 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our 2010 consolidated statement of operations.

In March 2009, we repurchased €101.0 million ($136.9 million at the transaction dates) principal amount of the UGC Convertible Notes at an aggregate purchase price equal to 65% of face value, for a total of €66.4 million ($90.1 million at the transaction dates), including accrued interest thereon. The $25.9 million gain associated with the change in fair value of the repurchased UGC

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Convertible Notes from December 31, 2008 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our 2009 consolidated statement of operations.

Chellomedia Bank Facility

The senior secured credit facility of Chellomedia PFH (the Chellomedia Bank Facility), a subsidiary of Chellomedia, provides the terms and conditions upon which the lenders have made available to Chellomedia PFH (i) two euro-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2011 of €99.8 million ($129.3 million), (ii) two U.S. dollar-denominated term facilities due in December 2013 with aggregate outstanding borrowings at December 31, 2011 of $85.5 million, (iii) a delayed draw facility due in 2013 with outstanding borrowings at December 31, 2011 of €24.0 million ($31.1 million) and (iv) a revolving facility (which may also be drawn in Hungarian forints) due in 2012. As of December 31, 2011, the four term facilities and the delayed draw facility have been drawn in full. The margin for the term facilities and delayed draw facility is 3.00% per annum (over LIBOR or, in relation to any loan in euro, EURIBOR) and the margin for the revolving facility is 2.50% per annum (over EURIBOR or, in relation to any loan in Hungarian forints, BUBOR). The revolving facility has a commitment fee on unused and uncancelled balances of 0.75% per year.

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

Liberty Puerto Rico Bank Facility

Liberty Puerto Rico’s bank facility (the Liberty Puerto Rico Bank Facility) provides for (i) a $150 million amortizing term loan (the LPR Term Loan), (ii) a $20 million amortizing delayed draw Senior Credit Facility (the LPR Delayed Draw Term Loan) and (iii) a $10 million revolving loan (the LPR Revolving Loan). Borrowings under the Liberty Puerto Rico Bank Facility may be used to fund the general corporate and working capital requirements of Liberty Puerto Rico. All amounts borrowed under the Liberty Puerto Rico Bank Facility bear interest at a margin of 2.00% over LIBOR. The LPR Term Loan, which began amortizing in September 2007, and the LPR Delayed Draw Term Loan, which began amortizing in June 2008, have final maturities in 2014. The LPR Revolving Loan has a final maturity in 2013. The LPR Revolving Loan has a commitment fee on unused and uncancelled balances of 0.5% per year.

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

VTR Wireless Bank Facility

VTR Wireless is an entity that is 80%-owned by us and 20%-owned by the noncontrolling interest owner of VTR.  VTR Wireless is undertaking the launch of mobile services in Chile through a combination of its own wireless network and certain third-party

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

wireless access arrangements.   On May 12, 2011, VTR Wireless entered into a CLP 60 billion ($115.5 million) term loan bank facility (the VTR Wireless Bank Facility). The outstanding borrowings under the VTR Wireless Bank Facility were CLP 16.5 billion ($31.8 million) as of December 31, 2011. The VTR Wireless Bank Facility has an initial due date of May 12, 2016 (the Initial Due Date). Beginning on the Initial Due Date and provided that no events of default have occurred, VTR Wireless can extend the maturity date by (i) meeting certain conditions precedent, including the achievement of (a) positive EBITDA for the 12-month period preceding the Initial Due Date and (b) operating results that are substantially in line with the Business Plan (EBITDA and Business Plan each as defined in the VTR Wireless Bank Facility) and (ii) satisfying certain equity contribution requirements, as further discussed below. If the maturity date is so extended, the outstanding principal balance of the VTR Wireless Bank Facility will be due in nine semi-annual installments, as summarized in the following table:

Installment date	Installment amount (a)

May 12, 2016	6.67%
November 12, 2016 and May 12, 2017	9.17%
November 12, 2017 and May 12, 2018	10.83%
November 12, 2018 and May 12, 2019	12.50%
November 12, 2019	14.17%
May 12, 2020	14.16%
_______________

(a)	Expressed as a percentage of the outstanding principal balance as of the Initial Due Date.

Through the Initial Due Date, the interest rate on outstanding borrowings is Nominal TAB (as defined in the VTR Wireless Bank Facility) plus 3.00%. After the Initial Due Date and through the extension period, the interest rate will be Nominal TAB plus 2.45%. The VTR Wireless Bank Facility has a commitment fee on undrawn balances of 0.45% per year plus applicable value-added tax. The VTR Wireless Bank Facility also has a voluntary prepayment fee of (i) 0.45% of the principal amount prepaid plus value-added tax through May 12, 2012, (ii) 0.3% of the principal amount prepaid plus value-added tax during the period from May 13, 2012 to May 12, 2013 and (iii) 0.2% of the principal amount prepaid plus value-added tax from May 13, 2013 through October 13, 2014.

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

The VTR Wireless Bank Facility is secured by pledges over (i) the VTR Wireless shares indirectly owned by our company and (ii) certain other assets owned by VTR Wireless. VTR Wireless is required to ensure, as a condition to any drawdown under the VTR Wireless Bank Facility, that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. In addition, beginning in November 2014, VTR Wireless is required to maintain a minimum of CLP 10.0 billion ($19.2 million) in cash and cash equivalents. If the amounts due under the VTR Wireless Bank Facility are not fully repaid by the Initial Due Date, LGI is required to contribute, or cause VTR Wireless shareholders to contribute, an amount equal to CLP 215.0 billion ($413.9 million) less the aggregate amount of funds that previously have been contributed as equity or loaned on a subordinated basis to VTR Wireless.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2011 are presented below for the named entity and its subsidiaries, unless otherwise noted. For information regarding certain financing transactions completed subsequent to December 31, 2011 that impact the debt maturities for UPC Holding and Telenet, see note 19. Amounts presented below represent U.S. dollar equivalents based on December 31, 2011 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia	KBW	Telenet (b)	Other	Total
	in millions
Year ended December 31:
2012	$100.2	$—	$—	$9.6	$8.0	$117.8
2013	58.2	—	—	9.6	246.2	314.0
2014	689.8	103.7	—	9.6	160.3	963.4
2015	376.8	—	—	9.6	1.3	387.7
2016	2,904.0	—	—	139.2	519.9	3,563.1
Thereafter	7,633.7	3,560.1	2,962.4	3,271.2	743.1	18,170.5
Total debt maturities	11,762.7	3,663.8	2,962.4	3,448.8	1,678.8	23,516.5
Unamortized premium and discount	(73.9)	(63.2)	11.1	1.9	(0.1)	(124.2)
Total debt	$11,688.8	$3,600.6	$2,973.5	$3,450.7	$1,678.7	$23,392.3
Current portion	$100.2	$—	$—	$9.6	$8.0	$117.8
Noncurrent portion	$11,588.6	$3,600.6	$2,973.5	$3,441.1	$1,670.7	$23,274.5
 _______________

(a)	Amounts include the UPCB SPE Notes issued by the the UPCB SPEs, which entities are consolidated by UPC Holding.

(b)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs, which entities are consolidated by Telenet.

Capital lease obligations:

	Germany	Telenet	Other	Total
	in millions
Year ended December 31:
2012	$97.8	$54.7	$6.6	$159.1
2013	95.2	59.2	4.4	158.8
2014	95.0	57.4	3.8	156.2
2015	94.8	52.2	3.5	150.5
2016	94.8	50.7	3.5	149.0
Thereafter	1,316.7	260.3	32.0	1,609.0
	1,794.3	534.5	53.8	2,382.6
Amounts representing interest	(850.2)	(147.1)	(19.7)	(1,017.0)
Present value of net minimum lease payments	$944.1	$387.4	$34.1	$1,365.6
Current portion	$25.9	$35.9	$4.5	$66.3
Noncurrent portion	$918.2	$351.5	$29.6	$1,299.3

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Non-cash Refinancing Transactions

During 2011, 2010 and 2009, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $2,908.0 million, $4,205.3 million and $5,585.0 million, respectively.

Subsequent Events

For information concerning certain financing transactions completed subsequent to December 31, 2011, see note 19.

(10)    Income Taxes

LGI files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The domestic and foreign components of our loss from continuing operations before income taxes are as follows:

	Year ended December 31,
	2011	2010	2009
	in millions

Domestic	$(280.4)	$(117.8)	$(228.9)
Foreign	(295.4)	(1,032.8)	(676.0)
Total	$(575.8)	$(1,150.6)	$(904.9)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2011:
Continuing operations:
Federal	$(32.3)	$114.0	$81.7
State and local	(1.4)	1.0	(0.4)
Foreign	(68.4)	(244.6)	(313.0)
Total — continuing operations	$(102.1)	$(129.6)	$(231.7)
Discontinued operations	$—	$(57.1)	$(57.1)
Year ended December 31, 2010:
Continuing operations:
Federal	$722.8	$(652.6)	$70.2
State and local	21.2	(20.7)	0.5
Foreign	(37.1)	163.3	126.2
Total — continuing operations	$706.9	$(510.0)	$196.9
Discontinued operations	$(1,208.8)	$413.7	$(795.1)
Year ended December 31, 2009:
Continuing operations:
Federal	$10.4	$446.9	$457.3
State and local	2.5	18.8	21.3
Foreign	(25.7)	352.2	326.5
Total — continuing operations	$(12.8)	$817.9	$805.1
Discontinued operations	$(264.5)	$(306.6)	$(571.1)

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2011	2010	2009
	in millions

Computed “expected” tax benefit	$201.5	$402.7	$316.7
Change in valuation allowances	(267.4)	(11.4)	244.3
Non-deductible or non-taxable interest and other expenses	(108.6)	(79.0)	(23.9)
International rate differences (a)	(29.0)	(97.6)	(129.0)
Non-deductible or non-taxable foreign currency exchange results	(23.6)	(0.8)	3.2
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(7.3)	(22.5)	357.2
Recognition of previously unrecognized tax benefits	4.7	17.5	17.5
Impairment of goodwill	(4.1)	(5.5)	(18.7)
State and local income taxes, net of federal income taxes	(2.7)	1.5	32.6
Other, net	4.8	(8.0)	5.2
Total	$(231.7)	$196.9	$805.1
_______________

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(a)	Amounts reflect statutory rates in jurisdictions that we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
	in millions

Current deferred tax assets	$345.2	$300.1
Non-current deferred tax assets (a)	83.0	492.7
Current deferred tax liabilities (a)	(1.1)	(1.4)
Non-current deferred tax liabilities (a)	(1,415.7)	(1,129.7)
Net deferred tax liability	$(988.6)	$(338.3)
_______________

(a)
Our current deferred tax liabilities are included in other accrued and current liabilities and our non-current deferred tax assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2011	2010
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$1,956.0	$2,602.8
Debt	612.2	323.3
Derivative instruments	415.5	88.5
Property and equipment, net	324.8	61.6
Intangible assets	87.8	30.1
Stock-based compensation	37.1	63.6
Other future deductible amounts	214.4	232.8
Deferred tax assets	3,647.8	3,402.7
Valuation allowance	(2,047.0)	(1,828.3)
Deferred tax assets, net of valuation allowance	1,600.8	1,574.4
Deferred tax liabilities:
Property and equipment, net	(1,181.1)	(791.5)
Intangible assets	(767.8)	(565.8)
Derivative instruments	(284.7)	(233.2)
Investments	(222.2)	(247.2)
Other future taxable amounts	(133.6)	(75.0)
Deferred tax liabilities	(2,589.4)	(1,912.7)
Net deferred tax liability	$(988.6)	$(338.3)

Our deferred income tax valuation allowance increased $218.7 million in 2011. This increase reflects the net effect of (i) the net tax expense related to our continuing operations of $267.4 million, including $222.7 million of valuation allowance recorded

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

in France during the fourth quarter of 2011 due to modification of our intercompany financing structure that resulted largely from a change in local tax law, (ii) acquisitions and reclassifications to discontinued operations, (iii)  foreign currency translation adjustments and (iv) other. During 2011, we entered into transactions whereby approximately €2.6 billion ($3.4 billion) of the Netherlands' net operating losses were converted into additional tax basis in network assets of €922.3 million ($1,195.3 million), other assets of €295.9 million ($383.5 million) and financial instruments of €1.4 billion ($1.8 billion). The decrease in deferred tax assets for net operating losses and increase in deferred tax assets for property and equipment, derivative instruments and other assets reflect these transactions.

The significant components of our tax loss carryforwards and related tax assets at December 31, 2011 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

Germany	$2,813.2	$436.6	Indefinite
The Netherlands	2,189.2	547.3	2013-2020
Luxembourg	920.9	265.2	Indefinite
France	640.7	220.6	Indefinite
Hungary	521.1	62.8	Indefinite
Ireland	489.5	61.2	Indefinite
Belgium	377.5	128.3	Indefinite
Switzerland	323.3	66.2	2013-2018
U.S.	307.7	107.7	2031
Chile	75.7	12.9	Indefinite
Romania	70.7	11.3	2012-2018
Austria	65.7	16.4	Indefinite
Spain	27.8	8.3	2023-2028
United Kingdom	18.9	4.8	Indefinite
Other	28.1	6.4	Various
Total	$8,870.0	$1,956.0

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $44.9 million at December 31, 2011, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

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

We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. The determination of the additional U.S. and non-U.S. withholding tax that would arise upon a reversal of temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of withholding tax that might be payable.

A controlled foreign subsidiary of a U.S. corporation is considered to be a controlled foreign corporation or "CFC" under U.S. tax law. In general, our pro rata share of certain income earned by our CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income.

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

We and our subsidiaries file various consolidated and stand alone income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2004 are no longer subject to examination by tax authorities. Certain of our foreign subsidiaries are also currently involved in income tax examinations in various foreign jurisdictions in which we operate, including Czech Republic (2008), Germany (2005 — 2007), Hungary (2005 — 2006 and 2008 — 2010), Romania (2007), Slovakia (2008) and the United Kingdom (2004 — 2009). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The changes in our unrecognized tax benefits are summarized below:

	2011	2010	2009
	in millions

Balance at January 1	$475.0	$400.6	$424.6
Reductions for tax positions of prior years	(133.1)	(44.5)	(75.1)
Additions for tax positions of prior years	42.7	125.9	8.6
Additions based on tax positions related to the current year	16.7	173.0	60.5
Lapse of statute of limitations	(0.5)	(1.3)	(15.6)
Foreign currency translation	(0.2)	(2.0)	(2.4)
Reduction related to the sale of the J:COM Disposal Group	—	(176.7)	—
Balance at December 31	$400.6	$475.0	$400.6

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2011, our unrecognized tax benefits included $222.6 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2012, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2011. Although we expect to record an estimated $75 million to $100 million reduction during the first quarter of 2012 related to our ability to utilize a foreign tax credit that is not expected to impact our effective tax rate, we do not otherwise expect that any such changes will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any other changes in our unrecognized tax positions during 2012.

During 2011, 2010 and 2009, the income tax benefit (expense) of our continuing operations includes net income tax benefit (expense) of ($16.0 million), $8.4 million and $0.6 million, respectively, and the income tax expense of our discontinued operations includes net income tax expense of nil, ($1.7 million) and ($10.2 million), respectively, representing the net release (accrual) of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $19.1 million at December 31, 2011.

(11)    Equity

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

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is issued. At December 31, 2011, there were (i) 1,583,387 and 1,534,739 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 3,694,198 and 3,671,981 shares of LGI Series A and Series C common stock, respectively,

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

reserved for issuance pursuant to outstanding SARs, and (iii) 1,463,279 and 1,463,458 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted share units (including PSUs, as defined in note 12). In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is issued (10,239,144 shares).

Subject to any preferential rights of any outstanding series of our preferred stock, the holders of LGI Series A, Series B and Series C common stock will be entitled to such dividends as may be declared from time to time by our board of directors from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one of our series of common stock, we shall also pay to the holders of the other series of our common stock an equal per share dividend. There are currently no contractual restrictions on our ability to pay dividends in cash or stock.

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

Stock Repurchases

During 2011, 2010 and 2009, our board of directors authorized various stock repurchase programs, the most recent of which was authorized on December 14, 2011 and provides for the repurchase of up to $1.0 billion (before direct acquisition costs) of LGI Series A and/or Series C common stock. Under these plans, we receive authorization to acquire up to the specified amount of our Series A and Series C common stock or other authorized securities from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. As of December 31, 2011, the remaining amount authorized for stock repurchases was $1,011.1 million. This amount reflects a reduction for the $186.7 million of aggregate cash paid (excluding cash paid for accrued but unpaid interest) during 2011 in connection with the LGI Notes Exchange, as further described in note 9.

The following table provides details of our stock repurchases during 2011, 2010 and 2009:

	LGI Series A common stock		LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased		Average price paid per share (a)	Total cost (a)
						in millions
Stock purchased pursuant to repurchase programs during:
2011 (b)	9,114,812	$38.99	14,203,563		$39.22	$912.3
2010	18,440,293	$27.07	13,887,284	13,887,284,000,000	$28.21	$890.9
2009	8,156,567	$18.36	15,547,602	15,547,602,000,000	$16.53	$406.8
 ______________

(a)	Includes direct acquisition costs.

(b)
Excludes $186.7 million of aggregate cash paid (excluding cash paid for accrued but unpaid interest) in connection with the LGI Notes Exchange, as further described in note 9. These cash payments reduced our availability under the stock repurchase program in place at the time the payments were made.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Subsidiary Stock Issuances, Dividends and Distributions

Telenet. On April 27, 2011, Telenet's shareholders approved a distribution of €4.50 ($6.51 at the applicable rate) per share or approximately €509.3 million ($736.5 million at the applicable rate). This distribution, the payment of which was initiated on July 29, 2011, was accrued by Telenet during the second quarter of 2011 following shareholder approval. Our share of this capital distribution was €255.8 million ($367.9 million at the applicable rate) and the noncontrolling interest owners' share was €253.5 million ($364.6 million at the applicable rate).

On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($2.93 at the approval date) per share or approximately €249.9 million ($328.9 million at the approval date) based on Telenet’s outstanding ordinary shares as of June 30, 2010. This distribution, the payment of which was initiated on August 2, 2010, was accrued by Telenet during the second quarter of 2010 following shareholder approval.  Our share of this capital distribution was approximately €125.8 million ($165.5 million at the transaction date) and the noncontrolling interest owners’ share was €124.1 million ($163.3 million at the transaction date).

On May 28, 2009, Telenet’s shareholders approved a distribution of €0.50 ($0.68 at the average rate for the period) per share or €55.9 million ($76.1 million at the average rate for the period). This distribution, the payment of which was initiated on September 1, 2009, was accrued by Telenet during the second quarter of 2009 following shareholder approval. Our share of this capital distribution was €28.0 million ($40.9 million at the average rate for the period) and the noncontrolling interest owners’ share was €27.9 million ($40.3 million at the average rate for the period).

VTR. During March 2011, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 58.5 billion ($121.5 million at the applicable rate).  Of the approved distribution amount, CLP 53.2 billion ($111.8 million at the applicable rate) was paid during the second quarter of 2011 and the remaining amount was paid in July 2011. The VTR NCI Owner's share of the approved distribution was CLP 11.7 billion ($24.9 million at the applicable rate). During October 2011, we and the VTR NCI Owner approved an additional distribution of CLP 38.0 billion ($71.9 million at the applicable rate), all of which was paid in December 2011. The VTR NCI Owner's share of the approved distribution was CLP 7.6 billion ($14.8 million at the applicable rate). Separately, we and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During 2011, we and the VTR NCI Owner have made capital contributions to VTR Wireless of CLP 42.4 billion ($84.8 million at the applicable rate) and CLP 10.6 billion ($21.9 million at the applicable rate), respectively.

J:COM. During the first quarter of 2009, J:COM paid dividends to its shareholders of ¥250 per share or ¥1.715 billion ($18.3 million at the applicable rates). During the second quarter of 2009, Super Media distributed substantially all of its share of the proceeds from these J:COM dividends to our company and Sumitomo. During the third quarter of 2009, J:COM paid dividends to its shareholders of ¥490 per share or ¥3.361 billion ($36.0 million at the applicable rates) and Super Media distributed substantially all of its share of the proceeds from this J:COM dividend to our company and Sumitomo. After deducting withholding taxes, our share of these J:COM dividends was ¥3.063 billion ($32.2 million at the transaction dates) and the noncontrolling interest owners’ share was ¥5.146 billion ($52.7 million at the average rates for the periods).

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities.  At December 31, 2011, substantially all of our net assets represented net assets of our subsidiaries that were subject to such limitations.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(12)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries' employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Year ended December 31,
	2011	2010	2009
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$46.8	$51.3	$64.6
Other LGI stock-based incentive awards	43.4	42.8	42.4
Total LGI common stock	90.2	94.1	107.0
Telenet stock-based incentive awards	40.0	13.1	4.5
Austar Performance Plan	3.6	11.8	15.9
Other	1.1	3.8	2.4
Total	$134.9	$122.8	$129.8
Included in:
Continuing operations:
Operating expense	$15.3	$9.4	$7.9
SG&A expense	116.0	101.6	105.3
Total - continuing operations	131.3	111.0	113.2
Discontinued operations	3.6	11.8	16.6
Total	$134.9	$122.8	$129.8
_______________

(a)
Includes stock-based compensation expense related to our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans) and LGI performance-based restricted share units (PSUs).

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of December 31, 2011:

	LGI common stock (a)	LGI PSUs (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$71.5	$28.9	$25.5
Weighted average period remaining for expense recognition (in years)	2.6	1.3	2.2
_______________

(a)
Amounts relate to awards (other than LGI PSUs) under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Directors Incentive Plan) described below.

(b)	Amounts relate to PSUs granted in 2011 and 2010, as described below.

(c)	Amounts relate to the Telenet Specific Stock Option Plan and the Telenet Employee Stock Option Plans, as described below.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Year ended December 31,
	2011	2010	2009
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	0.82 - 3.31%	1.26 - 3.47%	1.42 - 3.81%
Expected life	3.4 - 8.7 years	3.2 - 9.0 years	3.2 - 8.2 years
Expected volatility	35.5 - 45.6%	37.1 - 56.8%	43.0 - 56.8%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$21.41	$16.50	$8.08
SARs	$15.02	$9.70	$6.26
Restricted shares and restricted share units	$44.79	$24.68	$12.71
PSUs	$39.98	$27.95	$—
Total intrinsic value of awards exercised (in millions):
Options	$93.8	$74.7	$15.2
SARs	$39.2	$51.8	$4.4
Cash received from exercise of options (in millions)	$32.7	$70.8	$11.4
Income tax benefit related to stock-based compensation (in millions)	$20.9	$25.8	$32.8

Stock Incentive Plans — LGI Common Stock

The LGI Incentive Plan

General. The LGI Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The incentive plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, restricted share units, cash awards, performance awards or any combination of the foregoing under this incentive plan (collectively, awards).

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than four million shares of our common stock, of which no more than two million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards under the LGI Incentive Plan issued prior to June 2005 are fully vested and expire 10 years after the grant date. Awards (other than performance-based awards) under the LGI Incentive Plan issued after June 2005 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 11,639,553 shares available for grant as of December 31, 2011.

LGI Performance Plans. The LGI Senior Executive Performance Plan and the LGI Management Performance Plan (collectively the LGI Performance Plans) were five-year performance-based incentive plans for our senior executives and certain key employees, respectively. The LGI Performance Plans had a two-year performance period, which began January 1, 2007, and a three-year service period, which began January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on our achievement of a specified compound annual growth rate (CAGR) in consolidated operating cash flow (see note 17), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

participant’s annual performance ratings during the performance period. With the exception of an initial equity incentive award granted to a new hire in 2007, participants in the LGI Senior Executive Performance Plan were not eligible to receive and were not granted any equity incentive awards during the two-year performance period.

Following completion of the performance period, on February 18, 2009, the compensation committee determined that an OCF CAGR of approximately 15.5% had been achieved during the performance period. Based on this determination and after deducting forfeited awards, participants in the LGI Performance Plans that met minimum annual performance rating levels earned $316.5 million or 87.4% of their aggregate maximum achievable awards. Earned awards were to be paid in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances.

On February 18, 2009, the compensation committee determined the method of payment for the March 31, 2009 and September 30, 2009 installments of the earned awards. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $56.2 million and on February 18, 2009 granted 9,464 restricted share units with respect to LGI Series A common stock and 9,094 restricted share units with respect to LGI Series C common stock to settle the first installment of the awards earned under the LGI Performance Plans and (ii) granted restricted share units on February 18, 2009 with respect to 2,002,597 shares of LGI Series A common stock and 1,924,050 shares of LGI Series C common stock to settle the second installment of the awards earned under the LGI Performance Plans. The restricted share units granted in partial satisfaction of the first installment of the awards vested on March 31, 2009, and the restricted share units granted in satisfaction of the second installment of the awards vested on September 30, 2009. For purposes of determining the number of restricted share units to be granted, the compensation committee assigned a value of $13.50 to each restricted share unit, which represented a premium of approximately 13.5% to the closing price of LGI Series A common stock on February 18, 2009. As required by the terms of the LGI Performance Plans, the restricted share units were allocated between LGI Series A and Series C common stock in the same relative proportions as the then outstanding LGI Series A and Series C common stock (51%/49%). The decision by the compensation committee to settle the second installment of each earned award with restricted share units represented a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity. The $5.1 million difference between the February 18, 2009 grant date market value of the restricted share units issued and the value assigned to the restricted share units by the compensation committee is reflected as a reduction of our stock-based compensation expense for the year ended December 31, 2009. Our stock-based compensation expense for the year ended December 31, 2009 also includes a reduction of $10.7 million related to the first quarter 2009 forfeiture of certain awards under the LGI Performance Plans.

On February 16, 2010, the compensation committee determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the LGI Performance Plans) of LGI Series A common stock and 31,708 restricted plan shares of LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted an aggregate of 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock to settle the remaining balance of each participant’s earned award, which shares vest in three equal installments. In accordance with the LGI Performance Plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 and September 30, 2010 installments vested in full on those dates and the remaining restricted plan shares vested in equal installments on March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represented a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

Compensation expense under the LGI Performance Plans was (i) recognized using the accelerated attribution method based on our assessment of the awards that were probable to be earned and (ii) reported as stock-based compensation in our consolidated statement of operations, notwithstanding the fact that the compensation committee elected to cash settle a portion of the vested awards under the LGI Performance Plans.

LGI PSUs. In March 2010, the compensation committee determined to modify the equity incentive award component of our executive officers’ and other key employees’ compensation packages, whereby a target annual equity value would be set for each executive or key employee, of which approximately two-thirds would be delivered in the form of an annual award of PSUs and approximately one-third in the form of an annual award of SARs. Each PSU represents the right to receive one share of Series A

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

common stock or Series C common stock, as applicable, subject to performance and vesting. Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.

In March and April 2010, the compensation committee approved the grant to our executive officers and certain key employees of a total of 692,678 LGI Series A PSUs and 692,678 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2010 PSUs) was January 1, 2010 to December 31, 2011. The performance target selected by the committee was the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 7% for the two-year performance period, determined by comparing 2011 Adjusted OCF to 2009 Adjusted OCF (each as defined in the grant agreement), and subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the Target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2010 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2010 PSUs will vest on March 31, 2012 and the balance on September 30, 2012. The compensation committee also established a base performance objective of a 5.0% OCF CAGR (as defined in the grant agreement), which must be satisfied in order for award recipients to be eligible to earn any of their 2010 PSUs and is not subject to adjustment. As of February 22, 2012, the compensation committee had not yet made its final determination with respect to the OCF CAGR that was achieved with respect to the 2010 PSUs.

In March 2011, the compensation committee approved the grant to our executive officers and certain key employees of a total of 513,268 LGI Series A PSUs and 513,268 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2011 PSUs) is January 1, 2011 to December 31, 2012.  The performance target selected by the committee is the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 4.5% for the two-year performance period, determined by comparing 2012 Adjusted OCF to 2010 Adjusted OCF (each as defined in the grant agreement), and subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the Target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2011 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2011 PSUs will vest on March 31, 2013 and the balance will vest on September 30, 2013. The compensation committee also established a base performance objective of 50% of the Target OCF CAGR, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2011 PSUs.

Compensation expense attributable to the 2011 PSUs and 2010 PSUs is recognized over the requisite service period of the awards.

Exchange Offer for LGI Options and SARs. On May 13, 2009, we commenced an option and SAR exchange offer for certain outstanding LGI equity awards (Eligible Awards) granted under the LGI Incentive Plan. Under the terms of the exchange offer, certain LGI employees, other than those of our senior executives who held Eligible Awards, were given the opportunity to exchange Eligible Awards for the grant of new SARs on a 2-for-1 basis (exchange two existing options or SARs for one new SAR). Pursuant to the exchange offer, which was completed on June 16, 2009, eligible participants tendered, and LGI accepted for cancellation and exchange, Eligible Awards consisting of options and SARs covering an aggregate of 1,789,210 shares of LGI Series A common stock and 1,787,810 shares of LGI Series C common stock from 170 participants, representing approximately 99% of the total Series A and Series C shares underlying the options and SARs eligible for exchange. On June 16, 2009, after the cancellation of the tendered Eligible Awards, LGI granted new SARs to the exchange offer participants in respect of 894,627 shares of LGI Series A common stock and 893,927 shares of LGI Series C common stock, as applicable. The new SARs have a base price equal to $14.73 per share and $14.50 per share of LGI Series A and Series C common stock, respectively, which represents the closing price of the applicable series of common stock on June 16, 2009. The new SARs (i) vested 12.5% on November 1, 2009 and then began vesting at a rate of 6.25% per quarter and (ii) expire on May 1, 2016. This exchange did not have a significant impact on our stock-based compensation expense for the year ended December 31, 2009.

The LGI Directors Incentive Plan

The LGI Directors Incentive Plan is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board of directors and committees of our board of directors, and to encourage their investment in capital stock of our company. The LGI Directors Incentive Plan is administered by our full board of directors. Our board of directors has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made, and may delegate certain administrative duties to our employees. The compensation committee may grant non-qualified stock options, SARs, restricted shares and restricted share units or any combination of the foregoing under this incentive plan.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than five million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards (other than restricted shares and restricted share units) issued prior to June 2005 under the LGI Directors Incentive Plan vested on the first anniversary of the grant date and expire 10 years after the grant date. Awards (other than restricted shares and restricted share units) issued after June 2005 under the LGI Directors Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire 10 years after the grant date. Restricted shares and restricted share units vest on the date of the first annual meeting of stockholders following the grant date. The LGI Directors Incentive Plan had 9,055,190 shares available for grant as of December 31, 2011. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

The Transitional Plan

In 2004, options to acquire shares of LGI Series A, Series B and Series C common stock were issued to directors and employees of LGI International, Inc. (LGI International) and directors and certain employees of Liberty Media Corporation (Liberty Media) pursuant to the LGI International Transitional Stock Adjustment Plan (the Transitional Plan). LGI International, which was formed in connection with the June 2004 spin-off of certain international cable television and programming subsidiaries and assets of Liberty Media, is the predecessor to LGI. All such options are fully vested and no new grants will be made under the Transitional Plan.

UGC Equity Incentive Plan and UGC Director Plans

Options, restricted shares and SARs were granted to employees and directors of UGC prior to June 2005 pursuant to these plans. All such awards are fully vested and no new grants will be made under these plans.

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the year ended December 31, 2011 with respect to LGI common stock:

Options — LGI Series A common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	2,772,173	$20.12
Granted	31,105	$45.16
Expired or canceled	(22,096)	$38.80
Exercised	(1,197,795)	$16.53
Outstanding at December 31, 2011	1,583,387	$23.07	2.6	$28.7
Exercisable at December 31, 2011	1,501,157	$22.55	2.2	$27.9

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Options — LGI Series C common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	4,416,666	$19.22
Granted	32,518	$43.19
Expired or canceled	(21,550)	$37.25
Exercised	(2,892,895)	$17.90
Outstanding at December 31, 2011	1,534,739	$21.95	2.6	$27.2
Exercisable at December 31, 2011	1,450,111	$21.39	2.3	$26.4

SARs — LGI Series A common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,667,335	$21.04
Granted	1,158,992	$46.46
Forfeited	(144,347)	$21.67
Exercised	(987,782)	$19.83
Outstanding at December 31, 2011	3,694,198	$29.31	4.9	$49.2
Exercisable at December 31, 2011	1,239,680	$24.06	3.9	$21.7

SARs — LGI Series C common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,632,848	$20.62
Granted	1,158,992	$44.35
Forfeited	(144,347)	$21.32
Exercised	(975,512)	$19.31
Outstanding at December 31, 2011	3,671,981	$28.43	5.0	$45.9
Exercisable at December 31, 2011	1,217,550	$23.37	3.9	$20.2

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Restricted shares and share units — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,691,632	$24.68
Granted	157,482	$45.83
Forfeited	(41,352)	$24.52
Released from restrictions	(2,394,276)	$25.10
Outstanding at December 31, 2011	413,486	$30.34	2.1

Restricted shares and share units — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	2,620,406	$24.19
Granted	157,662	$43.76
Forfeited	(41,100)	$23.89
Released from restrictions	(2,323,303)	$24.60
Outstanding at December 31, 2011	413,665	$29.37	2.1

PSUs — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$28.12
Granted	513,268	$40.75
Forfeited	(41,313)	$27.93
Released from restrictions	(56,656)	$34.65
Outstanding at December 31, 2011	1,049,793	$33.95	1.0

PSUs — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2011	634,494	$27.74
Granted	513,268	$39.21
Forfeited	(41,313)	$27.55
Released from restrictions	(56,656)	$33.70
Outstanding at December 31, 2011	1,049,793	$33.03	1.0

At December 31, 2011, total SARs outstanding included 12,208 LGI Series A common stock capped SARs and 12,208 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans - Telenet Common Stock

Telenet Employee Share Purchase Plan

In February 2011, Telenet's Board of Directors offered to all of Telenet's employees the opportunity to purchase new shares of Telenet under the terms of an Employee Share Purchase Plan (the ESPP) at a discount of 16.67% to the average share price over the 30 days preceding March 24, 2011. Based on the average share price of €31.65 ($41.02) during this 30-day period, the shares were offered to employees at a subscription price per share of €26.38 ($34.19). As the shares acquired by employees in March 2011 were fully vested, the stock-based compensation related to these shares of $3.3 million was charged to expense during the three months ended March 31, 2011. Cash proceeds received from the issuance of the ESPP shares in the amount of €9.0 million ($11.7 million) were received in April 2011.

Telenet Stock Option Plans

General. During the second quarter of 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with the capital distribution that, as further described in note 11, was approved by Telenet shareholders on April 27, 2011 and paid on July 29, 2011. These anti-dilution adjustments, which were finalized on July 26, 2011, provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $15.8 million during the second quarter of 2011, and continues to recognize additional stock-based compensation as the underlying options vest.

Telenet Specific Stock Option Plan. In February 2011, Telenet set the performance criteria for 232,258 stock options with an exercise price of €20.67 ($26.79) per option that previously had been granted to the Chief Executive Officer of Telenet under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria, including the achievement of a minimum level of free cash flow (as defined by the Telenet Specific Stock Option Plan) during 2011. As it has been determined that the applicable performance criteria was achieved, these options will vest on March 1, 2012. Subject to the determination of appropriate performance criteria, Telenet has also granted additional stock options to its Chief Executive Officer as follows: (i) 232,258 options with an exercise price of €21.53 ($27.90) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2013 and (ii) 232,258 options with an exercise price of €22.39 ($29.02) that, subject to achievement of relevant performance criteria, will vest on March 1, 2014. Any options that vest pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. All of the options granted under the Telenet Specific Stock Option Plan have an expiration date of September 4, 2017. The share and per share amounts set forth in this paragraph have been adjusted to reflect the aforementioned anti-dilution adjustments related to Telenet's July 29, 2011 capital distribution, as described above.

The following table summarizes the activity during 2011 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	250,000	€23.00
Granted (a)	200,000	€24.00
Net impact of anti-dilution adjustments related to capital distribution	72,581	€(3.25)
Outstanding at December 31, 2011	522,581	€20.19	5.7	€4.9
Exercisable at December 31, 2011	—	€—	—	€—

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

_______________

(a)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 36.9%, an expected life of 5.3 years, and a risk-free return of 3.62%. The grant date fair value during 2011 was €15.31 ($19.84).

Telenet Employee Stock Option Plans. In addition to the Telenet Specific Stock Option Plan, Telenet has granted stock options to members of senior management under four employee stock option plans (the Telenet Employee Stock Option Plans). The maximum aggregate number of shares authorized for issuance as of December 31, 2011 under the Telenet Employee Stock Option Plans is 1,595,300. Options generally vest at a rate of 6.25% per quarter over four years and expire on dates ranging from December 2012 to August 2016.

The following table summarizes the activity during 2011 related to the Telenet Employee Stock Option Plans:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2011	3,912,056	€16.61
Granted	198,000	€26.97
Forfeited	(84,773)	€20.21
Exercised	(710,940)	€14.68
Net impact of anti-dilution adjustments related to capital distribution	569,916	€(2.34)
Outstanding at December 31, 2011	3,884,259	€14.98	2.9	€56.4
Exercisable at December 31, 2011	1,988,531	€12.87	2.9	€33.0

Stock Incentive Plan - Austar Common Stock

The Austar Long Term Incentive Plan (the Austar Performance Plan) was a five-year plan, with a two-year performance period, which began on January 1, 2007, and a three-year service period which began on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar's achievement of specified CAGRs in Austar's consolidated EBITDA, as defined by the Austar Performance Plan, and the participant's annual performance ratings during the performance period.
Following completion of the performance period, on February 24, 2009, the Austar remuneration committee determined that an EBITDA CAGR of approximately 21.4% had been achieved during the performance period. Based on this determination, participants in the Austar Performance Plan that met minimum annual performance rating levels earned AUD 63.8 million ($65.4 million) or 100% of their aggregate maximum achievable awards. Earned awards were to be paid in six equal semi-annual installments on each March 31 and September 30, commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances.

During 2009, Austar paid cash aggregating AUD 10.6 million ($10.9 million) on both March 31 and September 30 to settle the first two installments of the awards earned under the Austar Performance Plan. On March 31, 2010, Austar paid cash aggregating AUD 2.0 million ($1.8 million at the average rate for the period) and granted 7,270,261 of its ordinary shares to settle the third installment of the awards earned. On September 30, 2010, Austar granted 11,257,151 of its ordinary shares to settle the fourth installment of awards earned. The fifth and sixth semi-annual installments of the earned awards that were due on March 31, 2011 and September 30, 2011 were cash settled for AUD 10.6 million ($11.0 million at the transaction date) and AUD 10.0 million ($9.9 million at the transaction date), respectively.

The stock-based compensation expense associated with the Austar Performance Plan is included in discontinued operations for all periods presented.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(13)    Related Party Transactions

Our related party transactions are as follows:

	Year ended December 31,
	2011	2010	2009
	in millions
Continuing operations:
Revenue earned from related parties (a)	$22.0	$30.0	$25.8
Operating expenses charged by related parties (b)	$37.6	$32.5	$22.1
Discontinued operations:
Net expenses charged by related parties:
Austar (c)	$7.7	$5.0	$5.0
J:COM Disposal Group (d)	$—	$9.4	$89.0
Capital lease additions - related parties (e)	$—	$25.5	$179.1
_______________

(a)	Amounts consist primarily of management, advisory and programming license fees and fees for uplink services and construction services charged to our equity method affiliates.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(c)
Amounts represent the net of (i) programming costs charged to Austar by its equity method affiliate and (ii) reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity method affiliate.

(d)
Amounts consist primarily of (i) operating expenses for programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates (ii) SG&A expenses for management, rental and IT support services provided by Sumitomo to J:COM and (iii) interest expense primarily related to assets leased from certain Sumitomo entities. These amounts are shown net of revenue related to programming services provided to certain J:COM affiliates and distribution fee revenue from a subsidiary of Sumitomo.

(e)	Represents capital leases for customer premises equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(14)	Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2011 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Other	Total
	in millions

Restructuring liability as of January 1, 2011	$8.3	$5.2	$22.6	$0.1	$36.2
Restructuring charges	20.4	0.3	(2.2)	—	18.5
Cash paid	(21.6)	(1.8)	(2.1)	(0.1)	(25.6)
Foreign currency translation adjustments	0.1	(0.1)	(0.7)	—	(0.7)
Restructuring liability as of December 31, 2011	$7.2	$3.6	$17.6	$—	$28.4

Short-term portion	$7.0	$0.7	$3.4	$—	$11.1
Long-term portion	0.2	2.9	14.2	—	17.3
Total	$7.2	$3.6	$17.6	$—	$28.4

Our 2011 restructuring charges for employee severance and termination costs relate to reorganization and integration activities, primarily in Europe and Chile.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

A summary of changes in our restructuring liabilities during 2009 is set forth in the table below:

	Employee severance and termination	Office closures	Programming and lease contract termination	Total
	in millions

Restructuring liability as of January 1, 2009	$12.8	$13.1	$16.0	$41.9
Restructuring charges	13.9	0.9	(4.4)	10.4
Cash paid	(20.5)	(4.7)	(3.6)	(28.8)
Other	—	—	0.8	0.8
Foreign currency translation adjustments	0.4	0.1	(0.3)	0.2
Restructuring liability as of December 31, 2009	$6.6	$9.4	$8.5	$24.5

Short-term portion	$6.1	$4.7	$2.6	$13.4
Long-term portion	0.5	4.7	5.9	11.1
Total	$6.6	$9.4	$8.5	$24.5

Our 2009 restructuring charges are primary related to reorganization and integration activities in certain of our European operations.

(15)	Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	LGI stockholders
	Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Pension related adjustments	Accumulated other comprehensive earnings	Non-controlling interests	Total accumulated other comprehensive earnings
	in millions

Balance at January 1, 2009	$1,146.9	$(3.4)	$(2.5)	$1,141.0	$382.8	$1,523.8
Other comprehensive earnings	145.2	(0.8)	13.6	158.0	(78.7)	79.3
Balance at December 31, 2009	1,292.1	(4.2)	11.1	1,299.0	304.1	1,603.1
Sale of J:COM Disposal Group	—	—	—	—	(373.7)	(373.7)
Other comprehensive earnings	142.6	2.9	(4.2)	141.3	67.5	208.8
Balance at December 31, 2010	1,434.7	(1.3)	6.9	1,440.3	(2.1)	1,438.2
Other comprehensive earnings	95.0	(9.2)	(16.6)	69.2	(21.0)	48.2
Balance at December 31, 2011	$1,529.7	$(10.5)	$(9.7)	$1,509.5	$(23.1)	$1,486.4

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The components of other comprehensive earnings, net of taxes are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings, net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2011:
Foreign currency translation adjustments	$82.3	$0.9	$83.2
Unrealized loss on cash flow hedges	(24.8)	7.6	(17.2)
Pension related adjustments	(22.2)	4.4	(17.8)
Other comprehensive earnings	35.3	12.9	48.2
Other comprehensive loss attributable to noncontrolling interests (a)	25.0	(4.0)	21.0
Other comprehensive earnings attributable to LGI stockholders	$60.3	$8.9	$69.2

Year ended December 31, 2010:
Foreign currency translation adjustments	$219.4	$(8.8)	$210.6
Unrealized gains on cash flow hedges	2.3	0.6	2.9
Pension related adjustments	(5.3)	0.6	(4.7)
Other comprehensive earnings	216.4	(7.6)	208.8
Other comprehensive earnings attributable to noncontrolling interests (a)	(67.0)	(0.5)	(67.5)
Other comprehensive earnings attributable to LGI stockholders	$149.4	$(8.1)	$141.3

Year ended December 31, 2009:
Foreign currency translation adjustments	$52.7	$14.2	$66.9
Unrealized losses on cash flow hedges	(2.4)	0.5	(1.9)
Pension related adjustments	14.7	(0.4)	14.3
Other comprehensive earnings	65.0	14.3	79.3
Other comprehensive loss attributable to noncontrolling interests (a)	79.0	(0.3)	78.7
Other comprehensive earnings attributable to LGI stockholders	$144.0	$14.0	$158.0
 _______________

(a)	Amounts primarily represent the noncontrolling interest owners’ share of our foreign currency translation adjustments.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of December 31, 2011, the U.S. dollar equivalents (based on December 31, 2011 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during:
	2012	2013	2014	2015	2016	Thereafter	Total
	in millions
Continuing operations:
Operating leases	$156.6	$108.0	$86.4	$74.1	$57.9	$205.5	$688.5
Programming obligations	275.2	174.0	93.7	38.2	24.5	22.8	628.4
Other commitments	540.9	250.4	145.4	141.4	114.8	1,352.2	2,545.1
Total — continuing operations	$972.7	$532.4	$325.5	$253.7	$197.2	$1,580.5	$3,862.0
Discontinued operations	$8.9	$7.5	$6.7	$4.6	$3.9	$—	$31.6

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2011, 2010 and 2009, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $965.3 million, $824.3 million and $714.4 million, respectively, (including intercompany charges that eliminate in consolidation of $78.9 million, $73.3 million and $72.5 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $115.9 million, $102.0 million and $98.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia and KBW, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2011, 2010 and 2009, see note 6.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Rental expense of our continuing operations under non-cancellable operating lease arrangements amounted to $168.6 million, $159.3 million and $128.1 million in 2011, 2010 and 2009, respectively. Rental expense of our discontinued operations under non-cancellable operating lease arrangements amounted to $4.7 million, $12.8 million and $71.1 million in 2011, 2010 and 2009, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense of our continuing operations for matching contributions under the various defined contribution employee benefit plans was $25.2 million, $21.4 million and $19.4 million in 2011, 2010 and 2009, respectively. These amounts exclude $4.4 million, $4.2 million and $7.6 million, respectively, related to our discontinued operations.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe's alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 31, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe's discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals in Amsterdam gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the decision of the Court of Appeals in Amsterdam in the event that Liberty Global Europe's appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs' conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear whether the Cignal shareholders will request the Court of Appeals in The Hague to render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court's April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss (exclusive of legal costs, which are expensed as incurred) that we would incur upon an unfavorable outcome in the 2002 and 2006 Cignal Actions.  This provision was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision was not binding with respect to the 2006 Cignal Action.  Notwithstanding (i) the April 9, 2010 Dutch Supreme Court decision in the 2002 Cignal Action and (ii) the September 6, 2011 decision of the Court of Appeals in Amsterdam in the 2006 Cignal Action, we do not anticipate reversing the provision until such time as the final disposition of this matter has been reached.

KBW Acquisition. The KBW Acquisition was subject to approval by the FCO, which approval was received in December 2011 upon final agreement of certain commitments we made to address the competition concerns of the FCO, as further described in note 3. In January 2012, two competitors of our German cable business, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve the KBW Acquisition. We believe that the FCO's decision will ultimately be upheld and currently intend to support the FCO in defending the decision. In addition, we do not expect that the filing of these appeals will have any impact on the ongoing integration and development of our operations in Germany. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.

Interkabel Acquisition. On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom's request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

yet been rendered.  However, the auditor of the Belgian Council of State, who advises the judges, issued an opinion to the Belgian Council of State on May 3, 2011, indicating his belief that no public market consultation was required.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs' analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($25.9 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (the BIPT) and the regional regulators for the media sectors (the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.  In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions aimed to impose regulatory obligations on cable operators and Belgacom, the incumbent telecommunications operator.

The Belgium Regulatory Authorities held a public consultation on the proposed measures and published the comments made by various market players. Based on these comments, the Belgium Regulatory Authorities made some changes to the draft decisions. The draft decisions were then notified to the European Commission by the Belgian Conference of Regulators for Electronic Communications (the CRC), a body which brings together the BIPT and the Belgium Regulatory Authorities. On June 20, 2011, the European Commission sent a letter to the CRC criticizing the analysis of the broadcasting markets. The Commission more specifically criticized the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The Belgium Regulatory Authorities nevertheless adopted a final decision on July 1, 2011 (the July 2011 Decision) after making some minor changes to the text of their draft decisions. The July 2011 Decision was notified to Telenet on July 18, 2011. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at ''retail minus'' of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at "retail minus," and (iii) an obligation to make a resale offer at ''retail minus'' of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A "retail-minus" method would imply a wholesale tariff calculated as the retail price for the offered service, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. A national consultation and a notification to the European Commission of the reference offers still need to take place before final approval by the Belgium Regulatory Authorities. Any approved reference offer is not expected to be available in the market until 2013.

For Belgacom, the regulatory obligations include (i) an obligation to provide wholesale access to the local loop, (ii) an obligation to provide wholesale internet access at bitstream level and (iii) an obligation to provide wholesale multicast access for distribution of television channels.

Telenet believes that there are serious grounds to challenge the findings of the Belgium Regulatory Authorities' broadcasting market analysis and the resulting regulatory obligations, and has lodged an appeal for suspension and annulment against the July 2011 Decision with the Brussels Court of Appeal. It cannot be excluded, however, that one or more regulatory obligations will be eventually upheld. A decision from the Brussels Court of Appeal is expected in the second quarter of 2012.

The July 2011 Decision aims to, and in its application may, strengthen Telenet's competitors by granting them resale access to Telenet's network to offer competing products and services. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet's ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities and the extent that competitors take advantage of the resale access ultimately afforded to Telenet's network.

Chilean Antitrust Matter. On December 12, 2006, Liberty Media announced publicly that it had agreed to acquire an approximate 39% interest in The DirecTV Group, Inc. (DirecTV), the parent of DirecTV Chile.  On August 1, 2007, VTR received formal written notice from the Chilean Federal Economic Prosecutor (the FNE) stating that Liberty Media's acquisition of the DirecTV interest would violate one of the conditions imposed by the Chilean Antitrust Court on VTR's 2005 combination with Metrópolis Intercom SA, which condition prohibited VTR and its control group from participating, directly or indirectly through related persons, in Chilean satellite or microwave television businesses through April 2010.  On March 19, 2008, following the closing of Liberty Media's investment in DirecTV, the FNE commenced an action before the Chilean Antitrust Court against John C. Malone, the chairman of our board of directors and of Liberty Media's board of directors.  In this action, the FNE alleged that Mr. Malone is a controller of VTR and either controls or indirectly participates in DirecTV's satellite operations in Chile, thus violating the condition. The FNE requested the Antitrust Court to impose a fine on Mr. Malone and order him to effect the transfer of the shares, interests or other assets that are necessary to restore the independence, in ownership and administration, of VTR and DirecTV Chile.  Liberty Media no longer owns an interest in DirecTV and Mr. Malone's voting interest in DirecTV has been reduced to less than 5%.  On December 29, 2011, the Chilean Antitrust Court issued its final decision.  No remedies impacting LGI or VTR were imposed by this decision.

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

Other. In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) wage, property, sales and other tax issues, (iii) disputes over interconnection fees and (iv) disputes over programming and copyright fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from the estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations or cash flows in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(17)    Segment Reporting

We own a variety of international subsidiaries that provide broadband communications and DTH services, and to a lesser extent, programming services. We generally identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below) or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth, as appropriate.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

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

The UPC Broadband Division provides DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization, which we refer to as “UPC DTH.” Beginning in the first quarter of 2011, UPC DTH is reported within the UPC Broadband Division's central and other category. Prior to this change, the UPC DTH operating results were reported within the UPC Broadband Division's Central and Eastern Europe segment. In addition, certain backbone costs incurred by the UPC Broadband Division were previously included in the operating expenses of the UPC Broadband Division's central and other category. Beginning in the first quarter of 2011, these backbone costs are included within the operating expenses of the applicable UPC Broadband Division operating segment based on usage. Segment information for all periods presented has been restated to reflect the changes described above and to present Austar as a discontinued operation. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•UPC Broadband Division:
•Germany
•The Netherlands
•Switzerland
•Other Western Europe
•Central and Eastern Europe

•Telenet (Belgium)

•VTR Group (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide business-to-business (B2B) services. At December 31, 2011, our operating segments in the UPC Broadband Division provided services in 10 European countries. Our Germany segment includes Unitymedia and KBW. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment's revenue and operating cash flow. As we have the ability to control Telenet and the VTR Group, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Year ended December 31,
	2011		2010		2009
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
UPC Broadband Division:
Germany	$1,450.0	$863.7	$1,146.6	$659.8	$—	$—
The Netherlands	1,273.4	755.3	1,156.8	673.9	1,139.7	663.9
Switzerland	1,292.3	727.8	1,076.8	593.9	1,020.6	561.9
Other Western Europe	883.6	412.8	820.3	377.5	835.3	389.9
Total Western Europe	4,899.3	2,759.6	4,200.5	2,305.1	2,995.6	1,615.7
Central and Eastern Europe	1,122.5	548.0	1,001.5	496.8	1,008.1	526.0
Central and other	122.7	(140.5)	108.6	(120.3)	113.6	(110.5)
Total UPC Broadband Division	6,144.5	3,167.1	5,310.6	2,681.6	4,117.3	2,031.2
Telenet (Belgium)	1,918.5	967.0	1,727.2	872.8	1,674.6	832.6
VTR Group (Chile)	889.0	341.2	798.2	327.7	700.8	288.4
Corporate and other	645.2	7.0	608.6	(0.4)	548.9	(5.5)
Intersegment eliminations	(86.4)	—	(80.4)	—	(78.1)	—
Total	$9,510.8	$4,482.3	$8,364.2	$3,881.7	$6,963.5	$3,146.7

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Year ended December 31,
	2011	2010	2009
	in millions
Total segment operating cash flow from continuing operations	$4,482.3	$3,881.7	$3,146.7
Stock-based compensation expense	(131.3)	(111.0)	(113.2)
Depreciation and amortization	(2,457.0)	(2,251.5)	(1,991.3)
Impairment, restructuring and other operating charges, net	(75.6)	(125.6)	(138.1)
Operating income	1,818.4	1,393.6	904.1
Interest expense	(1,455.2)	(1,283.6)	(807.6)
Interest and dividend income	73.2	36.2	46.1
Realized and unrealized losses on derivative instruments, net	(60.4)	(1,152.3)	(1,118.2)
Foreign currency transaction gains (losses), net	(572.6)	(237.1)	126.9
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(155.1)	127.8	(22.1)
Losses on debt modification, extinguishment and conversion, net	(218.4)	(29.8)	(33.4)
Other expense, net	(5.7)	(5.4)	(0.7)
Loss from continuing operations before income taxes	$(575.8)	$(1,150.6)	$(904.9)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2011	2010	2011	2010
	in millions
UPC Broadband Division:
Germany	$10,681.4	$6,137.9	$11,105.6	$6,443.5
The Netherlands	2,323.4	2,384.4	2,581.9	2,285.1
Switzerland	4,635.8	4,752.2	5,057.6	5,229.8
Other Western Europe	1,892.0	1,961.9	1,957.3	2,029.4
Total Western Europe	19,532.6	15,236.4	20,702.4	15,987.8
Central and Eastern Europe	2,744.2	2,234.6	2,860.0	2,336.7
Central and other	298.5	230.6	1,685.7	2,598.3
Total UPC Broadband Division	22,575.3	17,701.6	25,248.1	20,922.8
Telenet (Belgium)	4,583.6	4,722.2	5,424.1	5,902.7
VTR Group (Chile)	1,220.8	1,292.7	1,451.6	1,559.4
Corporate and other	785.3	848.9	3,239.7	3,915.8
Total - continuing operations	29,165.0	24,565.4	35,363.5	32,300.7
Discontinued operations (a)	770.1	576.0	1,045.7	1,028.1
Total	$29,935.1	$25,141.4	$36,409.2	$33,328.8
______________

(a)	At December 31, 2011, the long-lived assets of Austar are presented in long-term assets of discontinued operations in our consolidated balance sheet.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Capital Expenditures of our Reportable Segments

The capital expenditures of our reportable segments (excluding capital additions financed under vendor financing or capital lease arrangements) are presented below. For additional information concerning capital additions financed under vendor financing and capital lease arrangements see note 8.

	Year ended December 31,
	2011	2010	2009
	in millions
UPC Broadband Division:
Germany	$360.0	$276.5	$—
The Netherlands	193.3	166.5	149.5
Switzerland	210.9	204.5	255.4
Other Western Europe	200.3	190.6	238.8
Total Western Europe	964.5	838.1	643.7
Central and Eastern Europe	180.8	189.2	281.5
Central and other	141.7	123.7	107.6
Total UPC Broadband Division	1,287.0	1,151.0	1,032.8
Telenet (Belgium)	363.8	313.6	368.3
VTR Group (Chile)	234.1	187.5	155.6
Corporate and other	42.1	38.4	34.7
Total	$1,927.0	$1,690.5	$1,591.4

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2011	2010	2009
	in millions
Subscription revenue (a):
Video	$4,405.2	$3,915.5	$3,118.4
Broadband internet	2,203.7	1,913.6	1,739.4
Telephony	1,294.5	1,130.0	951.2
Total subscription revenue	7,903.4	6,959.1	5,809.0
Other revenue (b)	1,607.4	1,405.1	1,154.5
Total	$9,510.8	$8,364.2	$6,963.5
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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2011	2010	2009
	in millions
Europe:
UPC Broadband Division:
Germany	$1,450.0	$1,146.6	$—
The Netherlands	1,273.4	1,156.8	1,139.7
Switzerland	1,292.3	1,076.8	1,020.6
Austria	453.4	449.0	483.9
Ireland	430.2	371.3	351.4
Poland	390.7	316.3	277.9
Hungary	270.9	251.7	277.9
The Czech Republic	251.9	225.3	225.1
Romania	143.5	147.5	161.1
Slovakia	65.5	60.7	66.1
Other (a)	122.7	108.6	113.6
Total UPC Broadband Division	6,144.5	5,310.6	4,117.3
Belgium	1,918.5	1,727.2	1,674.6
Chellomedia:
Poland	118.6	111.7	73.3
The Netherlands	108.4	111.8	106.3
Spain	73.2	65.8	48.7
Hungary	66.8	49.6	50.1
Other (b)	133.6	128.5	131.9
Total Chellomedia	500.6	467.4	410.3
Intersegment eliminations	(86.4)	(80.4)	(78.1)
Total Europe	8,477.2	7,424.8	6,124.1
The Americas:
Chile	889.0	798.2	700.8
Other (c)	144.6	141.2	138.6
Total - The Americas	1,033.6	939.4	839.4
Total	$9,510.8	$8,364.2	$6,963.5
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Slovakia and Romania.

(b)	Chellomedia's other geographic segments are located primarily in Portugal, Romania, the United Kingdom, the Czech Republic, Slovakia and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and programming services in Argentina.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2011	2010
	in millions
Europe:
UPC Broadband Division:
Germany	$10,681.4	$6,137.9
The Netherlands	2,323.4	2,384.4
Switzerland	4,635.8	4,752.2
Austria	1,141.1	1,193.1
Ireland	750.9	768.8
Poland	1,086.7	406.8
Hungary	561.6	652.5
The Czech Republic	762.5	809.9
Romania	205.9	229.6
Slovakia	127.5	135.8
Other (a)	298.5	230.6
Total UPC Broadband Division	22,575.3	17,701.6
Belgium	4,583.6	4,722.2
Chellomedia:
Spain	109.8	119.4
Hungary	98.4	129.5
United Kingdom	80.8	93.0
The Netherlands	32.3	34.2
The Czech Republic	28.2	30.7
Poland	1.8	1.7
Total Chellomedia	351.3	408.5
Other	4.2	3.5
Total Europe	27,514.4	22,835.8
The Americas:
Chile	1,220.8	1,292.7
U.S. (b)	56.9	59.6
Other (c)	372.9	377.3
Total - The Americas	1,650.6	1,729.6
Total - continuing operations	29,165.0	24,565.4
Discontinued operations (d)	770.1	576.0
Total	$29,935.1	$25,141.4
_______________

(a)	Primarily represents long-lived assets of the UPC Broadband Division's central operations, which are located in the Netherlands.

(b)	Primarily represents the assets of our corporate category.

(c)	Primarily represents a less significant operating segment that provides broadband communications in Puerto Rico.

(d)	At December 31, 2011, the long-lived assets of Austar are presented in long-term assets of discontinued operations in our consolidated balance sheet.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(18)    Quarterly Financial Information (Unaudited)

	2011
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,432.3	$2,618.6	$2,607.9	$2,404.5
Effect of reclassification of Austar to discontinued operations (note 4)	(174.4)	(189.0)	(189.1)	—
As adjusted	$2,257.9	$2,429.6	$2,418.8	$2,404.5
Operating income:
As previously reported	$577.6	$530.8	$521.9	$408.2
Effect of reclassification of Austar to discontinued operations (note 4)	(144.7)	(36.6)	(38.8)	—
As adjusted	$432.9	$494.2	$483.1	$408.2
Net earnings (loss) attributable to LGI stockholders	$342.4	$(347.0)	$(333.1)	$(435.0)
Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2):
Basic	$1.42	$(1.37)	$(1.18)	$(1.58)
Diluted	$1.22	$(1.37)	$(1.18)	$(1.58)

	2010
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,175.7	$2,168.8	$2,246.8	$2,425.6
Effect of reclassification of Austar to discontinued operations (note 4)	(156.4)	(156.5)	(162.8)	(177.0)
As adjusted	$2,019.3	$2,012.3	$2,084.0	$2,248.6
Operating income:
As previously reported	$303.6	$327.1	$446.7	$417.8
Effect of reclassification of Austar to discontinued operations (note 4)	(27.8)	(21.2)	(21.9)	(30.7)
As adjusted	$275.8	$305.9	$424.8	$387.1
Net earnings (loss) attributable to LGI stockholders	$736.6	$(684.4)	$278.5	$57.5
Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2):
Basic	$2.75	$(2.66)	$1.15	$0.24
Diluted	$2.75	$(2.66)	$0.99	$0.22

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

(19)    Subsequent Events

UPCB Finance VI Senior Secured Notes

On February 7, 2012, UPCB Finance VI Limited (UPCB Finance VI), issued $750.0 million principal amount of 6.875% senior secured notes (the UPCB VI Notes), at par. The UPCB VI Notes mature on January 15, 2022. UPCB Finance VI is incorporated under the laws of the Cayman Islands, as a special purpose financing company, for the primary purpose of facilitating the offering of the UPCB VI Notes and is owned 100% by a charitable trust. UPCB Finance VI, which has no material business operations, used the proceeds from the UPCB VI Notes, together with fees payable to it by UPC Financing pursuant to a fee letter between the parties, to fund a new additional facility (Facility AD) under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower. The proceeds from Facility AD were used to repay in full amounts outstanding under Facilities M, N and O of the UPC Broadband Holding Bank Facility.

UPCB Finance VI is dependent on payments from UPC Financing under Facility AD in order to service its payment obligations under the UPCB VI Notes. Although UPC Financing has no equity or voting interest in UPCB Finance VI, the Facility AD loan creates a variable interest in UPCB Finance VI for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate UPCB Finance VI following the issuance of the UPCB VI Notes. As such, the amounts outstanding under Facility AD will eliminate in LGI's consolidated financial statements.

The UPCB VI Notes have been issued pursuant to an indenture (the Indenture), dated February 7, 2012. Facility AD is made pursuant to an additional Facility AD accession agreement (the Facility AD Accession Agreement). Pursuant to the Facility AD Accession Agreement, the call provisions, maturity and applicable interest rate for Facility AD are the same as those of the UPCB VI Notes. UPCB Finance VI, as a lender under the UPC Broadband Holding Bank Facility, is treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections that are similar to those afforded to the other lenders. Through the covenants in the Indenture and the security interests over (i) all of the issued shares of UPCB Finance VI and (ii) UPCB Finance VI's rights under Facility AD granted to secure the obligations of UPCB Finance VI under the UPCB VI Notes, the holders of the UPCB VI Notes are provided indirectly with the benefits, rights and protections granted to UPCB Finance VI as a lender under the UPC Broadband Holding Bank Facility.

The UPCB VI Notes are non-callable until January 15, 2017. If, however, at any time prior to January 15, 2017, all or a portion of Facility AD is voluntarily prepaid (and Early Redemption Event), UPCB Finance VI will be required to redeem an aggregate principal amount of the UPCB VI Notes equal to the principal amount of Facility AD prepaid, not to exceed an amount equal to 10% of the original aggregate principal amount of the UPCB VI Notes during each twelve-month period commencing on February 7, 2012, at a redemption price equal to 103% of the principal amount of the UPCB VI Notes redeemed plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date. To the extent that, during any such twelve-month period prior to January 15, 2017, the principal amount of Facility AD prepaid is greater than 10% of the original aggregate principal amount of the UPCB VI Notes, UPCB Finance VI will also be required to redeem an aggregate principal amount of the UPCB VI Notes equal to such excess amount at a redemption price equal to the sum of (i) 100% of the principal amount of the UPCB VI Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price thereof on January 15, 2017, as set forth in the table below, plus (2) all required remaining scheduled interest payments thereon due through January 15, 2017 (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the Indenture, over (b) the principal amount of the UPCB VI Notes so redeemed on the redemption date and (iii) accrued but unpaid interest and Additional Amounts (as defined in the Indenture), if any, to the applicable redemption date.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2011, 2010 and 2009

On or after January 15, 2017, upon the occurrence of an Early Redemption Event, UPCB Finance VI will redeem an aggregate principal amount of the UPCB VI Notes equal to the principal amount of Facility AD prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on January 15 of the years set out below:

Redemption Price

2017	103.438%
2018	102.292%
2019	101.146%
2020 and thereafter	100.000%

New Term Loan under Telenet Credit Facility

On February 17, 2012, Telenet International entered into an additional facility accession agreement (the Additional Facility T Accession Agreement) under the Telenet Credit Facility.  Pursuant to the Additional Facility T Accession Agreement, certain lenders agreed to provide a new term loan facility in an aggregate principal amount of €175.0 million ($226.8 million) (Facility T). Facility T matures on December 31, 2018 and bears interest at a rate of EURIBOR plus 3.50%.

PART III
The capitalized terms used in PART III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2012.

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
We intend to file our definitive proxy statement for our 2012 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2012.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The capitalized terms used in Item 12 of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries. The following table sets forth information as of December 31, 2011 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
LGI Incentive Plan (3):
LGI Series A common stock	4,297,054	$28.87	11,639,553
LGI Series C common stock	4,222,916	$28.00
LGI Directors Incentive Plan (4) (5):
LGI Series A common stock	344,548	$28.47	9,055,190
LGI Series C common stock	347,442	$27.36
The Transitional Plan (5) (6):
LGI Series A common stock	130,478	$17.51
LGI Series C common stock	134,668	$16.59
UGC Plans (7):
LGI Series A common stock	505,505	$17.09
LGI Series C common stock	501,694	$26.52
Equity compensation plans not approved by security holders:
None	—		—
Totals:
LGI Series A common stock	5,277,585		20,694,743
LGI Series C common stock	5,206,720
 ____________

(1)
This table includes SARs with respect to 3,694,198 and 3,671,981 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2011 and excluding any related tax effects, 1,202,602 and 1,165,549 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2011. For further information, see note 12 to our consolidated financial statements.

(2)
In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards (including PSUs) with respect to an aggregate of 1,463,279 shares of LGI Series A common stock and 1,463,458 shares of LGI Series C common stock.

(3)	The LGI Incentive Plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject

III-2

to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2011, an aggregate of 11,639,553 shares of common stock were available for issuance pursuant to the incentive plan.

(4)
The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2011, an aggregate of 9,055,190 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than five million shares may consist of LGI Series B shares).

(5)
Prior to LGI International’s spin off from Liberty Media, Liberty Media approved the non-employee director incentive plan and the Transitional Plan in its capacity as the then sole shareholder of LGI International.

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

(7)
The UGC Plans are comprised of the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective June 1, 1993, amended and restated as of January 22, 2004; the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004; and the UnitedGlobalCom, Inc. Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in connection with the June 2005 combination of LGI International and UGC. No additional awards will be made under these plans.

III-3

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-65 of this Annual Report.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 -- Articles of Incorporation and Bylaws:
3.1
Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 2010 10-K).
4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the 2010 10-K).
4.2	Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the 2010 10-K).
4.3	Specimen certificate for shares of the Registrant's Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the 2010 10-K).
4.4
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility).*

4.5
Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC as Facility Agent, to the UPC Broadband Holding Bank Facility.*

4.6
Additional Facility M Accession Agreement, dated April 12, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 000-51360) (the April 2007 8-K)).

4.7
Additional Facility M Accession Agreement, dated April 13, 2007, among UPC Broadband Holding, UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2007 8-K).

4.8
Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).

4.9
Additional Facility N Accession Agreement, dated May 11, 2007 among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).

4.10
Additional Facility M Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the May 2007 8-K)).

4.11
Additional Facility N Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2007 8-K).

4.12
Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).

4.13
Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.14
Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.15
Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.16
Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.17
Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.18
Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.19
Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.20
Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 3, 2009 (File No. 000-51360)).

4.21
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.22
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.23
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.24
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.25
Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 18, 2009 (File No. 000-51360)).

4.26
Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360) (the November 2009 8-K)).

4.27
Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.28
Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.29
Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.30
Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.31
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.32
Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 25, 2010 (File No. 000-51360)).

4.33
Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360) (the April 2010 8-K)).

4.34
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.35
Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the April 2010 8-K).

4.36
Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility X Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 4, 2010 (File No. 000-51360)).

4.37
Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 28, 2010 (File No. 000-51360)).

4.38
Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 7, 2010 (File No. 000-51360)).

4.39
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.40
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.41
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.42
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.43
Additional Facility AA Accession Agreement, dated July 26, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 27, 2011 (File No. 000-51360)).

4.44
Additional Facility AA2 Accession Agreement, dated August 2, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA2 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 2, 2011 (File No. 000-51360)).

4.45
Additional Facility AA3 Accession Agreement, dated September 6, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA3 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 6, 2011 (File No. 000-51360)).

4.46
Additional Facility AB Accession Agreement, dated October 25, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and Citibank N.A., London and Goldman Sachs Bank USA, as Additional Facility AB Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 26, 2011 (File No. 000-51360)).

4.47
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility.*

4.48
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility.*

4.49
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.50
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.51
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

4.52
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to the 2010 10-K).

4.53
Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.51 to the 2010 10-K).

4.54
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the 2010 10-K).

4.55
Telenet Additional Facility P Accession Agreement, dated June 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011 (File No. 000-51360)).

4.56
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.57
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.58
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 29, 2011) (File No. 000-51360)).

4.59
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2012) (File No. 000-51360)).

4.60
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.61
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 8 1/8% Senior Secured Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.62
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*

4.63	Supplemental Indenture dated as of March 2, 2010, among the guarantors listed therein, UPC Germany GmbH and The Bank of New York, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*
4.64
Supplemental Indenture dated as of August 31, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*

4.65
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 9 5/8 Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

4.66	Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*
4.67	Supplemental Indenture dated as of March 2, 2010, between, among others, UPC Germany GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*

4.68	Supplemental Indenture dated as of August 31, 2010, among UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*
4.69
Indenture dated March 31, 2011 between, among others, Kabel BW Erste Beteiligungs GmbH and Kabel Baden-Württemberg GmbH & Co. KG, as co-issuers, and The Bank of New York Mellon, London Branch, as trustee, registrar, transfer agent and principal paying agent, and Deutsche Bank AG, London Branch, as security trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 15, 2011 (File No. 000-51360) (the December 2011 8-K)).

4.70
Accession Agreement dated August 31, 2011 between the Kabel BW GmbH, Kabel BW Erste Beteiligungs GmbH and The Bank of New York Mellon, London Branch, as trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.2 to the December 2011 8-K).

4.71
Supplemental Indenture dated August 31, 2011 between the Kabel BW GmbH, Kabel BW Erste Beteiligungs GmbH and The Bank of New York Mellon, London Branch, as trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.3 to the December 2011 8-K).

4.72
Indenture dated March 31, 2011 between, among others, Musketeer GmbH and The Bank of New York Mellon, London Branch, as trustee, registrar, transfer agent and principal paying agent, and Deutsche Bank AG, London Branch, as security trustee (relating to the Senior Notes) (incorporated by reference to Exhibit 4.4 to the December 2011 8-K).

4.73	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan).*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
10.3
Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 of the 2010 10-K).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.6
Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006 (the Director Plan).*
10.8	Form of Restricted Shares Agreement under the Director Plan.*
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.9 of the 2010 10-K).
10.10
Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012).*
10.12
Liberty Global, Inc. 2010 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 19, 2010 (File No. 000-51360)).

10.13
Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed April 1, 2010 (File No. 000-51360)).

10.14
Liberty Global, Inc. 2011 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.15
Liberty Global, Inc. 2011 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 23, 2011 (File No. 000-51360)).

10.16
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.17
Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of November 20, 2009) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.18
Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed February 23, 2009 (File No. 000-51360)).

10.19	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2011).*
10.20	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*
10.21	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 10.22 to the 2009 10-K).
10.22	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 10.25 to the 2010 10-K).
10.23	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 10.26 to the 2010 10-K).
10.24
UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360)).

10.25
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.26	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the 2009 10-K).
10.27	Form of Indemnification Agreement between the Registrant and its Directors.*
10.28	Form of Indemnification Agreement between the Registrant and its Executive Officers.*
10.29	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.30	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 4, 2009 (File No. 000-51630)).
10.31	Form of Aircraft Time Sharing Agreement (7X).*
10.32	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.33
Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O'Neill (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2007 (File No. 000-51360) (the November 8, 2007 10-Q)).

10.34	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O'Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.35	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O'Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.36
Modifications to awards made to J. Shane O'Neill, the Registrant's Chief Strategy Officer, under the Registrant's 2005 Incentive Plan (as Amended and Restated October 31, 2005) (description of said modification is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed July 29, 2011 (File No. 000-51360)).

10.37	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.38
Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

10.39
Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l. (incorporated by reference to Exhibit 10.8 to the May 4, 2011 10-Q).

10.40	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.9 to the May 4, 2011 10-Q).
10.41
Confirmation of a Cash Settled Share Swap Transaction, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.10 to the May 4, 2011 10-Q).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*     Filed herewith
**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated:	February 22, 2012	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 22, 2012
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 22, 2012
Michael T. Fries

/s/ JOHN P. COLE	Director	February 22, 2012
John P. Cole

/s/ MIRANDA CURTIS	Director	February 22, 2012
Miranda Curtis

/s/ JOHN W. DICK	Director	February 22, 2012
John W. Dick

/s/ PAUL A. GOULD	Director	February 22, 2012
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 22, 2012
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 22, 2012
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 22, 2012
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 22, 2012
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 22, 2012
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	February 22, 2012
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	February 22, 2012
Bernard G. Dvorak	Officer (Principal Accounting Officer)

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2011	2010
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$256.1	$1,031.8
Deferred income taxes	111.7	16.5
Income taxes receivable	40.6	—
Other current assets	1.0	1.3
Total current assets	409.4	1,049.6
Investments in consolidated subsidiaries, including intercompany balances	2,427.8	2,746.9
Property and equipment, at cost	3.9	3.7
Accumulated depreciation	(2.3)	(1.8)
Property and equipment, net	1.6	1.9
Deferred income taxes	26.9	—
Other assets, net	0.1	14.5
Total assets	$2,865.8	$3,812.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7.5	$7.5
Accrued liabilities and other	16.0	19.1
Total current liabilities	23.5	26.6
LGI Convertible Notes	—	660.5
Deferred income taxes	—	66.1
Other long-term liabilities	36.9	15.1
Total liabilities	60.4	768.3
Commitments and contingencies
Stockholders' Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 146,266,629 and 119,049,061 shares, respectively	1.5	1.2
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,239,144 and 10,242,728 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 118,470,699 and 113,317,514 shares, respectively	1.2	1.1
Additional paid-in capital	3,964.6	3,500.7
Accumulated deficit	(2,671.5)	(1,898.8)
Accumulated other comprehensive earnings, net of taxes	1,509.5	1,440.3
Total stockholders' equity	2,805.4	3,044.6
Total liabilities and stockholders' equity	$2,865.8	$3,812.9

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,
	2011	2010	2009
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$96.0	$102.5	$114.6
Depreciation and amortization	0.6	0.6	0.5
Other operating charges	—	—	0.1
Operating loss	(96.6)	(103.1)	(115.2)
Non-operating income (expense):
Interest expense, net	(36.3)	(71.7)	(9.7)
Loss on debt conversion	(187.2)	—	—
Other income, net	—	1.7	—
	(223.5)	(70.0)	(9.7)
Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(320.1)	(173.1)	(124.9)
Equity in earnings (losses) of consolidated subsidiaries, net	(552.6)	500.7	(330.7)
Income tax benefit	100.0	60.6	43.5
Net earnings (loss)	$(772.7)	$388.2	$(412.1)

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,
	2011	2010	2009
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(772.7)	$388.2	$(412.1)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	552.6	(500.7)	330.7
Stock-based compensation expense	38.2	44.6	55.1
Depreciation and amortization	0.6	0.6	0.5
Amortization of deferred financing costs and non-cash interest accretion	16.5	31.4	4.7
Loss on debt conversion	187.2	—	—
Foreign currency transaction gains, net	—	(2.0)	—
Deferred income tax expense (benefit)	(98.3)	112.2	(64.1)
Excess tax benefits from stock-based compensation	(38.4)	(43.3)	—
Changes in operating assets and liabilities:
Receivables and other operating assets	(2.3)	2.7	(2.0)
Payables and accruals	(7.0)	(452.9)	11.8
Net cash used by operating activities	(123.6)	(419.2)	(75.4)

Cash flows from investing activities:
Distributions and advances from (contributions to) subsidiaries and affiliates, net	447.5	2,325.8	(441.7)
Capital expenditures	(2.4)	(0.5)	(0.6)
Net cash provided (used) by investing activities	445.1	2,325.3	(442.3)

Cash flows from financing activities:
Repurchase of LGI common stock	(912.6)	(884.9)	(416.3)
Payment of exchange offer consideration	(187.5)	—	—
Payment of net settled employee withholding taxes on stock incentive awards	(68.2)	(20.1)	(19.0)
Excess tax benefits from stock-based compensation	38.4	43.3	—
Proceeds from issuance of LGI common stock upon exercise of stock options	32.7	70.8	11.4
Repayments and repurchases of debt	—	(89.2)	(90.1)
Borrowings of debt	—	—	935.0
Proceeds from issuance of LGI common stock to a third party, net	—	—	126.6
Payment of financing costs	—	—	(24.2)
Net cash provided (used) by financing activities	(1,097.2)	(880.1)	523.4
Net increase (decrease) in cash and cash equivalents	(775.7)	1,026.0	5.7
Cash and cash equivalents:
Beginning of period	1,031.8	5.8	0.1
End of period	$256.1	$1,031.8	$5.8

LIBERTY GLOBAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts—Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposals/ discontinued operations	Balance at end of period
	in millions
Year ended December 31:
2009	$144.6	65.9	0.4	(73.2)	7.4	(2.6)	$142.5
2010	$142.5	78.7	25.4	(92.5)	(2.3)	(5.2)	$146.6
2011	$146.6	74.4	12.5	(80.6)	(8.0)	(0.9)	$144.0

EXHIBIT INDEX

3 -- Articles of Incorporation and Bylaws:
3.1
Restated Certificate of Incorporation of the Registrant, dated June 15, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 2010 10-K).
4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen certificate for shares of the Registrant's Series A common stock, par value $.01 per share (incorporated by reference to Exhibit 4.1 to the 2010 10-K).
4.2	Specimen certificate for shares of the Registrant's Series B common stock, par value $.01 per share (incorporated by reference to Exhibit 4.2 to the 2010 10-K).
4.3	Specimen certificate for shares of the Registrant's Series C Common Stock, par value $.01 per share (incorporated by reference to Exhibit 4.3 to the 2010 10-K).
4.4
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility).*

4.5
Amendment Letter, dated December 11, 2006, among UPC Broadband Holding and UPC Financing as Borrowers, the guarantors listed therein and Toronto Dominion (Texas) LLC as Facility Agent, to the UPC Broadband Holding Bank Facility.*

4.6
Additional Facility M Accession Agreement, dated April 12, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007 (File No. 000-51360) (the April 2007 8-K)).

4.7
Additional Facility M Accession Agreement, dated April 13, 2007, among UPC Broadband Holding, UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2007 8-K).

4.8
Additional Facility M Accession Agreement, dated May 4, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC, as Facility Agent, TD Bank Europe Limited, as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2007 (File No. 000-51360) (the May 10, 2007 10-Q)).

4.9
Additional Facility N Accession Agreement, dated May 11, 2007 among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe as Security Agent, and the Additional Facility N Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 15, 2007 (File No. 000-51360)).

4.10
Additional Facility M Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility M Lenders listed therein, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2007 (File No. 000-51360) (the May 2007 8-K)).

4.11
Additional Facility N Accession Agreement, dated May 18, 2007, among UPC Broadband Holding, UPC Financing as Borrower, Toronto Dominion (Texas) LLC as Facility Agent and TD Bank Europe Limited as Security Agent, and the Additional Facility N Lenders listed therein under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2007 8-K).

4.12
Additional Facility O Accession Agreement dated August 12, 2008, among UPC Broadband Holding as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility O Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 21, 2008 (File No. 000-51360)).

4.13
Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.14
Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.15
Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.16
Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.17
Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360) (the May 2009 8-K)).

4.18
Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.19
Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.20
Additional Facility U Accession Agreement, dated June 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 3, 2009 (File No. 000-51360)).

4.21
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.22
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360) (the September 2009 8-K)).

4.23
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.24
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.25
Additional Facility T Accession Agreement, dated September 17, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 18, 2009 (File No. 000-51360)).

4.26
Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360) (the November 2009 8-K)).

4.27
Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.28
Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.29
Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.30
Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.31
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.32
Additional Facility W Accession Agreement, dated March 24, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 25, 2010 (File No. 000-51360)).

4.33
Additional Facility W Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360) (the April 2010 8-K)).

4.34
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.35
Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the April 2010 8-K).

4.36
Additional Facility X Accession Agreement, dated May 4, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility X Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 4, 2010 (File No. 000-51360)).

4.37
Additional Facility T Accession Agreement, dated May 27, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 28, 2010 (File No. 000-51360)).

4.38
Additional Facility W Accession Agreement, dated July 2, 2010, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent, The Bank of Nova Scotia as Security Agent, and Scotiabank Europe plc as an Additional Facility W Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 7, 2010 (File No. 000-51360)).

4.39
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.40
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.41
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.42
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.43
Additional Facility AA Accession Agreement, dated July 26, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 27, 2011 (File No. 000-51360)).

4.44
Additional Facility AA2 Accession Agreement, dated August 2, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA2 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 2, 2011 (File No. 000-51360)).

4.45
Additional Facility AA3 Accession Agreement, dated September 6, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA3 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 6, 2011 (File No. 000-51360)).

4.46
Additional Facility AB Accession Agreement, dated October 25, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and Citibank N.A., London and Goldman Sachs Bank USA, as Additional Facility AB Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 26, 2011 (File No. 000-51360)).

4.47
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility.*

4.48
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility.*

4.49
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.50
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.51
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the October 2010 8-K).

4.52
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to the 2010 10-K).

4.53
Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.51 to the 2010 10-K).

4.54
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the 2010 10-K).

4.55
Telenet Additional Facility P Accession Agreement, dated June 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed August 2, 2011 (File No. 000-51360)).

4.56
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.57
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.58
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 29, 2011) (File No. 000-51360)).

4.59
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2012) (File No. 000-51360)).

4.60
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.61
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 8 1/8% Senior Secured Notes due 2017) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.62
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*

4.63	Supplemental Indenture dated as of March 2, 2010, among the guarantors listed therein, UPC Germany GmbH and The Bank of New York, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*
4.64
Supplemental Indenture dated as of August 31, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 8 1/8% Senior Secured Notes due 2017).*

4.65
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 9 5/8 Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

4.66	Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*
4.67	Supplemental Indenture dated as of March 2, 2010, between, among others, UPC Germany GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*
4.68	Supplemental Indenture dated as of August 31, 2010, among UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 9 5/8% Senior Secured Notes due 2019).*
4.69
Indenture dated March 31, 2011 between, among others, Kabel BW Erste Beteiligungs GmbH and Kabel Baden-Württemberg GmbH & Co. KG, as co-issuers, and The Bank of New York Mellon, London Branch, as trustee, registrar, transfer agent and principal paying agent, and Deutsche Bank AG, London Branch, as security trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 15, 2011 (File No. 000-51360) (the December 2011 8-K)).

4.70
Accession Agreement dated August 31, 2011 between the Kabel BW GmbH, Kabel BW Erste Beteiligungs GmbH and The Bank of New York Mellon, London Branch, as trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.2 to the December 2011 8-K).

4.71
Supplemental Indenture dated August 31, 2011 between the Kabel BW GmbH, Kabel BW Erste Beteiligungs GmbH and The Bank of New York Mellon, London Branch, as trustee (relating to the Senior Secured Notes) (incorporated by reference to Exhibit 4.3 to the December 2011 8-K).

4.72
Indenture dated March 31, 2011 between, among others, Musketeer GmbH and The Bank of New York Mellon, London Branch, as trustee, registrar, transfer agent and principal paying agent, and Deutsche Bank AG, London Branch, as security trustee (relating to the Senior Notes) (incorporated by reference to Exhibit 4.4 to the December 2011 8-K).

4.73	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 -- Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan).*
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
10.3
Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.4	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 of the 2010 10-K).
10.5	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.6
Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006 (the Director Plan).*
10.8	Form of Restricted Shares Agreement under the Director Plan.*
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.9 of the 2010 10-K).
10.10
Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012).*
10.12
Liberty Global, Inc. 2010 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 19, 2010 (File No. 000-51360)).

10.13
Liberty Global, Inc. 2010 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed April 1, 2010 (File No. 000-51360)).

10.14
Liberty Global, Inc. 2011 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.15
Liberty Global, Inc. 2011 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 23, 2011 (File No. 000-51360)).

10.16
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.17
Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of November 20, 2009) (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.18
Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K filed February 23, 2009 (File No. 000-51360)).

10.19	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2011).*
10.20	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*
10.21	Liberty Media International, Inc. Transitional Stock Adjustment Plan (the Transitional Plan) (incorporated by reference to Exhibit 10.22 to the 2009 10-K).
10.22	Form of Non-Qualified Stock Option Exercise Price Amendment under the Transitional Plan (incorporated by reference to Exhibit 10.25 to the 2010 10-K).
10.23	Form of Non-Qualified Stock Option Amendment under the Transitional Plan (incorporated by reference to Exhibit 10.26 to the 2010 10-K).
10.24
UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed March 1, 2007 (File No. 000-51360)).

10.25
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.26	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the 2009 10-K).

10.27	Form of Indemnification Agreement between the Registrant and its Directors.*
10.28	Form of Indemnification Agreement between the Registrant and its Executive Officers.*
10.29	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.30	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 4, 2009 (File No. 000-51630)).
10.31	Form of Aircraft Time Sharing Agreement (7X).*
10.32	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.33
Employment Agreement, effective November 1, 2007, between Liberty Global Services II, LLC and Shane O'Neill (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed November 8, 2007 (File No. 000-51360) (the November 8, 2007 10-Q)).

10.34	Executive Service Agreement, effective November 1, 2007, between Chellomedia Services Ltd. and Shane O'Neill (incorporated by reference to Exhibit 10.3 to the November 8, 2007 10-Q).
10.35	Deed of Indemnity, effective November 1, 2007, between the Registrant and Shane O'Neill (incorporated by reference to Exhibit 10.4 to the November 8, 2007 10-Q).
10.36
Modifications to awards made to J. Shane O'Neill, the Registrant's Chief Strategy Officer, under the Registrant's 2005 Incentive Plan (as Amended and Restated October 31, 2005) (description of said modification is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed July 29, 2011 (File No. 000-51360)).

10.37	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.38
Sale and Purchase Agreement, dated January 25, 2010, between LGI International, Inc. and KDDI Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 28, 2010 (File No. 000-51360)).

10.39
Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l. (incorporated by reference to Exhibit 10.8 to the May 4, 2011 10-Q).

10.40	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.9 to the May 4, 2011 10-Q).
10.41
Confirmation of a Cash Settled Share Swap Transaction, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.10 to the May 4, 2011 10-Q).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith