Form 10-Q
period 2012-03-31
Liberty Global, Inc.
filed 2012-05-10
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding shares of Liberty Global, Inc.’s common stock as of May 7, 2012 was:
Series A common stock — 145,008,757 shares;
Series B common stock — 10,229,544 shares; and
Series C common stock — 114,643,110 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,662.4	$1,651.2
Restricted cash	17.0	86.1
Trade receivables, net	797.5	910.5
Deferred income taxes	173.6	345.2
Current assets of discontinued operation (note 2)	317.8	275.6
Other current assets (note 4)	436.9	506.5
Total current assets	3,405.2	3,775.1
Investments (including $1,035.3 million and $970.1 million, respectively, measured at fair value) (note 3)	1,040.7	975.2
Property and equipment, net (note 6)	13,293.5	12,868.4
Goodwill (note 6)	13,808.5	13,289.3
Intangible assets subject to amortization, net (note 6)	2,792.9	2,812.5
Long-term assets of discontinued operation (note 2)	767.2	770.1
Other assets, net (note 4)	1,685.6	1,918.6
Total assets	$36,793.6	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2012	December 31, 2011
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$592.5	$645.7
Deferred revenue and advance payments from subscribers and others	995.3	847.6
Current portion of debt and capital lease obligations (note 7)	215.0	184.1
Derivative instruments (note 4)	593.8	601.2
Accrued interest	325.0	295.4
Accrued programming	242.6	213.1
Current liabilities of discontinued operation (note 2)	111.8	114.1
Other accrued and current liabilities	1,356.8	1,268.6
Total current liabilities	4,432.8	4,169.8
Long-term debt and capital lease obligations (note 7)	24,966.3	24,573.8
Long-term liabilities of discontinued operation (note 2)	750.0	746.5
Other long-term liabilities (note 4)	3,929.6	3,987.7
Total liabilities	34,078.7	33,477.8
Commitments and contingencies (notes 4, 7 and 13)
Equity (note 9):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 145,054,013 and 146,266,629 shares, respectively	1.5	1.5
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,229,544 and 10,239,144 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 115,956,829 and 118,470,699 shares, respectively	1.2	1.2
Additional paid-in capital	3,659.9	3,964.6
Accumulated deficit	(2,696.6)	(2,671.5)
Accumulated other comprehensive earnings, net of taxes	1,565.7	1,509.5
Total LGI stockholders	2,531.8	2,805.4
Noncontrolling interests	183.1	126.0
Total equity	2,714.9	2,931.4
Total liabilities and equity	$36,793.6	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2012	2011
	in millions, except per share amounts

Revenue (note 12)	$2,537.0	$2,257.9
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	897.7	812.0
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	471.4	417.9
Depreciation and amortization	670.7	589.0
Impairment, restructuring and other operating charges, net (note 2)	2.9	6.1
	2,042.7	1,825.0
Operating income	494.3	432.9
Non-operating income (expense):
Interest expense	(418.1)	(347.2)
Interest and dividend income	19.0	20.2
Realized and unrealized losses on derivative instruments, net (note 4)	(614.1)	(10.7)
Foreign currency transaction gains, net	479.0	384.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 3 and 5)	50.9	(93.6)
Losses on debt modifications and extinguishments (note 7)	(6.8)	(19.3)
Other expense, net	(0.3)	(3.3)
	(490.4)	(69.7)
Earnings from continuing operations before income taxes	3.9	363.2
Income tax expense (note 8)	(33.1)	(28.5)
Earnings (loss) from continuing operations	(29.2)	334.7
Earnings from discontinued operation, net of taxes (note 2)	38.1	89.3
Net earnings	8.9	424.0
Net earnings attributable to noncontrolling interests	(34.0)	(81.6)
Net earnings (loss) attributable to LGI stockholders	$(25.1)	$342.4

Basic earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(0.17)	$1.22
Discontinued operation	0.08	0.20
	$(0.09)	$1.42
Diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(0.17)	$1.05
Discontinued operation	0.08	0.17
	$(0.09)	$1.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended
	March 31,
	2012	2011
	in millions

Net earnings	$8.9	$424.0
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	60.1	(124.9)
Other	—	(2.8)
Other comprehensive earnings (loss)	60.1	(127.7)
Comprehensive earnings	69.0	296.3
Comprehensive earnings attributable to noncontrolling interests	(37.9)	(66.5)
Comprehensive earnings attributable to LGI stockholders	$31.1	$229.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	(25.1)	—	(25.1)	34.0	8.9
Other comprehensive earnings, net of taxes	—	—	—	—	—	56.2	56.2	3.9	60.1
Repurchase and cancellation of LGI common stock (note 9)	—	—	—	(232.4)	—	—	(232.4)	—	(232.4)
Stock-based compensation (note 10)	—	—	—	19.4	—	—	19.4	—	19.4
Telenet Share Repurchase Agreement (note 9)	—	—	—	(68.3)	—	—	(68.3)	2.5	(65.8)
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(16.0)	(16.0)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(23.4)	—	—	(23.4)	32.7	9.3
Balance at March 31, 2012	$1.5	$0.1	$1.2	$3,659.9	$(2,696.6)	$1,565.7	$2,531.8	$183.1	$2,714.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2012	2011
	in millions
Cash flows from operating activities:
Net earnings	$8.9	$424.0
Earnings from discontinued operation	(38.1)	(89.3)
Earnings (loss) from continuing operations	(29.2)	334.7
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	27.7	33.9
Depreciation and amortization	670.7	589.0
Impairment, restructuring and other operating charges, net	2.9	6.1
Amortization of deferred financing costs and non-cash interest accretion	16.0	24.1
Realized and unrealized losses on derivative instruments, net	614.1	10.7
Foreign currency transaction gains, net	(479.0)	(384.2)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	(50.9)	95.3
Losses on debt modifications and extinguishments	6.8	19.3
Deferred income tax expense	132.3	28.1
Excess tax benefits from stock-based compensation	(0.5)	(20.2)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(156.1)	(42.4)
Net cash provided by operating activities of discontinued operation	51.0	40.5
Net cash provided by operating activities	805.8	734.9
Cash flows from investing activities:
Capital expenditures	(521.3)	(489.6)
Cash paid in connection with acquisitions, net of cash acquired	(32.3)	(50.7)
Increase in KBW Escrow Account	—	(1,649.3)
Other investing activities, net	11.9	16.9
Net cash provided (used) by investing activities of discontinued operation	(24.3)	101.1
Net cash used by investing activities	$(566.0)	$(2,071.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2012	2011
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(1,106.4)	$(2,547.7)
Borrowings of debt	1,054.6	2,929.4
Repurchase of LGI common stock	(230.5)	(202.5)
Change in cash collateral	64.0	—
Payment of financing costs and debt premiums	(20.0)	(17.7)
Payment of net settled employee withholding taxes on stock incentive awards	(6.6)	(28.3)
Excess tax benefits from stock-based compensation	0.5	20.2
Other financing activities, net	(0.3)	0.6
Net cash used by financing activities of discontinued operation	—	(24.0)
Net cash provided (used) by financing activities	(244.7)	130.0
Effect of exchange rate changes on cash:
Continuing operations	42.5	142.2
Discontinued operation	2.0	4.1
Total	44.5	146.3
Net increase (decrease) in cash and cash equivalents:
Continuing operations	10.9	(1,182.1)
Discontinued operation	28.7	121.7
Net increase (decrease) in cash and cash equivalents	39.6	(1,060.4)
Cash and cash equivalents:
Beginning of period	1,860.1	3,847.5
End of period	1,899.7	2,787.1
Less cash and cash equivalents of discontinued operation at period end	(237.3)	—
Cash and cash equivalents of continuing operations at period end	$1,662.4	$2,787.1
Cash paid for interest:
Continuing operations	$377.8	$246.0
Discontinued operation	12.5	14.6
Total	$390.3	$260.6
Net cash paid (refunded) for taxes - continuing operations	$(1.7)	$14.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012
(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with continuing consolidated broadband communications and/or direct-to-home satellite (DTH) operations at March 31, 2012 in 13 countries, primarily in Europe and Chile. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia) and Kabel BW GmbH (KBW), both of which are wholly-owned subsidiaries of Liberty Global Europe, are collectively referred to as the "UPC Broadband Division." UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we are undertaking the launch of mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Liberty Global Europe's 50.4%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Through our 54.15%-owned subsidiary, Austar United Communications Limited (Austar), we provide DTH services in Australia. Effective December 31, 2011, we began reporting Austar as a discontinued operation. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheets and statements of operations and cash flows for all periods presented and the amounts presented in these notes relate only to our continuing operations unless otherwise indicated. For additional information regarding the pending disposition of Austar, see note 2.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2011 consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(2)    Acquisitions, Disposition and Discontinued Operation

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our then indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (KBW Musketeer) pursuant to a sale and purchase agreement dated March 21, 2011 with Oskar Rakso S.àr.l. (Oskar Rakso) as the seller (the KBW Acquisition). KBW Musketeer was the indirect parent company of KBW, Germany's third largest cable television operator in terms of number of subscribers. At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2's payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW's consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.9 million ($3,060.7 million at the transaction date) resulted in total consideration of €3,415.3 million ($4,442.6 million at the transaction date) before direct acquisition costs. As part of an internal reorganization that was effected through a series of mergers and consolidations, KBW Musketeer and its immediate subsidiary, Kabel BW Erste Beteiligungs GmbH, were merged into UPC Germany HC2 and UPC Germany HC2 was subsequently merged into KBW. As a result of these transactions, which were effective upon registration in March 2012, UPC Germany HoldCo 1 GmbH (UPC Germany HC1) became the immediate parent company of KBW and the issuer of the KBW Senior Notes (as defined and described in note 15). In May 2012, we completed certain reorganization, debt exchange and debt redemption transactions that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia consolidated borrowing group. For additional information, see note 15.

The KBW Acquisition was subject to approval by the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011 upon final agreement of certain commitments we made to address the competition concerns of the FCO, as outlined below:

(a)
The digital free-to-air television channels (as opposed to channels marketed in premium subscription packages) distributed on the networks of Unitymedia and KBW will be distributed in unencrypted form commencing January 1, 2013.  This commitment is consistent with KBW's current practice and generally covers free-to-air television channels in standard definition and high definition (HD). If, however, free-to-air television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of free-to-air HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees received by Unitymedia and KBW for each such free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the respective current rate card systems of Unitymedia and KBW as of January 1, 2012;

(b)
Effective January 1, 2012, Unitymedia and KBW waived their exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than the in-building distribution networks of Unitymedia and KBW to provide television, broadband internet or telephony services within the building;

(c)
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia or KBW, as applicable, will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia and KBW have waived their right to remove their in-building distribution networks; and

(d)
A special early termination right was granted with respect to certain of Unitymedia's and KBW's existing access agreements with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011.  The total number of dwelling units covered by the affected agreements was approximately 340,000 as of December 15, 2011, of which approximately 230,000 and 110,000 were located in the footprints of Unitymedia and KBW, respectively.  The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia or KBW, as applicable, for their unamortized investments in modernizing the in-building network based on an agreed formula.

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
March 31, 2012
(unaudited)

of these appeals will have any impact on the ongoing integration and development of our operations in Germany. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.

We have accounted for the KBW Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The acquisition accounting for KBW as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include long-lived assets, goodwill and income taxes.

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

Pro Forma Information

The following unaudited pro forma condensed operating results for the three months ended March 31, 2011 give effect to (i) the KBW Acquisition and (ii) the Aster Acquisition, as if they had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended
March 31, 2011
in millions, except per share amounts
Revenue:
Continuing operations	$2,494.3
Discontinued operation	174.4
Total	$2,668.7
Net earnings attributable to LGI stockholders	$347.5
Earnings attributable to LGI stockholders per share — Series A, Series B and Series C common stock:
Basic	$1.44
Diluted	$1.24

Disposition

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in earnings from discontinued operation, net of taxes, in our condensed consolidated statement of operations for the three months ended March 31, 2011.

Discontinued Operation

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL would acquire 100% of Austar's ordinary shares through a series of transactions (the Austar Transaction), one of which involved our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). The sales price under the transaction is AUD 1.52 ($1.58) in cash per share, which represents a total

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

equity sales price of AUD 1,932.7 million ($2,005.6 million) for a 100% interest in Austar (based on Austar ordinary shares outstanding at March 31, 2012) or AUD 1,046.5 million ($1,086.0 million) for our 54.15% interest in Austar.

The material conditions precedent to the closing of the Austar Transaction included (i) regulatory approvals regarding (a) competition, which approval was granted in April 2012 by the Australian Competition Authority and (b) foreign investment matters, which approval was received in December 2011, (ii) an independent expert's determination that the Austar Transaction is in the best interests of Austar's noncontrolling shareholders, which determination was received in December 2011, (iii) our receipt of a private letter ruling from the Internal Revenue Service confirming our intended treatment of the transaction, which ruling we received in November 2011, and (iv) approval by a majority in number of the voting noncontrolling shareholders who represent at least 75% of the votes cast by noncontrolling shareholders, which approval was received at the Austar shareholder meeting that was held on March 30, 2012.

On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by a loan from FOXTEL. It is currently expected that FOXTEL's acquisition of 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.58) per share will occur by the end of May 2012.

Effective December 31, 2011, we concluded that it was probable that all substantive conditions precedent to the closing of the Austar Transaction would be satisfied, and accordingly, we began reporting Austar as a discontinued operation in our condensed consolidated financial statements as of that date.

The summarized financial position of Austar as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	in millions

Cash and cash equivalents	$237.3	$208.9
Other current assets	80.5	66.7
Investments	62.6	61.9
Property and equipment, net	243.5	216.7
Goodwill	334.4	332.7
Other assets	126.7	158.8
Total assets	$1,085.0	$1,045.7

Current liabilities	$111.8	$114.1
Long-term debt and capital lease obligations	702.1	693.8
Other long-term liabilities	47.9	52.7
Total liabilities	861.8	860.6
Total equity	223.2	185.1
Total liabilities and equity	$1,085.0	$1,045.7

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The operating results of Austar, which are classified as a discontinued operation in our condensed consolidated statements of operations, are summarized in the following table:

	Three months ended
	March 31,
	2012	2011
	in millions

Revenue	$187.2	$174.4
Operating income	$65.0	$144.7
Earnings before income taxes and noncontrolling interests	$54.0	$126.5
Income tax expense	$15.9	$37.2
Earnings from discontinued operation attributable to LGI stockholders, net of taxes	$20.6	$48.6

(3)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2012	December 31, 2011
	in millions
Fair value:
Sumitomo (a)	$660.7	$617.9
Other (b)	374.6	352.2
Total - fair value	1,035.3	970.1
Equity	4.8	4.5
Cost	0.6	0.6
Total	$1,040.7	$975.2
_______________

(a)
At March 31, 2012, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at March 31, 2012. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(b)	Includes various fair value investments, the most significant of which is our 25.0% interest in Canal+ Cyfrowy Sp zoo (Cyfra+), a privately-held DTH operator in Poland.

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the Australian dollar (AUD). With the exception of certain of Austar's interest rate swaps, we generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2012			December 31, 2011
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$69.4	$384.6	$454.0	$155.8	$544.4	$700.2
Equity-related derivative contracts (c)	—	556.4	556.4	—	684.6	684.6
Foreign currency forward contracts	1.1	—	1.1	4.5	0.3	4.8
Other	1.8	2.5	4.3	1.7	2.1	3.8
Total	$72.3	$943.5	$1,015.8	$162.0	$1,231.4	$1,393.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$569.9	$1,742.1	$2,312.0	$576.6	$1,705.0	$2,281.6
Equity-related derivative contracts (c)	21.6	—	21.6	23.3	—	23.3
Foreign currency forward contracts	1.5	13.4	14.9	0.1	2.7	2.8
Other	0.8	1.2	2.0	1.2	1.8	3.0
Total	$593.8	$1,756.7	$2,350.5	$601.2	$1,709.5	$2,310.7
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2012 and December 31, 2011, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $30.9 million and $59.3 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $255.2 million and $255.1 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties' credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries' debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $22.3 million and ($25.2 million) during the three months ended March 31, 2012 and 2011, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2012	2011
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$(479.1)	$73.0
Equity-related derivative contracts (a)	(126.5)	(79.2)
Foreign currency forward contracts	(10.4)	(3.1)
Other	1.9	(1.4)
Total — continuing operations	$(614.1)	$(10.7)
Discontinued operation	$3.7	$2.2
_______________

(a) Includes activity related to the Sumitomo Collar.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash inflows (outflows) are as follows:

	Three months ended
	March 31,
	2012	2011
	in millions
Continuing operations:
Operating activities	$(244.8)	$(258.9)
Financing activities	(3.8)	0.8
Total — continuing operations	$(248.6)	$(258.1)
Discontinued operation	$(3.2)	$(2.5)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At March 31, 2012, our exposure to credit risk included derivative assets with a fair value of $459.4 million.

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
March 31, 2012
(unaudited)

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

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
October 2017	$500.0		€364.9	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.41%
November 2019	$500.0		€362.9	7.25%	7.74%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
September 2012	€83.1	CHF	129.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

December 2014 - December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 - December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 - December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
December 2017	$623.2		€419.9	8.13%	8.49%
November 2017	$221.8		€149.5	8.13%	8.51%
KBW:
March 2019	$500.0		€355.4	7.50%	7.98%
Chellomedia Programming Financing Holdco BV (Chellomedia PFH), a subsidiary of Chellomedia:
July 2013	$32.5	HUF	8,632.0	5.50%	9.55%
December 2013	$14.7	PLN	50.0	3.50%	5.56%
December 2013	€19.4	CZK	517.0	3.50%	4.49%
___________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	6.08%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$244.1		€179.3	6 mo. LIBOR + 3.50%	7.24%
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
March 2013 - July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$254.0	RON	616.8	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$451.3	CLP	249,766.9	6 mo. LIBOR + 3.00%	11.16%
__________________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2013		$1,543.0	1 mo. LIBOR + 3.20%	6 mo. LIBOR + 3.00%
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2013		€2,720.0	1 mo. EURIBOR + 3.60%	6 mo. EURIBOR + 3.13%
December 2014		€1,681.8	6 mo. EURIBOR	4.65%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
April 2012		€555.0	6 mo. EURIBOR	3.32%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
April 2012 - July 2014		€337.0	6 mo. EURIBOR	3.94%
April 2012 - December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
December 2013		€90.5	6 mo. EURIBOR	3.84%
March 2013		€75.4	6 mo. EURIBOR	4.24%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
September 2012	CHF	711.5	6 mo. CHF LIBOR	2.33%
October 2012 - December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	73,800.0	6.77%	6 mo. TAB
July 2013	HUF	5,908.8	6 mo. BUBOR	8.52%
July 2013	PLN	115.1	6 mo. WIBOR	5.41%
KBW:
March 2013		€140.0	3 mo. EURIBOR	2.60%
March 2014		€140.0	3 mo. EURIBOR	2.60%
March 2015		€140.0	3 mo. EURIBOR	2.60%
Telenet International Finance S.àr.l. (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
September 2012		€350.0	3 mo. EURIBOR	4.35%
August 2015		€350.0	3 mo. EURIBOR	3.54%
May 2012		€325.0	1 mo. EURIBOR + 0.25%	3 mo. EURIBOR - 0.07%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

June 2012		€275.0	1 mo. EURIBOR + 0.33%	3 mo. EURIBOR
November 2012		€250.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
January 2013		€150.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2012		€100.0	1 mo. EURIBOR + 0.42%	3 mo. EURIBOR
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
September 2012 - June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2012 - June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	73,800.0	6 mo. TAB	7.78%
Liberty Cablevision of Puerto Rico Ltd. (Liberty Puerto Rico), a subsidiary of LGI:
June 2014		$162.1	3 mo. LIBOR	5.14%
Chellomedia PFH:
December 2013		$85.5	6 mo. LIBOR	4.98%
December 2013		€148.8	6 mo. EURIBOR	4.14%
Austar Entertainment Pty Ltd. (Austar Entertainment), a subsidiary of Austar (b):
August 2013	AUD	500.0	3 mo. AUD BBSY + 0.05%	6.56%
August 2013 — December 2015 (c)	AUD	386.5	3 mo. AUD BBSY	6.09%
August 2014 (c)	AUD	175.9	3 mo. AUD BBSY	6.50%
August 2014 — December 2015 (c)	AUD	175.9	3 mo. AUD BBSY	6.25%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	As further described in note 2, we have accounted for Austar as a discontinued operation.

(c)
Austar accounts for these interest rate swaps as cash flow hedges. As of March 31, 2012, the fair value of these derivative instruments was a liability of $28.4 million, and the related balance included in our accumulated other comprehensive earnings was a loss of $19.5 million.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2012
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€1,135.0	7.00%
Telenet International:
June 2012	€50.0	3.50%
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€2.8	6.50%
December 2017	€2.8	5.50%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of March 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet's interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	March 31, 2012
Subsidiary / Final maturity date	Notional amount	Minimum rate	Maximum rate
	in millions
Telenet International:
July 2017 (a)	€950.0	1.50%	4.00%
 _______________

(a)	Includes four derivative instruments that mature in July 2017.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	March 31, 2012
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2012:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$14.0		€10.1	April 2012 - April 2013
UPC Holding		$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding		€70.2	CHF	84.5	April 2012 - March 2013
UPC Broadband Holding		€6.0	CZK	150.6	April 2012 - March 2013
UPC Broadband Holding		€14.2	HUF	4,250.0	April 2012 - January 2013
UPC Broadband Holding		€25.7	PLN	109.7	April 2012 - March 2013
UPC Broadband Holding	CHF	102.6		€85.1	April 2012
UPC Broadband Holding	CZK	327.5		€13.2	April 2012
UPC Broadband Holding	HUF	3,200.0		€10.8	May 2012
UPC Broadband Holding	PLN	89.0		€21.3	April 2012
UPC Broadband Holding	RON	26.5		€6.0	April 2012
Telenet NV		$23.0		€17.0	April 2012 - December 2012
VTR		$35.0	CLP	17,674.7	April 2012 - March 2013

Subsequent to March 31, 2012, we entered into foreign currency forward contracts to hedge the proceeds to be received by our company upon the completion of the Austar Transaction. These forward contracts, which settle on May 24, 2012, provide for the forward sale of AUD 1,046.5 million and the forward purchase of $500.0 million and €436.6 million ($582.1 million). For information concerning the Austar Transaction, see note 2.

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2012 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2012, no such transfers were made.

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

For our investment in Sumitomo common stock, the recurring fair value measurement is based on the quoted closing price of the shares at each reporting date. Accordingly, the valuation of this investment falls under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy. For the March 31, 2012 valuation of the Sumitomo Collar, we used estimated volatilities of 47.2% with respect to our purchased put options and 50.2% with respect to our written call options. Based on the March 31, 2012 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities currently would not have a significant impact on the valuation of the Sumitomo Collar.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform significant nonrecurring fair value measurements during the three months ended March 31, 2012 or 2011.

A summary of the assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2012 using:
Description	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$454.0	$—	$454.0	$—
Equity-related derivative instruments	556.4	—	—	556.4
Foreign currency forward contracts	1.1	—	1.1	—
Other	4.3	—	4.3	—
Total derivative instruments	1,015.8	—	459.4	556.4
Investments	1,035.3	660.7	—	374.6
Total assets	$2,051.1	$660.7	$459.4	$931.0

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,312.0	$—	$2,312.0	$—
Equity-related derivative instruments	21.6	—	—	21.6
Foreign currency forward contracts	14.9	—	14.9	—
Other	2.0	—	2.0	—
Total liabilities	$2,350.5	$—	$2,328.9	$21.6

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

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
Liabilities - derivative instruments:
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of asset at January 1, 2012	$352.2	$661.3	$1,013.5
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(126.5)	(126.5)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	8.1	—	8.1
Foreign currency translation adjustments and other	14.3	—	14.3
Balance of asset at March 31, 2012	$374.6	$534.8	$909.4

_______________

(a)	All of the net losses recognized during the first three months of 2012 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2012	December 31, 2011
	in millions

Distribution systems	$15,461.2	$14,671.4
Customer premises equipment	4,369.1	4,081.2
Support equipment, buildings and land	2,388.3	2,270.9
	22,218.6	21,023.5
Accumulated depreciation	(8,925.1)	(8,155.1)
Total property and equipment, net	$13,293.5	$12,868.4

During the three months ended March 31, 2012 and 2011, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $12.7 million and $7.5 million, respectively. In addition, during the three months ended March 31, 2012, we recorded non-cash increases related to vendor financing arrangements of $24.7 million, which amount excludes related value-added tax of $3.7 million that was also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2012 are set forth below:

	January 1, 2012	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2012
		in millions
UPC Broadband Division:
Germany	$3,703.3	$(2.9)	$106.5	$3,806.9
The Netherlands	1,181.7	—	34.0	1,215.7
Switzerland	3,026.8	0.8	120.3	3,147.9
Other Western Europe	1,013.0	—	29.1	1,042.1
Total Western Europe	8,924.8	(2.1)	289.9	9,212.6
Central and Eastern Europe	1,404.2	17.3	114.9	1,536.4
Total UPC Broadband Division	10,329.0	15.2	404.8	10,749.0
Telenet (Belgium)	2,119.5	—	60.9	2,180.4
VTR Group (Chile)	514.3	—	32.5	546.8
Corporate and other	326.5	—	5.8	332.3
Total	$13,289.3	$15.2	$504.0	$13,808.5

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical 20% to 30% decline in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At March 31, 2012, the goodwill associated with these reporting units aggregated $966.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At March 31, 2012 and December 31, 2011 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $280.8 million and $276.2 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC Broadband Division's Central and Eastern Europe segment, and Chellomedia's programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$4,265.9	$(1,749.2)	$2,516.7	$4,110.0	$(1,574.0)	$2,536.0
Other	389.8	(113.6)	276.2	376.9	(100.4)	276.5
Total	$4,655.7	$(1,862.8)	$2,792.9	$4,486.9	$(1,674.4)	$2,812.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2012						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
		in millions
Debt:
UPC Broadband Holding Bank Facility	4.24%		€1,078.1	$1,437.4	$5,401.3	$5,870.7	$5,495.7	$6,139.4
UPC Holding Senior Notes	8.92%		—	—	2,314.8	2,137.0	2,134.4	2,083.9
UPCB SPE Notes	6.88%		—	—	4,290.5	3,292.9	4,161.7	3,365.2
Unitymedia Senior Notes	8.49%		—	—	3,914.9	3,704.0	3,575.0	3,496.9
Unitymedia Revolving Credit Facility	4.18%		€80.0	106.7	—	100.1	—	103.7
KBW Notes (e)	7.66%		—	—	3,225.3	3,010.6	3,044.4	2,973.5
KBW Revolving Credit Facility	4.17%		€100.0	133.3	—	—	—	—
Telenet Credit Facility	3.93%		€158.0	210.7	1,700.2	1,569.0	1,707.4	1,593.7
Telenet SPE Notes	5.85%		—	—	1,742.1	1,627.7	1,735.1	1,686.7
Sumitomo Collar Loan	1.88%		—	—	1,211.9	1,305.6	1,133.4	1,216.6
Chellomedia Bank Facility	4.34%		€25.0	33.3	249.1	239.8	250.5	245.9
Liberty Puerto Rico Bank Facility	2.31%		$10.0	10.0	159.6	156.4	162.1	162.5
Other (f)	6.92%	CLP	36,000.0	73.7	378.4	324.3	378.4	324.3
Total debt	6.22%			$2,005.1	$24,588.1	$23,338.1	23,778.1	23,392.3

Capital lease obligations:
Germany							963.5	944.1
Telenet							404.4	387.4
Other subsidiaries							35.3	34.1
Total capital lease obligations							1,403.2	1,365.6
Total debt and capital lease obligations							25,181.3	24,757.9
Current maturities							(215.0)	(184.1)
Long-term debt and capital lease obligations							$24,966.3	$24,573.8
_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2012 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitments fees, but excluding the impact of financing costs, our weighted average

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

interest rate on our aggregate variable and fixed rate indebtedness was approximately 8.0% at March 31, 2012.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2012 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2012, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At March 31, 2012, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €337.3 million ($449.7 million). When the March 31, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €210.3 million ($280.4 million). The amount included in other debt represents the unused borrowing capacity of the CLP 60 billion ($122.8 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility). Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through March 31, 2012, we would have been able to draw down CLP 7.0 billion ($14.3 million) in addition to the CLP 24.0 billion ($49.1 million) already borrowed under the VTR Wireless Bank Facility at March 31, 2012. Subsequent to March 31, 2012, the €100.0 million ($133.3 million) secured revolving credit facility agreement for KBW (the KBW Revolving Credit Facility) was canceled and an additional €312.5 million ($416.7 million) revolving credit facility was entered into by Unitymedia Hessen. For additional information, see note 15.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning the fair value hierarchies, see note 5.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)	As further described in note 15, all of the KBW Notes were exchanged or redeemed in May 2012.

(f)
The March 31, 2012 and December 31, 2011 carrying amounts include $130.1 million and $99.9 million, respectively, owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year of the borrowing date. At March 31, 2012 and December 31, 2011, the amounts owed pursuant to these arrangements included $16.2 million and $12.3 million of value-added tax that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated cash flow statements.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding.

On February 23, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AE Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AE Accession Agreement, certain of the lenders under Facility S (the Rolling Lenders) rolled all or part of their existing commitments under Facility S into the new Facility AE in an aggregate amount of €535.5 million ($714.0 million). UPC Broadband Operations B.V., a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AE Accession Agreement and novated its Facility AE commitments to the Rolling Lenders.  At any time during the twelve month period that began on February 23, 2012, upon the occurrence of a voluntary prepayment of any or all of Facility AE, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, agrees to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AE advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AE advance prepaid to the date of prepayment. In connection with the execution of Facility AE, we incurred third-party costs of $2.0 million. These costs are included in losses on debt modifications and extinguishments in our condensed consolidated statement of operations.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		March 31, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$40.0	$—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	387.6
S	December 31, 2016	EURIBOR + 3.75%	€1,204.5	—	1,605.8
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.6
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	1,001.0
V (d)	January 15, 2020	7.625%	€500.0	—	666.6
W	March 31, 2015	EURIBOR + 3.00%	€144.1	192.1	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (d)	July 1, 2020	6.375%	€750.0	—	999.9
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,205.3	—
AB	December 31, 2017	(e)	$500.0	—	485.9
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€535.5	—	714.0
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,166.5)
Total				$1,437.4	$5,495.7
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at March 31, 2012 without giving effect to the impact of discounts.

(b)
At March 31, 2012, our availability under the UPC Broadband Holding Bank Facility was limited to €337.3 million ($449.7 million). When the March 31, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €210.3 million ($280.4 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncancelled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AB include the impact of discounts.

(d)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB SPE Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB SPE Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB SPE Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in LGI's consolidated financial statements. During the first quarter of 2012, we recognized losses on debt modifications and extinguishments aggregating $1.9 million, representing the write-off of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O with proceeds from certain of the UPCB SPE Notes.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(e)	Facility AB bears interest at a rate of LIBOR plus 3.50% with a LIBOR floor of 1.25%.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior credit facility of Telenet NV and Telenet International, a subsidiary of Telenet NV.

On February 29, 2012, Telenet entered into two additional facility accession agreements, the Additional Facility Q2 Accession Agreement (the Q2 Accession Agreement) and the Additional Facility R2 Accession Agreement (the R2 Accession Agreement) under the Telenet Credit Facility. Pursuant to the Q2 Accession Agreement and the R2 Accession Agreement, certain lenders agreed to provide new term loan facilities in an aggregate principal amount of €74.0 million ($98.7 million) (Telenet Facility Q2) and €50.0 million ($66.7 million) (Telenet Facility R2), respectively. In connection with these transactions, certain lenders under the existing Telenet Facility Q and Telenet Facility R under the Telenet Credit Facility agreed to novate their existing Telenet Facility Q commitments (in an aggregate amount of €74.0 million ($98.7 million)) and their existing Telenet Facility R commitments (in an amount of €50.0 million ($66.7 million)) to Telenet Luxembourg Finance Centre S.àr.l. and to enter into the new Telenet Facility Q2 and Telenet Facility R2.  Telenet Facility Q2 and Telenet Facility R2 are available to be drawn on August 31, 2012 only. Telenet Facilities Q and R were reduced by the amounts of Telenet Facilities Q2 and R2 during the first quarter of 2012 using the proceeds from Telenet Facility T. Telenet Facility Q2 and Telenet Facility R2 have the same terms as Telenet Facility Q and Telenet Facility R shown below.

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

		March 31, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$666.6
N (c)	November 15, 2016	5.300%	€100.0	—	133.3
O (c)	February 15, 2021	6.625%	€300.0	—	400.0
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	533.3
Q	July 31, 2017	EURIBOR + 3.25%	€357.0	—	476.0
Q2	July 31, 2017	EURIBOR + 3.25%	€74.0	—	—
R	July 31, 2019	EURIBOR + 3.625%	€748.6	—	998.1
R2	July 31, 2019	EURIBOR + 3.625%	€50.0	—	—
S	December 31, 2016	EURIBOR + 2.75%	€158.0	210.7	—
T	December 31, 2018	EURIBOR + 3.50%	€175.0	—	233.3
Elimination of Telenet Facilities M, N, O and P in consolidation (c)				—	(1,733.2)
Total				$210.7	$1,707.4
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at March 31, 2012 without giving effect to the impact of premiums.

(b)
Amounts above do not include any unused borrowing capacity for Telenet Facilities Q2 and R2 as these facilities are not available to be drawn until August 31, 2012. Telenet Facility S has a commitment fee on unused and uncancelled balances of 1.1% per year.

(c)
The Telenet SPE Notes were issued by certain special purpose entities (the Telenet SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the Telenet SPE Notes). The proceeds from the Telenet

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

SPE Notes were used to fund additional Telenet Facilities M, N, O and P (each a Telenet SPE Funded Facility), with Telenet International as the borrower. Each Telenet SPE is dependent on payments from Telenet International under the applicable Telenet SPE Funded Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs. As a result, the amounts outstanding under Telenet Facilities M, N, O and P are eliminated in LGI's consolidated financial statements.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2012 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2012 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia	KBW	Telenet (a)	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$107.1	$—	$—	$9.9	$7.2	$124.2
2013	1.0	—	—	9.9	273.1	284.0
2014	—	—	—	9.9	160.3	170.2
2015	387.6	—	—	9.9	1.3	398.8
2016	2,266.0	—	—	143.2	503.9	2,913.1
2017	2,543.8	2,751.5	—	485.9	454.9	6,236.1
Thereafter	6,667.1	886.6	3,033.3	2,949.0	238.5	13,774.5
Total debt maturities	11,972.6	3,638.1	3,033.3	3,617.7	1,639.2	23,900.9
Unamortized premium (discount)	(72.7)	(63.1)	11.1	1.9	—	(122.8)
Total debt	$11,899.9	$3,575.0	$3,044.4	$3,619.6	$1,639.2	$23,778.1
Current portion	$107.1	$—	$—	$9.9	$30.2	$147.2
Noncurrent portion	$11,792.8	$3,575.0	$3,044.4	$3,609.7	$1,609.0	$23,630.9
 _______________

(a)
Amounts include the UPCB SPE Notes and the Telenet SPE Notes issued by the UPCB SPEs and the Telenet SPEs, respectively. As described above, the UPCB SPEs are consolidated by UPC Holding and the Telenet SPEs are consolidated by Telenet.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Capital lease obligations:

	Germany	Telenet	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$74.4	$45.7	$5.7	$125.8
2013	97.8	62.2	5.0	165.0
2014	97.7	60.6	3.9	162.2
2015	97.5	55.3	3.7	156.5
2016	97.5	53.7	3.6	154.8
2017	97.5	52.4	3.6	153.5
Thereafter	1,257.2	228.6	30.2	1,516.0
Total principal and interest payments	1,819.6	558.5	55.7	2,433.8
Amounts representing interest	(856.1)	(154.1)	(20.4)	(1,030.6)
Present value of net minimum lease payments	$963.5	$404.4	$35.3	$1,403.2
Current portion	$25.5	$38.0	$4.3	$67.8
Noncurrent portion	$938.0	$366.4	$31.0	$1,335.4

Non-cash Refinancing Transactions

During the three months ended March 31, 2012 and 2011, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $713.1 million and $110.3 million, respectively.

Subsequent Events

For information concerning certain financing transactions completed subsequent to March 31, 2012, see note 15.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(8)    Income Taxes

Income tax expense attributable to our earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended March 31,
	2012	2011
	in millions

Computed “expected” tax expense	$(1.4)	$(127.1)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(13.9)	(1.3)
Non-deductible or non-taxable interest and other expenses	(12.3)	(13.8)
Foreign taxes	(2.8)	(2.3)
Change in valuation allowances	(2.7)	74.5
International rate differences (a)	1.9	39.9
Other, net	(1.9)	1.6
Total	$(33.1)	$(28.5)
_______________

(a)	Amounts reflect statutory rates in jurisdictions that we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

The changes in our unrecognized tax benefits are summarized below:

	Three months ended March 31,
	2012	2011
	in millions

Balance at January 1	$400.6	$475.0
Reductions for tax positions of prior years	(107.8)	(3.4)
Foreign currency translation	3.4	10.4
Additions based on tax positions related to the current year	2.6	3.3
Additions for tax positions of prior years	1.6	1.5
Lapse of statute of limitations	(0.6)	—
Balance at March 31	$299.8	$486.8

No assurance can be given that any of these tax benefits will be recognized or realized.

As of March 31, 2012, our unrecognized tax benefits included $245.8 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of March 31, 2012. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the remainder of 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(9)    Equity

Stock Repurchases

During the first three months of 2012, we purchased 1,897,785 shares of our LGI Series A common stock at a weighted average price of $46.19 per share and 3,136,314 shares of our LGI Series C common stock at a weighted average price of $46.18 per share, for an aggregate purchase price of $232.4 million, including direct acquisition costs. As of March 31, 2012, the remaining amount authorized under our most recent stock repurchase program was $778.7 million.

Other

Telenet. On February 17, 2012, Telenet entered into an irrevocable share repurchase agreement (the Telenet Share Repurchase Agreement), pursuant to which an investment bank will, on behalf of Telenet, repurchase Telenet's ordinary shares on a daily basis. The Telenet Share Repurchase Agreement expires on the earlier of (i) the date on which the aggregate cost of repurchased shares reaches €50.0 million ($65.8 million at the transaction date), (ii) the date on which 3,000,000 Telenet ordinary shares have been repurchased and (iii) August 20, 2012. In connection with the Telenet Share Repurchase Agreement, we recorded a $65.8 million increase to our other accrued and current liabilities, with the offsetting amounts reflected in additional paid-in capital and noncontrolling interests. The amount of the current liability initially recorded with respect to the Telenet Share Repurchase Agreement was based on our assessment of the most likely outcome, taking into account recent trading prices for Telenet ordinary shares and other factors. Through March 31, 2012, 451,492, shares have been repurchased under the Telenet Share Repurchase Agreement for total consideration of €13.4 million ($17.6 million at the applicable rate). At March 31, 2012, our other accrued and current liabilities included €36.3 million ($48.4 million at the applicable rate) related to the Telenet Share Repurchase Agreement.
Subsequent to March 31, 2012, Telenet's shareholders approved distributions of (i) €1.00 ($1.33) per share in the form of a gross dividend and (ii) €3.25 ($4.33) per share in the form of a net capital reduction, for an aggregate amount of €479.6 million ($639.5 million) based on the number of Telenet's ordinary shares outstanding as of March 31, 2012. Based on the number of Telenet ordinary shares held by our company as of March 31, 2012, our share of these distributions, which are expected to occur in May 2012 and August 2012, respectively, would aggregate €241.6 million ($322.1 million).
VTR. On January 26, 2012, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 35.0 billion ($71.6 million at the applicable rate). We expect that this dividend will be paid in various installments during the remainder of 2012. The VTR NCI Owner's share of this distribution is CLP 7.0 billion ($14.3 million at the applicable rate). We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the three months ended March 31, 2012, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 9.6 billion ($19.6 million at the applicable rate) and CLP 2.4 billion ($4.9 million at the applicable rate), respectively.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries' employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended March 31,
	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$9.5	$12.5
Other LGI stock-based incentive awards	12.7	11.2
Total LGI common stock	22.2	23.7
Telenet stock-based incentive awards	4.6	9.5
Other (b)	0.9	2.4
Total	$27.7	$35.6
Included in:
Continuing operations:
Operating expense	$1.7	$4.6
SG&A expense	26.0	29.3
Total - continuing operations	27.7	33.9
Discontinued operation	—	1.7
Total	$27.7	$35.6
_______________

(a)
Includes stock-based compensation expense related to LGI performance-based restricted share units (PSUs) and, during the 2011 period, our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans).

(b)
Includes $0.7 million of stock-based compensation expense for the three months ended March 31, 2012 related to performance-based awards granted pursuant to a liability-based plan of the VTR Group.  These awards were granted during the first quarter of 2012 and, subject to the achievement of the minimum performance criteria, 50% to 150% of these awards will vest on December 31, 2013 based on the level of the specified performance criteria that is achieved through 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of March 31, 2012:

	LGI common stock (a)	LGI PSUs (a) (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$61.4	$62.3	$25.5
Weighted average period remaining for expense recognition (in years)	2.5	1.9	1.9
_____________

(a)
Amounts relate to awards granted under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 11,098,045 shares available for grant as of March 31, 2012. These shares may be awarded in any series of our common stock. The LGI Director Incentive Plan had 9,053,254 shares available for grant as of March 31, 2012. These shares may be awarded in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Amounts relate to PSUs granted in 2012, 2011 and 2010. For information concerning the PSUs granted in 2012, see below.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Three months ended
	March 31,
	2012	2011
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	(a)	1.14%
Expected life	(a)	3.4 years
Expected volatility	(a)	41.1%
Expected dividend yield	(a)	none
Weighted average grant-date fair value per share of awards granted:
SARs	(a)	$12.43
Restricted shares and restricted share units	(a)	$40.24
PSUs	$50.18	$39.98
Total intrinsic value of awards exercised (in millions):
Options	$14.5	$51.9
SARs	$17.5	$20.1
Cash received from exercise of options (in millions)	$14.7	$19.5
Income tax benefit related to stock-based compensation (in millions)	$4.9	$6.4
_____________

(a)	Items are not applicable as no LGI equity incentive awards were granted during the three months ended March 31, 2012.

LGI PSUs

In March 2012, our compensation committee granted to our executive officers and certain key employees a total of 417,422 LGI Series A PSUs and 417,422 LGI Series C PSUs pursuant to the LGI Incentive Plan.  Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.  The performance

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

period for these PSUs (the 2012 PSUs) is January 1, 2012 to December 31, 2013. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2011 to 2013, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2011 actual results to those reflected in our then existing long-range plan for 2013. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2012 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2012 PSUs will vest on March 31, 2014 and the balance will vest on September 30, 2014. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2012 PSUs.

In March and April 2010, the compensation committee approved the grant to our executive officers and certain key employees of a total of 692,678 LGI Series A PSUs and 692,678 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2010 PSUs) was January 1, 2010 to December 31, 2011. The final performance target as adjusted by the compensation committee was the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 6% for the two-year performance period, determined by comparing 2011 Adjusted OCF to 2009 Adjusted OCF (each as defined in the grant agreement). In February 2012, the compensation committee determined that an OCF CAGR of 5.7% was achieved with respect to the 2010 PSUs, resulting in award recipients earning approximately 87.5% of their 2010 PSUs. One-half of the earned 2010 PSUs vested on March 31, 2012 and the balance will vest on September 30, 2012.

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the three months ended March 31, 2012 with respect to LGI common stock:

Options — LGI Series A common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,583,387	$23.07
Exercised	(334,085)	$21.40
Outstanding at March 31, 2012	1,249,302	$23.51	2.8	$33.2
Exercisable at March 31, 2012	1,167,072	$22.87	2.4	$31.8

Options — LGI Series C common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,534,739	$21.95
Exercised	(275,322)	$19.70
Outstanding at March 31, 2012	1,259,417	$22.45	2.8	$32.0
Exercisable at March 31, 2012	1,174,789	$21.79	2.4	$30.7

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

SARs — LGI Series A common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,694,198	$29.31
Forfeited or expired	(55,085)	$35.85
Exercised	(345,309)	$21.16
Outstanding at March 31, 2012	3,293,804	$30.05	4.8	$65.5
Exercisable at March 31, 2012	1,154,449	$25.76	4.0	$27.6

SARs — LGI Series C common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,671,981	$28.43
Forfeited or expired	(54,849)	$34.60
Exercised	(321,101)	$20.98
Outstanding at March 31, 2012	3,296,031	$29.05	4.8	$61.6
Exercisable at March 31, 2012	1,156,807	$24.85	4.0	$26.2

Restricted shares and share units — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,486	$30.34
Forfeited	(5,259)	$35.71
Released from restrictions	(57,404)	$28.21
Outstanding at March 31, 2012	350,823	$30.61	2.0

Restricted shares and share units — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,665	$29.37
Forfeited	(5,259)	$34.47
Released from restrictions	(57,404)	$27.19
Outstanding at March 31, 2012	351,002	$29.65	2.0

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

PSUs — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.95
Granted	417,422	$51.24
Performance adjustment	(70,358)	$28.11
Forfeited	(16,084)	$40.75
Released from restrictions	(257,339)	$28.13
Outstanding at March 31, 2012	1,123,434	$41.98	1.7

PSUs — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.03
Granted	417,422	$49.12
Performance adjustment	(70,358)	$27.72
Forfeited	(16,084)	$39.21
Released from restrictions	(257,339)	$27.74
Outstanding at March 31, 2012	1,123,434	$40.46	1.7

At March 31, 2012, total SARs outstanding included 12,208 LGI Series A common stock capped SARs and 12,208 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Telenet Specific Stock Option Plan

Telenet has granted certain stock options to its Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria. The following table summarizes the activity during the three months ended March 31, 2012 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	522,581	€20.19
Granted (a)	232,258	€21.53
Outstanding at March 31, 2012	754,839	€20.60	5.4	€7.9
Exercisable at March 31, 2012	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

on the date that the performance criteria was set using an expected volatility of 32.2%, an expected life of 4.3 years, and a risk-free return of 2.08%. The weighted average grant date fair value during 2012 was €11.85 ($15.80).

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

The details of the calculations of our basic and diluted EPS are set forth in the following table:

	Three months ended
	March 31,
	2012	2011
	in millions, except share amounts
Numerator:
Net earnings (loss) attributable to LGI stockholders (basic EPS computation)	$(25.1)	$342.4
Reversal of impact of the then outstanding 4.5% convertible senior notes of LGI (the LGI Convertible Notes), net of taxes	—	12.4
Other	—	(0.9)
Net earnings (loss) attributable to LGI stockholders (diluted EPS computation)	$(25.1)	$353.9

Denominator:
Weighted average common shares (basic EPS computation)	272,973,896	241,899,106
Incremental shares attributable to the assumed conversion of the LGI Convertible Notes	—	35,231,081
Incremental shares attributable to obligations that may be settled in shares	—	3,656,454
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of restricted shares and share units upon vesting (treasury stock method)	—	8,195,773
Weighted average common shares (diluted EPS computation)	272,973,896	288,982,414

A total of 0.4 million stock options, SARs, restricted shares and restricted share units and 14.6 million shares issuable upon conversion of the then outstanding 1.75% euro-denominated convertible senior notes issued by our wholly-owned subsidiary, UnitedGlobalCom, Inc. (the UGC Convertible Notes), were excluded from the calculation of diluted earnings per share during the three months ended March 31, 2011 because their effect would have been antidilutive. The UGC Convertible Notes were converted into LGI common stock in April 2011. In addition, 2.2 million PSUs were not included in the calculation of diluted EPS for the three months ended March 31, 2011 because such awards had not yet met the applicable performance criteria.

We reported a loss from continuing operations attributable to LGI stockholders for the three months ended March 31, 2012. Therefore, the potentially dilutive effect at March 31, 2012 of (i) the aggregate number of outstanding options, SARs and restricted shares and share units of approximately 10.3 million, (ii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.7 million and (ii) the number of shares contingently issuable pursuant to PSUs of approximately 1.8 million were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of PSUs, because such awards had not yet met the applicable performance criteria.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended
	March 31,
	2012	2011
	in millions
Amounts attributable to LGI stockholders:
Earnings (loss) from continuing operations, net of taxes	$(45.7)	$293.8
Earnings from discontinued operation, net of taxes	20.6	48.6
Net earnings (loss)	$(25.1)	$342.4

(12)    Related-Party Transactions

Our related-party transactions are as follows:

	Three months ended March 31,
	2012	2011
	in millions
Continuing operations:
Revenue earned from related parties (a)	$3.7	$6.4
Operating expenses charged by related parties (b)	$9.7	$8.7

Discontinued operation - Austar (c)	$2.0	$1.8
_______________

(a)	Amounts consist of revenue derived from our equity method affiliates, primarily related to management and advisory services, programming license fees and construction and network maintenance services.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(c)
Amounts represent the net of (i) programming costs charged to Austar by its equity method affiliate and (ii) reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity method affiliate.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of March 31, 2012, the U.S. dollar equivalents (based on March 31, 2012 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2012	Year ending December 31,
		2013	2014	2015	2016	2017	Thereafter	Total
	in millions
Continuing operations:
Operating leases	$128.8	$115.8	$91.7	$86.7	$69.8	$59.8	$279.5	$832.1
Programming obligations	245.1	177.4	108.9	48.2	33.7	31.2	—	644.5
Other commitments	642.7	271.5	178.1	154.4	127.8	91.2	1,313.3	2,779.0
Total - continuing operations	$1,016.6	$564.7	$378.7	$289.3	$231.3	$182.2	$1,592.8	$4,255.6
Discontinued operation	$7.1	$7.6	$6.8	$4.7	$4.0	$—	$—	$30.2

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $262.5 million and $227.2 million, respectively, (including intercompany charges that eliminate in consolidation of $20.2 million and $19.3 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $26.3 million and $29.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia and KBW, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our mobile virtual network operator (MVNO) agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2012 and 2011, see note 4.

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court's April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court and we expect a judgment sometime in 2013.

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs' board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom's primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom's efforts to suspend approval of these agreements were unsuccessful.  Final judgment in the Council of State annulment cases, which may be joined, has not yet been rendered.  However, the auditor of the Belgian Council of State, who advises the judges, issued an opinion to the Belgian Council of State on May 3, 2011, indicating his belief that no public market consultation was required. Oral pleadings with the Council of State took place on March 27, 2012.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs' analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

responsible for damages in excess of €20.0 million ($26.7 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

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

The Belgium Regulatory Authorities held a public consultation on the proposed measures and published the comments made by various market players. Based on these comments, the Belgium Regulatory Authorities made some changes to the draft decisions. The draft decisions were then notified to the European Commission by the Belgian Conference of Regulators for Electronic Communications (the CRC), a body which brings together the BIPT and the Belgium Regulatory Authorities. On June 20, 2011, the European Commission sent a letter to the CRC criticizing the analysis of the broadcasting markets. The European Commission more specifically criticized the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

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

Telenet believes that there are serious grounds to challenge the findings of the Belgium Regulatory Authorities' broadcasting market analysis and the resulting regulatory obligations, and has lodged an appeal for suspension and annulment against the July 2011 Decision with the Brussels Court of Appeal. It cannot be excluded, however, that one or more regulatory obligations will be eventually upheld. A decision from the Brussels Court of Appeal on Telenet's request for suspension is expected in the second quarter of 2012.

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

Netherlands Regulatory Developments. In 2011, the Dutch National Regulatory Authority (OPTA) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for further regulation of that market. In May 2012, the Dutch Parliament adopted laws that (i) provide the power to two authorities, OPTA and the Commissariaat voor

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

de Media, to impose an obligation for the mandatory resale of television services and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. We are of the opinion that the new regulations pertaining to resale are contrary to EU law and we will contest their application, along with other market participants. No formal implementation dates of the new regulations have been issued.  In addition, an implementation of a resale regime would likely take several months or more, if in fact implemented given OPTA's position on the competitiveness of the television market.  There can be no assurance however that some form of resale regime will not be ultimately imposed. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities, and is subject to challenge by market participants. It is unclear therefore what its impact on the industry and our business will be at this stage, if any.

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

Other. In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) wage, property, sales and other tax issues and (iii) disputes over interconnection, programming, copyright and carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from the estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations or cash flows in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). Other operating charges or credits include (i) gains and losses on the disposition of long-lived assets, (ii) direct acquisition costs, such as third-party due diligence, legal and advisory costs, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings from continuing operations before income taxes is presented below.

Segment information for the three months ended March 31, 2011 has been restated to present Austar as a discontinued operation. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•UPC Broadband Division:
• Germany
• The Netherlands
• Switzerland
• Other Western Europe
• Central and Eastern Europe

•Telenet (Belgium)

•VTR Group (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide business-to-business (B2B) services. At March 31, 2012, our operating segments in the UPC Broadband Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as "UPC DTH." Our Germany segment includes Unitymedia and KBW. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile services through a combination

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

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

	Revenue
	Three months ended March 31,
	2012	2011
	in millions
UPC Broadband Division:
Germany	$560.7	$335.0
The Netherlands	310.7	310.2
Switzerland	315.5	299.7
Other Western Europe	209.7	216.6
Total Western Europe	1,396.6	1,161.5
Central and Eastern Europe	280.9	265.1
Central and other	28.2	30.1
Total UPC Broadband Division	1,705.7	1,456.7
Telenet (Belgium)	477.5	454.3
VTR Group (Chile)	224.5	214.1
Corporate and other	151.4	153.8
Intersegment eliminations	(22.1)	(21.0)
Total	$2,537.0	$2,257.9

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

	Operating cash flow
	Three months ended March 31,
	2012	2011
	in millions
UPC Broadband Division:
Germany	$323.0	$199.8
The Netherlands	182.7	180.7
Switzerland	178.2	166.7
Other Western Europe	97.4	99.6
Total Western Europe	781.3	646.8
Central and Eastern Europe	137.6	127.3
Central and other	(37.1)	(33.6)
Total UPC Broadband Division	881.8	740.5
Telenet (Belgium)	235.8	232.8
VTR Group (Chile)	75.2	84.4
Corporate and other	2.8	4.2
Total	$1,195.6	$1,061.9

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings from continuing operations before income taxes:

	Three months ended March 31,
	2012	2011
	in millions
Total segment operating cash flow from continuing operations	$1,195.6	$1,061.9
Stock-based compensation expense	(27.7)	(33.9)
Depreciation and amortization	(670.7)	(589.0)
Impairment, restructuring and other operating charges, net	(2.9)	(6.1)
Operating income	494.3	432.9
Interest expense	(418.1)	(347.2)
Interest and dividend income	19.0	20.2
Realized and unrealized losses on derivative instruments, net	(614.1)	(10.7)
Foreign currency transaction gains, net	479.0	384.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	50.9	(93.6)
Losses on debt modifications and extinguishments	(6.8)	(19.3)
Other expense, net	(0.3)	(3.3)
Earnings from continuing operations before income taxes	$3.9	$363.2

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2012	2011 (a)
	in millions
Subscription revenue (b):
Video	$1,165.6	$1,058.6
Broadband internet	599.4	529.5
Telephony	376.1	308.7
Total subscription revenue	2,141.1	1,896.8
Other revenue (c)	395.9	361.1
Total	$2,537.0	$2,257.9
_______________

(a)
Effective January 1, 2012, we began including the monthly revenue derived from certain small office and home office (SOHO) subscribers in our subscription revenue. SOHO subscribers receive video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current period presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

(b)
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

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, installation and mobile telephony revenue) and programming revenue.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2012	2011
	in millions
Europe:
UPC Broadband Division:
Germany	$560.7	$335.0
The Netherlands	310.7	310.2
Switzerland	315.5	299.7
Austria	105.0	113.1
Ireland	104.7	103.5
Poland	114.5	88.1
Hungary	59.9	64.4
The Czech Republic	57.5	61.3
Romania	33.4	35.7
Slovakia	15.6	15.6
Other (a)	28.2	30.1
Total UPC Broadband Division	1,705.7	1,456.7
Belgium	477.5	454.3
Chellomedia:
Poland	26.0	26.8
The Netherlands	28.2	27.8
Spain	17.1	17.8
Hungary	13.8	12.6
Other (b)	29.8	33.9
Total Chellomedia	114.9	118.9
Intersegment eliminations	(22.1)	(21.0)
Total Europe	2,276.0	2,008.9
The Americas:
Chile	224.5	214.1
Other (c)	36.5	34.9
Total — The Americas	261.0	249.0
Total	$2,537.0	$2,257.9
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia's other geographic segments are located primarily in the United Kingdom, Portugal, the Czech Republic, Romania, Slovakia and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and programming services in Argentina.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

(15)    Subsequent Events

Unitymedia Exchange, Special Optional Redemptions and KBW Fold-in

At March 31, 2012, the KBW Notes consisted of (i) €680.0 million ($906.7 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes) of UPC Germany HC1 and (ii) (a) €800.0 million ($1,066.7 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (c) €420.0 million ($560.0 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes) of KBW.

In May 2012, Unitymedia and certain of its subsidiaries completed (i) the exchange (the Unitymedia Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of Unitymedia Senior Exchange Notes (as defined below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of Unitymedia Senior Secured Exchange Notes (as defined below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were funded with borrowings under the Unitymedia Revolving Credit Facility and the New Unitymedia Revolving Credit Facility, each as defined and described below. Additionally, in connection with the transactions described above, the KBW Revolving Credit Facility was canceled.

The details of (i) the Unitymedia Exchange and (ii) the Special Optional Redemptions are as follows:

	Outstanding principal amount prior to the Unitymedia Exchange		Principal amount exchanged pursuant to the Unitymedia Exchange		Principal amount redeemed pursuant to the Special Optional Redemptions
KBW Notes	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions

KBW Senior Notes (a)	€680.0	$906.7	€618.0	$824.0	€62.0	$82.7
KBW Euro Senior Secured Notes (b)	€800.0	1,066.7	€735.1	980.1	€64.9	86.6
KBW Dollar Senior Secured Notes (c)	$500.0	500.0	$459.3	459.3	$40.7	40.7
KBW Senior Secured Floating Rate Notes (d)	€420.0	560.0	€395.9	527.9	€24.1	32.1
		$3,033.4		$2,791.3		$242.1
________________

(a)	The KBW Senior Notes tendered for exchange were exchanged for an equal principal amount of 9.5% senior notes issued by Unitymedia due March 15, 2021 (the Unitymedia Senior Exchange Notes).

(b)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (each a subsidiary of Unitymedia and together, the Unitymedia Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

(c)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the Unitymedia Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes).

(d)
The KBW Senior Secured Floating Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating rate notes issued by the Unitymedia Senior Secured Notes Issuers due March 15, 2018 (the UM Senior

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

Secured Floating Rate Exchange Notes and, together with the UM Senior Secured Fixed Rate Exchange Notes, the Unitymedia Senior Secured Exchange Notes).

The Unitymedia Senior Exchange Notes are senior obligations of Unitymedia that rank equally with all of the existing and future senior debt of Unitymedia and are senior to all existing and future subordinated debt of Unitymedia. The Unitymedia Senior Secured Exchange Notes are senior obligations of the Unitymedia Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each Unitymedia Senior Secured Note Issuer and are senior to all existing and future subordinated debt of each of the Unitymedia Senior Secured Note Issuers.

The Unitymedia Senior Exchange Notes (i) are secured by the same collateral that secures the €665.0 million ($886.7 million) principal amount of 9.625% senior notes issued by Unitymedia in November 2009 (the 2009 UM Senior Notes), (ii) are guaranteed on a senior subordinated basis by the same guarantors of the 2009 UM Senior Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Notes except with respect to the redemption price and date on which the Unitymedia Senior Exchange Notes become callable, as specified below.

The Unitymedia Senior Secured Exchange Notes (i) are secured by the same collateral that secures the €1,430.0 million ($1,906.7 million) principal amount and $845.0 million principal amount of 8.125% senior secured notes issued by the Unitymedia Senior Secured Notes Issuers in November 2009 (the 2009 UM Senior Secured Notes), (ii) are guaranteed on a senior basis by the same guarantors of the 2009 UM Senior Secured Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Secured Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Secured Notes except with respect to the redemption price and date on which the Unitymedia Senior Secured Exchange Notes become callable, as specified below.

The Unitymedia Senior Exchange Notes are non-callable until March 15, 2016 and the UM Senior Secured Fixed Rate Exchange Notes are non-callable until March 15, 2015. At any time prior to March 15, 2016, in the case of the Unitymedia Senior Exchange Notes and March 15, 2015, in the case of the UM Senior Secured Fixed Rate Notes, Unitymedia and the Unitymedia Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia Senior Exchange Notes or the UM Senior Secured Fixed Rate Exchange Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Unitymedia and the Unitymedia Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia Senior Exchange Notes or the UM Senior Secured Fixed Rate Exchange Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on March 15 of the years set out below. In addition, the Unitymedia Senior Secured Notes Issuers may redeem some or all of the UM Senior Secured Floating Rate Exchange Notes at a redemption price of (i) 101% if such redemption occurs on or prior to March 14, 2013 or (ii) 100% if such redemption occurs on March 15, 2013 or thereafter.

	Redemption price
Year	Unitymedia Senior Exchange Notes	UM Senior Secured Fixed Rate Exchange Notes

2015	N.A.	103.750%
2016	104.750%	101.875%
2017	103.167%	100.000%
2018	101.583%	100.000%
2019 and thereafter	100.000%	100.000%

In addition, on May 4, 2012, KBW and certain of its subsidiary and parent companies (collectively, the New UM Guarantors) granted, in addition to the existing guarantees provided by Unitymedia and certain of its subsidiaries, as applicable, of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, a senior guarantee of the 2009 UM Senior Secured Notes and a senior

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2012
(unaudited)

subordinated guarantee of the 2009 UM Senior Notes.  The New UM Guarantors also granted a senior subordinated guarantee of the Unitymedia Senior Exchange Notes and a senior guarantee of the Unitymedia Senior Secured Exchange Notes.  In addition, the New UM Guarantors will, within 180 days of the closing of the KBW Fold-in, provide certain share and asset security in favor of the 2009 UM Senior Secured Notes and the Unitymedia Senior Secured Exchange Notes.

Unitymedia Revolving Credit Facilities

On May 1, 2012, Unitymedia Hessen entered into a €312.5 million ($416.7 million) secured revolving credit facility agreement with certain lenders (the New Unitymedia Revolving Credit Facility). The interest rate for the New Unitymedia Revolving Credit Facility is EURIBOR plus a margin of 3.25%. Borrowings under the New Unitymedia Revolving Credit Facility, which mature on June 30, 2017, may be used for general corporate and working capital purposes. In addition to customary restrictive covenants and events of default, the New Unitymedia Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the New Unitymedia Revolving Credit Facility. The New Unitymedia Revolving Credit Facility is secured by a pledge over the shares of Unitymedia and certain other asset security of certain subsidiaries of Unitymedia. The New Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion. Also on May 1, 2012, Unitymedia's existing €80.0 million ($106.7 million) secured revolving credit facility agreement (the Unitymedia Revolving Credit Facility) was amended whereby the maturity date was extended to June 30, 2017 and the interest rate was reduced to EURIBOR plus a margin of 2.50%. The Unitymedia Revolving Credit Facility, which is senior to the New Unitymedia Revolving Credit Facility, was undrawn at March 31, 2012. In connection with the Special Optional Redemptions, (i) the Unitymedia Revolving Credit Facility was drawn in full and (ii) borrowings of €105.0 million ($137.8 million at the transaction date) were drawn against the New Unitymedia Revolving Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2011 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2012 and 2011.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2012.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2011 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
consumer acceptance of our existing service offerings, including our digital video, broadband internet and telephony services and of new technology, programming alternatives and broadband services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet and telephony services and our average revenue per household;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium and the Netherlands;

•
the ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisition of Aster and KBW on our operations in Poland and Germany, respectively;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and realize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the outcome of any pending or threatened litigation;

•	any further consolidation of the foreign broadband distribution industry;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

We are an international provider of video, broadband internet and telephony services with continuing consolidated broadband communications and/or DTH operations at March 31, 2012 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia and KBW in Germany are collectively referred to as the "UPC Broadband Division." UPC Holding's broadband communications operations in Chile are provided through VTR. Through VTR Wireless, we are undertaking the launch of mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Telenet, we provide broadband communications services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our analog cable service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand and near video-on-demand), digital video recorders and HD programming.

We offer telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In Belgium and, to a lesser extent, Germany, Poland and the Netherlands, we also offer mobile telephony services using third-party networks.

We have completed a number of transactions that impact the comparability of our 2012 and 2011 results of operations. The most significant of these transactions were the KBW Acquisition on December 15, 2011 and the Aster Acquisition on September 16, 2011. We also completed a number of less significant acquisitions in Europe during 2011 and the first three months of 2012.

Effective December 31, 2011, we began reporting Austar as a discontinued operation. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheets and statements of operations and cash flows for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and discontinued operation, see note 2 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2012, our continuing operations owned and operated networks that passed 33,328,700 homes and served 33,376,400 revenue generating units (RGUs), consisting of 18,349,200 video subscribers, 8,480,700 broadband internet subscribers and 6,546,500 telephony subscribers. Effective January 1, 2012, we began including certain SOHO RGUs in our externally-reported subscriber statistics. As a result of this change, we recorded a non-organic adjustment to increase the number of our RGUs at January 1, 2012 by 136,300.

Including the effects of acquisitions, our continuing operations added a total of 452,900 RGUs during the three months ended March 31, 2012. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 444,900 RGUs (including 17,600 SOHO RGUs) on an organic basis during the three months ended March 31, 2012. The organic RGU growth during the three months ended March 31, 2012 is attributable to the growth of our (i) digital cable services, which added 278,700 RGUs, (ii) telephony services, which added 277,100 RGUs, (iii) broadband internet services, which added 254,000 RGUs, and (iv) DTH video services, which added 13,800 RGUs. The growth of our digital cable, telephony, broadband internet and DTH video services was partially offset by a decline in our analog cable RGUs of 376,400 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

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

(i)
organic declines in (a) subscription revenue in Austria, the Czech Republic and Romania and (b) overall revenue in Austria and the Czech Republic during the first quarter of 2012, as compared to the first quarter of 2011;

(ii)
organic declines in subscription revenue from (a) video services in Ireland, the Czech Republic and Romania and (b) broadband internet and telephony services in Austria during the first quarter of 2012, as compared to the first quarter of 2011;

(iii)
organic declines in (a) subscription revenue from video services in Ireland and Poland and (b) overall revenue in Hungary, Poland and Austria during the first quarter of 2012, as compared to the fourth quarter of 2011;

(iv)
organic declines in video RGUs in most of our markets during the first quarter of 2012, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(v)	organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the first quarter of 2012, as compared to the first quarter of 2011; and

(vi)	organic declines in overall ARPU in Ireland, Austria, the Czech Republic, Slovakia, Romania, Poland and Hungary during the first quarter of 2012, as compared to the first quarter of 2011.

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

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2012 and 2011 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity's operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended March 31, 2012 was to the euro as 64.4% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide B2B services. At March 31, 2012, our operating segments in the UPC Broadband Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through UPC DTH. Our Germany segment includes Unitymedia and KBW. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC Broadband Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii)

intersegment eliminations within the UPC Broadband Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which is undertaking the launch of mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2012 and 2011. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2012 and 2011 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, revenue earned from B2B services, interconnect fees, channel carriage fees, installation fees, mobile telephony revenue, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile telephony revenue.

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium and the Netherlands, see note 13 to our condensed consolidated financial statements.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates (i) increased effective January 1, 2012 in Ireland, Hungary and, with respect to certain digital cable services, Belgium and (ii) are scheduled to increase effective October 1, 2012 in the Netherlands. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the Hungarian Telecom Tax) that is applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010.  The Hungarian Telecom Tax is currently scheduled to expire at the end of 2012. The EU Commission initiated an investigation in March 2011 and, on September 29, 2011, the EU Commission requested that Hungary abolish the Hungarian Telecom Tax on the grounds that it is illegal under EU rules. On March 22, 2012, the EU Commission announced its decision to refer the matter to the EU's Court of Justice, as Hungary continues to impose the Hungarian Telecom Tax in violation of EU rules. The ultimate resolution of this matter may take several years, and no assurance can be given as to the outcome. Until such time as this matter is resolved, we will continue to accrue and pay the Hungarian Telecom Tax during the periods in which it is in effect. Through March 31, 2012, we have incurred total inception-to-date operating expenses of HUF 7.8 billion ($35.2 million) as a result of the Hungarian Telecom Tax.

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

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC Broadband Division:
Germany	$560.7	$335.0	$225.7	67.4	9.1
The Netherlands	310.7	310.2	0.5	0.2	4.5
Switzerland	315.5	299.7	15.8	5.3	2.7
Other Western Europe	209.7	216.6	(6.9)	(3.2)	0.9
Total Western Europe	1,396.6	1,161.5	235.1	20.2	4.7
Central and Eastern Europe	280.9	265.1	15.8	6.0	0.4
Central and other	28.2	30.1	(1.9)	(6.3)	(1.1)
Total UPC Broadband Division	1,705.7	1,456.7	249.0	17.1	3.8
Telenet (Belgium)	477.5	454.3	23.2	5.1	9.6
VTR Group (Chile)	224.5	214.1	10.4	4.9	6.5
Corporate and other	151.4	153.8	(2.4)	(1.6)	3.5
Intersegment eliminations	(22.1)	(21.0)	(1.1)	(5.2)	(10.5)
Total	$2,537.0	$2,257.9	$279.1	12.4	5.1

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

Germany. The increase in Germany's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $30.5 million or 9.1%, (ii) the impact of the KBW Acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$24.9	$—	$24.9
ARPU (d)	2.9	—	2.9
Increase in non-subscription revenue (e)	—	2.7	2.7
Organic increase	27.8	2.7	30.5
Impact of the KBW Acquisition	194.6	24.5	219.1
Impact of FX	(21.6)	(2.3)	(23.9)
Total	$200.8	$24.9	$225.7

_______________

(a)
Germany's subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals from Unitymedia and KBW at volume-based discounts, provide access to nearly two-thirds of Germany's video cable subscribers. During the three months ended March 31, 2012, Germany's 20 largest bulk agreement accounts generated approximately 7% of the combined revenue of Unitymedia and KBW (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany's bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we have made to regulators in connection with the KBW Acquisition. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany's larger bulk agreements. During the three months ended March 31, 2012, the bulk agreements that are subject to this special termination right accounted for a significant portion of the combined revenue associated with (i) all of the bulk agreements of Unitymedia and KBW and (ii) the 20 largest bulk agreement accounts mentioned above. For additional information, see note 13 to our condensed consolidated financial statements.

(b)
Germany's non-subscription revenue includes fees received for the carriage of certain channels included in Germany's analog and digital cable offerings. These fees, which represented approximately 7% of the combined revenue of Unitymedia and KBW during the three months ended March 31, 2012, are subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2012 through 2015. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In addition, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the KBW Acquisition. For additional information, see note 13 to our condensed consolidated financial statements.

(c)
The increase in Germany's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Germany's average number of analog cable RGUs led to a decline in the average number of total video RGUs in Germany during the three months ended March 31, 2012.

(d)
The increase in Germany's subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of telephony, digital cable and broadband internet RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to the impact of free bundled services provided to new subscribers during promotional periods, (ii) lower ARPU due to a higher proportion of customers receiving discounted analog cable services through bulk agreements, (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and (iv) higher ARPU from broadband internet services. For information concerning our commitment to distribute digital free-to-air television channels in unencrypted form in Germany commencing January 1, 2013, see note 13 to our condensed consolidated financial statements.

(e)
The increase in Germany's non-subscription revenue is primarily attributable to increases in (i) installation revenue, primarily due to a higher number of RGU additions, and (ii) interconnect revenue, primarily due to growth in Germany's telephony services.

The Netherlands. The increase in the Netherlands' revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $13.8 million or 4.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$12.1	$—	$12.1
ARPU (b)	2.1	—	2.1
Decrease in non-subscription revenue (c)	—	(0.4)	(0.4)
Organic increase (decrease)	14.2	(0.4)	13.8
Impact of FX	(12.0)	(1.3)	(13.3)
Total	$2.2	$(1.7)	$0.5
_______________

(a)
The increase in the Netherlands' subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the Netherlands' average number of analog cable RGUs led to a decline in the average number of total video RGUs in the Netherlands during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(b)
The increase in the Netherlands' subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to discounts given to subscribers during promotional periods, (ii) lower ARPU due to a decrease in telephony call volume, including the impact of a higher proportion of customers selecting usage-based calling plans, (iii) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet service and (iv) higher ARPU due to January 2012 price increases for certain video services.

(c)
The decrease in the Netherlands' non-subscription revenue is attributable to the net impact of (i) a decrease in installation revenue and (ii) a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The increase in Switzerland's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $8.2 million or 2.7%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$5.7	$—	$5.7
ARPU (b)	1.8	—	1.8
Increase in non-subscription revenue (c)	—	0.7	0.7
Organic increase	7.5	0.7	8.2
Impact of an acquisition	0.7	—	0.7
Impact of FX	5.8	1.1	6.9
Total	$14.0	$1.8	$15.8
_______________

(a)
The increase in Switzerland's subscription revenue related to a change in Switzerland's average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decrease in the average number of analog cable RGUs. The decline in the average number of Switzerland's analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(b)
The increase in Switzerland's subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and (ii) higher ARPU from digital cable services.

(c)	The increase in Switzerland's non-subscription revenue is primarily attributable to an increase in installation revenue.

Other Western Europe. The decrease in Other Western Europe's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $2.1 million or 0.9% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$12.8	$—	$12.8
ARPU (b)	(8.7)	—	(8.7)
Decrease in non-subscription revenue (c)	—	(2.0)	(2.0)
Organic increase (decrease)	4.1	(2.0)	2.1
Impact of FX	(8.3)	(0.7)	(9.0)
Total	$(4.2)	$(2.7)	$(6.9)
_______________

(a)
The increase in Other Western Europe's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by decreases in the average number of analog cable RGUs in each of Ireland and Austria and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average number of total video RGUs in both Ireland and Austria during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(b)
The decrease in Other Western Europe's subscription revenue related to a change in ARPU is primarily attributable to decreases in ARPU in each of Ireland and Austria. The decrease in Ireland's ARPU is primarily due to (i) lower ARPU from digital cable services and (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. The decrease in Austria's ARPU is primarily due to the net effect of (i) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans, (ii) lower ARPU due to a higher proportion of customers selecting lower-priced tiers of broadband internet services and (iii) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services. In addition, Other Western Europe's overall ARPU was impacted by adverse changes in RGU mix, primarily in Ireland.

(c)	The decrease in Other Western Europe's non-subscription revenue is due primarily to a decrease in revenue from Austria's B2B telephony and broadband internet services.

Central and Eastern Europe. The increase in Central and Eastern Europe's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $1.2 million or 0.4%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$8.5	$—	$8.5
ARPU (b)	(7.6)	—	(7.6)
Increase in non-subscription revenue (c)	—	0.3	0.3
Organic increase	0.9	0.3	1.2
Impact of acquisitions	36.5	7.1	43.6
Impact of FX	(27.0)	(2.0)	(29.0)
Total	$10.4	$5.4	$15.8
_______________

(a)
The increase in Central and Eastern Europe's subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable (primarily in Poland and Romania), telephony (primarily in Poland and Romania) and broadband internet RGUs (primarily in Poland, Romania and Hungary), that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. In each country within our Central and Eastern Europe segment, declines in the average number of analog cable RGUs led to declines in the average number of total video RGUs during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(b)
The decrease in Central and Eastern Europe's subscription revenue related to a change in ARPU is primarily due to (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services and (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. The impacts of these negative factors were partially offset by an improvement in Central and Eastern Europe's RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs.

(c)	The increase in Central and Eastern Europe's non-subscription revenue is attributable to the net impact of various individually insignificant changes.

Telenet (Belgium). The increase in Telenet's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $43.6 million or 9.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$6.7	$—	$6.7
ARPU (b)	20.3	—	20.3
Increase in non-subscription revenue (c)	—	16.6	16.6
Organic increase	27.0	16.6	43.6
Impact of FX	(16.8)	(3.6)	(20.4)
Total	$10.2	$13.0	$23.2
_______________

(a)
The increase in Telenet's subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

(b)
The increase in Telenet's subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a net increase resulting primarily from the following factors: (a) higher ARPU due to October 2011 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (b) higher ARPU from digital cable services, (c) lower ARPU due to an increase in the proportions of customers selecting lower-priced tiers of broadband internet services and (d) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans.

(c)
The increase in Telenet's non-subscription revenue is due primarily to (i) an increase in mobile telephony revenue of $6.4 million, (ii) an increase in mobile handset sales to third-party retailers and subscribers of $5.9 million and (iii) an increase in interconnect revenue associated with growth in mobile and fixed telephony services. Telenet's mobile handset sales typically generate relatively low margins.

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

VTR Group (Chile). The increase in the VTR Group's revenue during the three months ended March 31, 2012, as compared to the corresponding period in 2011, includes (i) an organic increase of $13.8 million or 6.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$10.4	$—	$10.4
ARPU (b)	3.6	—	3.6
Decrease in non-subscription revenue (c)	—	(0.2)	(0.2)
Organic increase (decrease)	14.0	(0.2)	13.8
Impact of FX	(3.0)	(0.4)	(3.4)
Total	$11.0	$(0.6)	$10.4
_______________

(a)
The increase in the VTR Group's subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group's subscription revenue related to a change in ARPU is primarily due to (i) higher ARPU due to inflation and other price adjustments for video, broadband internet and telephony services, (ii) higher ARPU from digital cable services and (iii) lower ARPU from broadband internet services. In addition, the net effect of (a) lower call volume for customers on usage-based plans and (b) the positive impact of customers moving from usage-based to fixed-rate calling plans had a slightly adverse impact on ARPU from telephony services. The VTR Group's overall ARPU was also positively impacted by an improvement in RGU mix, primarily attributable to a higher proportion of digital cable RGUs.

(c)	The decline in the VTR Group's non-subscription revenue is attributable to the net impact of various individually insignificant changes.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC Broadband Division:
Germany	$139.2	$76.1	$63.1	82.9	14.4
The Netherlands	93.3	96.0	(2.7)	(2.8)	1.3
Switzerland	91.1	88.8	2.3	2.6	0.3
Other Western Europe	83.7	86.7	(3.0)	(3.5)	0.6
Total Western Europe	407.3	347.6	59.7	17.2	3.7
Central and Eastern Europe	108.6	105.7	2.9	2.7	(1.7)
Central and other	25.2	26.4	(1.2)	(4.5)	1.3
Total UPC Broadband Division	541.1	479.7	61.4	12.8	2.4
Telenet (Belgium)	183.4	160.1	23.3	14.6	19.4
VTR Group (Chile)	101.9	90.1	11.8	13.1	14.7
Corporate and other	91.5	98.5	(7.0)	(7.1)	(1.9)
Intersegment eliminations	(21.9)	(21.0)	(0.9)	(4.3)	(8.5)
Total operating expenses excluding stock-based compensation expense	896.0	807.4	88.6	11.0	6.5
Stock-based compensation expense	1.7	4.6	(2.9)	(63.0)
Total	$897.7	$812.0	$85.7	10.6

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in digital cable services, in combination with the planned introduction of our next generation set-top box platform and online viewing, and (ii) price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division's operating expenses (exclusive of stock-based compensation expense) increased $61.4 million or 12.8% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase includes $74.1 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's operating expenses increased $11.5 million or 2.4%. This increase includes the following factors:

•	An increase in programming and related costs of $9.1 million or 6.3%, due primarily to growth in digital video services, predominantly in Germany, Poland, Switzerland, and the Netherlands;

•
An increase in outsourced labor and professional fees of $7.3 million or 17.5%, due primarily to increased call center costs attributable to higher call volumes in Germany and the Netherlands and, to a lesser extent, higher outsourced labor associated with customer-facing activities in Germany;

•
A decrease of $4.6 million resulting from the impact of several nonrecurring items recorded in the Netherlands during the 2012 and 2011 periods, including items related to the settlement of certain operational contingencies;

•
An increase in personnel costs of $4.3 million or 4.6%, due primarily to (i) increased staffing levels in the UPC Broadband Division's central operations and the Netherlands and (ii) annual wage increases; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

Telenet (Belgium). Telenet's operating expenses (exclusive of stock-based compensation expense) increased $23.3 million or 14.6% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Excluding the effects of FX, Telenet's operating expenses increased $31.0 million or 19.4%. This increase includes the following factors:

•
An increase in programming and related costs of $17.1 million or 36.9%, due primarily to an increase resulting from Telenet's second quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches for three years and, to a lesser extent, growth in digital cable services;

•
An increase in mobile costs of $8.6 million, due primarily to (i) increased mobile handset sales to third-party retailers and (ii) higher costs associated with subscriber promotions involving free or heavily-discounted handsets;

•
An increase in outsourced labor and professional fees of $3.0 million or 19.2%, due primarily to (i) increased call center costs primarily associated with (a) efforts to improve service levels and (b) a higher number of calls and (ii) a higher number of visits to customer premises; and

•	A decrease in personnel costs of $0.5 million or 1.7%, due primarily to the net effect of (i) lower bonus costs and (ii) increased staffing levels and annual wage increases.

VTR Group (Chile). The VTR Group's operating expenses (exclusive of stock-based compensation expense) increased $11.8 million or 13.1% during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Excluding the effects of FX, the VTR Group's operating expenses increased $13.3 million or 14.7%. This increase includes the following factors:

•	An increase in programming and related costs of $5.6 million or 18.2%, primarily associated with growth in digital cable services;

•	An increase in facilities expenses of $3.2 million, due primarily to higher site and tower rental costs in connection with VTR Wireless' mobile initiative;

•
An increase in interconnect and access costs of $2.4 million or 8.8%, due primarily to (i) higher costs associated with VTR Wireless' mobile initiative, largely attributable to the initiation of minimum payments under its roaming agreement, and (ii) growth in broadband internet traffic, partially offset by lower average rates; and

•
An increase in outsourced labor and professional fees of $1.9 million or 12.2%, due primarily to (i) increased costs associated with VTR Wireless' network operating center and (ii) a higher number of visits to customer premises.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC Broadband Division:
Germany	$98.5	$59.1	$39.4	66.7	25.3
The Netherlands	34.7	33.5	1.2	3.6	8.2
Switzerland	46.2	44.2	2.0	4.5	1.7
Other Western Europe	28.6	30.3	(1.7)	(5.6)	(1.4)
Total Western Europe	208.0	167.1	40.9	24.5	10.8
Central and Eastern Europe	34.7	32.1	2.6	8.1	5.1
Central and other	40.1	37.3	2.8	7.5	12.6
Total UPC Broadband Division	282.8	236.5	46.3	19.6	10.3
Telenet (Belgium)	58.3	61.4	(3.1)	(5.0)	(1.1)
VTR Group (Chile)	47.4	39.6	7.8	19.7	21.6
Corporate and other	57.1	51.1	6.0	11.7	13.9
Intersegment eliminations	(0.2)	—	(0.2)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	445.4	388.6	56.8	14.6	10.2
Stock-based compensation expense	26.0	29.3	(3.3)	(11.3)
Total	$471.4	$417.9	$53.5	12.8
___________

N.M. - Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and sales and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC Broadband Division. The UPC Broadband Division's SG&A expenses (exclusive of stock-based compensation expense) increased $46.3 million or 19.6% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase includes $33.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC Broadband Division's SG&A expenses increased $24.5 million or 10.3%. This increase includes the following factors:

•
An increase in sales and marketing costs of $8.9 million or 10.4%, primarily due to higher sales commissions in Germany and the Netherlands and, to a lesser extent, increased costs associated with rebranding and other advertising campaigns in Germany;

•
An increase in personnel costs of $5.5 million or 5.9%, due primarily to (i) increased marketing staffing levels, primarily in Switzerland and the Netherlands, and increased administrative staffing levels, primarily in the UPC Broadband Division's central operations, and (ii) annual wage increases; and

•
An increase in outsourced labor and professional fees of $4.9 million or 37.8%, due primarily to increases in the consulting costs incurred in Germany and the UPC Broadband Division's central operations. The increase in the consulting costs of our Germany operations is primarily associated with integration activities related to the KBW Acquisition.

Telenet (Belgium). Telenet's SG&A expenses (exclusive of stock-based compensation expense) decreased $3.1 million or 5.0% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Excluding the effects of FX, Telenet's SG&A expenses decreased $0.7 million or 1.1%. This decrease includes the following factors:

•	A decrease in outsourced labor and professional fees of $5.3 million, due primarily to a decrease in consulting costs associated with regulatory and strategic initiatives;

•
An increase in sales and marketing costs of $4.7 million or 28.0%, due primarily to higher marketing costs incurred in connection with promotional and operational initiatives during the first quarter of 2012 and, to a lesser extent, increased sales commissions;

•	A decrease in personnel costs of $2.5 million or 9.6%, due primarily to the net effect of (i) lower bonus costs and (ii) increased staffing levels and annual wage increases; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

VTR Group (Chile). The VTR Group's SG&A expenses (exclusive of stock-based compensation expense) increased $7.8 million or 19.7%, during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Excluding the effects of FX, the VTR Group's SG&A expenses increased $8.6 million or 21.6%. This increase includes the following factors:

•
An increase in sales and marketing costs of $4.3 million or 13.8%, due primarily to (i) higher sales commissions and (ii) increased advertising campaigns associated with VTR Wireless' mobile initiative;

•	An increase in facilities expenses of $1.6 million, due primarily to the rental of retail, office, and other space in connection with VTR Wireless' mobile initiative; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating charges or credits). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC Broadband Division:
Germany	$323.0	$199.8	$123.2	61.7	2.3
The Netherlands	182.7	180.7	2.0	1.1	5.5
Switzerland	178.2	166.7	11.5	6.9	4.3
Other Western Europe	97.4	99.6	(2.2)	(2.2)	1.9
Total Western Europe	781.3	646.8	134.5	20.8	3.6
Central and Eastern Europe	137.6	127.3	10.3	8.1	1.1
Central and other	(37.1)	(33.6)	(3.5)	(10.4)	(16.0)
Total UPC Broadband Division	881.8	740.5	141.3	19.1	2.6
Telenet (Belgium)	235.8	232.8	3.0	1.3	5.7
VTR Group (Chile)	75.2	84.4	(9.2)	(10.9)	(9.5)
Corporate and other	2.8	4.2	(1.4)	(33.3)	(8.8)
Total	$1,195.6	$1,061.9	$133.7	12.6	2.3

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2012	2011
	%
UPC Broadband Division:
Germany	57.6	59.6
The Netherlands	58.8	58.3
Switzerland	56.5	55.6
Other Western Europe	46.4	46.0
Total Western Europe	55.9	55.7
Central and Eastern Europe	49.0	48.0
Total UPC Broadband Division, including central and other	51.7	50.8
Telenet (Belgium)	49.4	51.2
VTR Group (Chile)	33.5	39.4

The operating cash flow margin of the UPC Broadband Division increased during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase is primarily attributable to improved operational leverage as all of the UPC Broadband Division's reportable segments other than Germany experienced margin increases. The decline in Germany's operating cash flow margin is attributable to the net effect of (i) higher marketing and customer care costs at Unitymedia, (ii) the positive impact of the inclusion of KBW during the 2012 period and (iii) integration costs associated with the KBW Acquisition. In Belgium, Telenet's operating cash flow margin declined during the three-month period, as an increase due to improved operational leverage was more than offset by a decrease attributable to higher programming costs. The increase in programming costs is largely attributable to Telenet's second quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments above. In the case of Chile, the incremental operating cash flow deficit of VTR Wireless' mobile initiative during the three months ended March 31, 2012 ($14.7 million) as compared to the corresponding period in 2011 ($5.3 million) adversely impacted the VTR Group's operating cash flow margin. In this regard, the adverse incremental impact of VTR Wireless' mobile initiative on the VTR Group's operating cash flow is expected to be significantly higher during the second quarter of 2012, as compared to the first quarter 2012 amount.
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

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$1,165.6	$1,058.6	$107.0	10.1	2.3
Broadband internet	599.4	529.5	69.9	13.2	9.0
Telephony	376.1	308.7	67.4	21.8	7.9
Total subscription revenue	2,141.1	1,896.8	244.3	12.9	5.1
Other revenue (c)	395.9	361.1	34.8	9.6	5.4
Total	$2,537.0	$2,257.9	$279.1	12.4	5.1
_______________

(a)
Effective January 1, 2012, we began including the monthly revenue derived from certain SOHO subscribers in our subscription revenue. SOHO subscribers receive video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

(b)
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

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, installation and mobile telephony revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $279.1 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase includes $263.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $116.2 million or 5.1%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for three months ended March 31, 2012, as compared to the corresponding period in 2011, is as follows (in millions):

Increase due to change in:
Average number of RGUs	$85.5
ARPU	11.1
Organic increase	96.6
Impact of acquisitions	231.8
Impact of FX	(84.1)
Total increase in subscription revenue	$244.3

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $96.6 million or 5.1% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $47.5 million or 9.0%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) an increase in subscription revenue from video services of $24.6 million or 2.3%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, and (iii) an increase in subscription revenue from telephony services of $24.5 million or 7.9%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $19.6 million or 5.4% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase is primarily attributable to increases in (i) revenue from Telenet's mobile telephony services and mobile handset sales, (ii) interconnect revenue and (iii) programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $85.7 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase includes $74.1 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $2.9 million during the three months ended March 31, 2012. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $52.1 million or 6.5% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase primarily reflects a net increase in programming and other direct costs and, to a lesser extent, an increase in outsourced labor and professional fees. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $53.5 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase includes $33.5 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $3.3 million during the three months ended March 31, 2012. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $39.5 million or 10.2% during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This increase largely reflects a net increase in sales and marketing costs and, to a lesser extent, a net increase in personnel costs. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$9.5	$12.5
Other LGI stock-based incentive awards	12.7	11.2
Total LGI common stock	22.2	23.7
Telenet stock-based incentive awards	4.6	9.5
Other (b)	0.9	2.4
Total	$27.7	$35.6
Included in:
Continuing operations:
Operating expense	$1.7	$4.6
SG&A expense	26.0	29.3
Total - continuing operations	27.7	33.9
Discontinued operation	—	1.7
Total	$27.7	$35.6
_______________

(a)	Includes stock-based compensation expense related to LGI PSUs and, during the 2011 period, the LGI Performance Plans.

(b)
Includes $0.7 million of stock-based compensation expense for the three months ended March 31, 2012 related to performance-based awards granted pursuant to a liability-based plan of the VTR Group.  These awards were granted during the first quarter of 2012 and, subject to the achievement of the minimum performance criteria, 50% to 150% of these awards will vest on December 31, 2013 based on the level of the specified performance criteria that is achieved through 2012.

For additional information concerning our stock-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $81.7 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Excluding the effects of FX, depreciation and amortization expense increased $109.3 million or 18.5% due primarily to the net effect of (i) an increase associated with acquisitions, primarily in Germany, (ii) an increase associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease associated with certain assets becoming fully depreciated, primarily in Switzerland, Belgium, Chile and the Netherlands.

Impairment, restructuring and other operating charges, net

We recognized impairment, restructuring and other operating charges, net, of $2.9 million during the three months ended March 31, 2012, as compared to $6.1 million during the corresponding period in 2011. The 2012 amount includes aggregate restructuring charges of $5.4 million associated with employee severance and termination costs related to certain reorganization activities, primarily in Europe. The 2011 amount includes $5.6 million of direct acquisition costs and other fees incurred in connection with the acquisition of KBW.

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical 20% to 30% decline in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At March 31, 2012, the goodwill associated with these reporting units aggregated $966.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

Interest expense

Our interest expense increased $70.9 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Excluding the effects of FX, interest expense increased $92.1 million or 26.5%. This increase is primarily attributable to higher average outstanding debt balances and, to a lesser extent, higher weighted average interest rates. The increase in our weighted average interest rate is primarily related to the completion of refinancing transactions that generally resulted in extended maturities and higher interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $1.2 million during the three months ended March 31, 2012, as compared to the corresponding period in 2011. This decrease is primarily attributable to the net effect of (i) a decrease in interest income due to lower average cash and cash equivalent and restricted cash balances and (ii) an increase in dividend income attributable to our investment in Sumitomo common stock.

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

	Three months ended March 31,
	2012	2011
	in millions

Cross-currency and interest rate derivative contracts (a)	$(479.1)	$73.0
Equity-related derivative contracts (b)	(126.5)	(79.2)
Foreign currency forward contracts	(10.4)	(3.1)
Other	1.9	(1.4)
Total	$(614.1)	$(10.7)
_______________

(a)
The loss during the 2012 period is primarily attributable to the net effect of (i) losses associated with increases in the value of the Polish zloty, Hungarian forint, Swiss franc, Chilean peso and Czech koruna relative to the euro, (ii) losses associated with increases in the value of the Chilean peso and Swiss franc relative to the U.S. dollar, (iii) a loss associated with an increase in the value of the U.S. dollar relative to the euro, (iv) losses associated with decreases in market interest rates in the euro, Hungarian forint and Swiss franc markets and (v) a gain associated with increases in market interest rates in the Chilean peso market. In addition, the loss during the 2012 period includes a net gain of $22.3 million, resulting from changes in our credit risk valuation adjustments. The gain during the 2011 period primarily is attributable to the net effect of (i) gains associated with increases in market interest rates in the euro, Swiss franc, Chilean peso and Romanian lei markets, (ii) gains associated with decreases in the values of the Swiss franc, Chilean peso and Polish zloty relative to the euro, (iii) a loss associated with a decrease in the value of the U.S. dollar relative to the euro, (iv) losses associated with increases in the values of the Hungarian forint and Czech koruna relative to the euro and (v) losses associated with increases in the values of the Romanian lei, Swiss franc, and Chilean peso relative to the U.S. dollar. In addition, the gain during 2011 includes a net loss of $25.2 million, resulting from changes in our credit risk valuation adjustments.

(b)
Includes losses related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. These losses are primarily attributable to (i) increases in the market price of Sumitomo common stock and (ii) decreases in the value of the Japanese yen relative to the U.S. dollar.

For additional information concerning our derivative instruments, see notes 4 and 5 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended March 31,
	2012	2011
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$278.6	$183.3
U.S. dollar denominated debt issued by European subsidiaries	103.0	194.7
Yen denominated debt issued by a U.S. subsidiary	83.5	22.8
Cash and restricted cash denominated in a currency other than the entity’s functional currency	11.3	(23.6)
Other	2.6	7.0
Total	$479.0	$384.2
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

	Three months ended March 31,
	2012	2011
	in millions
Investments (a):
Sumitomo	$42.8	$9.3
Other, net (b)	8.1	(17.6)
Debt — UGC Convertible Notes (c)	—	(85.3)
Total	$50.9	$(93.6)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

(b)
Amounts include changes in the fair value of Chellomedia's investment in Cyfra+ that are primarily attributable to (i) changes in the value of the Polish zloty as compared to the euro and U.S. dollar and (ii) the impact of changes in the projected cash flows of Cyfra+.

(c)
Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The UGC Convertible Notes were converted into LGI common stock in April 2011.

Losses on debt modifications and extinguishments

We recognized losses on debt modifications and extinguishments, net, of $6.8 million and $19.3 million during the three months ended March 31, 2012 and 2011, respectively.  The loss during the 2012 period includes (i) third-party costs of $2.9 million associated with the Unitymedia Exchange, as further described in note 15 to our condensed consolidated financial statements, (ii) third-party costs of $2.0 million associated with the execution of Facility AE under the UPC Broadband Holding Bank Facility and (iii) the write-off of $1.9 million of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O under the UPC Broadband Holding Bank Facility. The loss during the 2011 period includes (i) the write-off of $15.7 million of deferred financing costs and an unamortized discount in connection with the prepayment of amounts outstanding under Facilities M, P, T and U under the UPC Broadband Holding Bank Facility and (ii) the write-off of $3.6 million of deferred financing costs in connection with the prepayment of amounts outstanding under Telenet Facilities K and L1 under the Telenet Credit Facility. For additional information, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $33.1 million and $28.5 million during the three months ended March 31, 2012 and 2011, respectively.

The income tax expense during the three months ended March 31, 2012 differs from the expected income tax expense of $1.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest, dividends and other items associated with investments in subsidiaries and affiliates and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax expense during the three months ended March 31, 2011 differs from the expected income tax expense of $127.1 million (based on the U.S. federal 35% income tax rate) due primarily to the positive impacts of (i) a net decrease in valuation allowances previously established against deferred tax assets in certain jurisdictions and (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate. The positive impacts of these items were partially offset by the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2012 and 2011, we reported earnings (loss) from continuing operations of ($29.2 million) and $334.7 million, respectively, including (i) operating income of $494.3 million and $432.9 million, respectively, (ii) non-operating expense of $490.4 million and $69.7 million, respectively, and (iii) income tax expense of $33.1 million and $28.5 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent reliable sources of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating charges, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $38.1 million and $89.3 million during the three months ended March 31, 2012 and 2011, respectively, relate to the operations of Austar. As we concluded that Austar was held-for-sale effective December 31, 2011, no depreciation or amortization is included in the amount reported for the 2012 period. In addition, the amount reported for the 2011 period includes a $115.3 million pre-tax gain on the sale of Austar's spectrum licenses. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $34.0 million during the three months ended March 31, 2012 as compared to $81.6 million during the corresponding period in 2011. This decrease is primarily attributable to declines in the results of operations of Austar and Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Chellomedia PFH, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a majority of our consolidated cash and cash equivalents at March 31, 2012. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2012 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$376.2
Non-operating subsidiaries	469.8
Total LGI and non-operating subsidiaries	846.0
Operating subsidiaries:
Telenet	576.3
VTR Group (a)	74.9
KBW (b)	64.9
UPC Holding (excluding VTR Group)	54.9
Unitymedia	17.9
Liberty Puerto Rico	13.1
Chellomedia	12.0
Other operating subsidiaries	2.4
Total operating subsidiaries	816.4
Total cash and cash equivalents	$1,662.4
_______________

(a)	Includes $18.3 million of cash and cash equivalents held by VTR Wireless.

(b)
As a result of certain internal reorganization transactions, which were effective upon registration in March 2012, UPC Germany HC1 became the immediate parent company of KBW and the issuer of the KBW Senior Notes. In May 2012, we completed certain reorganization, debt exchange and debt redemption transactions that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia consolidated borrowing group.

Liquidity of LGI and its Non-operating Subsidiaries

The $376.2 million of cash and cash equivalents held by LGI, and subject to certain tax considerations, the $469.8 million of cash and cash equivalents held by LGI's non-operating subsidiaries, represented available liquidity at the corporate level at March 31, 2012. Our remaining cash and cash equivalents of $816.4 million at March 31, 2012 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI's non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries' cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI's operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. See note 2 to our condensed consolidated financial statements for information concerning the pending disposition of Austar and note 9 to our condensed consolidated financial statements for information concerning a pending capital distribution of Telenet.

At March 31, 2012, our consolidated cash and cash equivalents balance includes $1,288.3 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities or (vi) income tax payments. No assurance can be given that any external funding would be available to LGI or our non-operating subsidiaries on favorable terms, or at all.

During the first three months of 2012, we repurchased a total of 1,897,785 shares of our LGI Series A common stock at a weighted average price of $46.19 per share and 3,136,314 shares of our LGI Series C common stock at a weighted average price of $46.18 per share, for an aggregate purchase price of $232.4 million, including direct acquisition costs. At March 31, 2012, the remaining amount authorized under our most recent stock repurchase program was $778.7 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Chellomedia PFH, Liberty Puerto Rico, Telenet, Unitymedia, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2012, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries' liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the acquisitions of our subsidiaries, see note 2 to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our March 31, 2012 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2012 was 5.3x. In addition, the ratio of our March 31, 2012 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended March 31, 2012 was 4.9x.

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

At March 31, 2012, our outstanding consolidated debt and capital lease obligations aggregated $25.2 billion, including $215.0 million that is classified as current in our condensed consolidated balance sheet and $24.0 billion that is due in 2016 or thereafter.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how economic conditions, sovereign debt concerns and/or any adverse regulatory developments could impact the credit and equity markets we access and accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at March 31, 2012.

For additional information concerning our debt and capital lease obligations, see notes 7 and 15 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. During the three months ended March 31, 2012, we used net cash provided by our operating activities of $754.8 million and $31.6 million of our existing cash and cash equivalents (excluding a $42.5 million increase due to FX) to fund net cash used by our investing activities of $541.7 million and net cash used by our financing activities of $244.7 million.

Operating Activities. Net cash provided by our operating activities increased $60.4 million, from $694.4 million during the first three months of 2011 to $754.8 million during the first three months of 2012. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due in part to the impact of the KBW Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the KBW Acquisition, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower net cash payments for taxes and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. Net cash used by our investing activities decreased $1,631.0 million, from $2,172.7 million during the first three months of 2011 to $541.7 million during the first three months of 2012. This decrease in cash used is due primarily to the net effect of (i) a decrease in cash used of $1,649.3 million related to the KBW Escrow Account that was established during the 2011 period, (ii) an increase in cash used associated with higher capital expenditures of $31.7 million and (iii) a decrease in cash used associated with lower cash paid in connection with acquisitions of $18.4 million. Capital expenditures increased from $489.6 million during the first three months of 2011 to $521.3 million during the first three months of 2012, as a net increase in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, was only partially offset by a decrease due to FX.

As further discussed and quantified below, the capital expenditures that we report in our condensed consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these expenditures are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid.

The UPC Broadband Division accounted for $350.9 million (including $95.3 million and $38.4 million attributable to Unitymedia and KBW, respectively) and $320.3 million (including $79.0 million attributable to Unitymedia) of our consolidated capital expenditures during the three months ended March 31, 2012 and 2011, respectively. The UPC Broadband Division capital expenditure amount for the three months ended March 31, 2012 excludes $25.7 million of capital additions that were financed under vendor financing or capital lease arrangements. The increase in the capital expenditures of the UPC Broadband Division (excluding the impact of capital additions financed under vendor financing or capital lease arrangements) is due primarily to the net effect of (i) an increase due to acquisitions, (ii) a decrease due to FX, (iii) an increase in expenditures for the purchase and installation of customer premises equipment, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

Telenet accounted for $105.1 million and $109.9 million of our consolidated capital expenditures during the three months ended March 31, 2012 and 2011, respectively. These amounts exclude $11.7 million and $7.5 million, respectively, of capital additions that were financed under capital lease arrangements. The decrease in Telenet's capital expenditures (excluding the impact of capital additions financed under capital lease arrangements), is due primarily to the net effect of (i) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) a decrease due to FX and (iv) an increase in expenditures for the purchase and installation of customer premises equipment.

The VTR Group accounted for $58.3 million and $47.7 million (including $9.0 million and $6.1 million attributable to VTR Wireless, respectively) of our consolidated capital expenditures during the three months ended March 31, 2012 and 2011, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures related to the construction of VTR Wireless' mobile network, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems and (v) a decrease due to FX.

Financing Activities. Net cash used by our financing activities was $244.7 million during the three months ended March 31, 2012, compared to net cash provided by our financing activities of $154.0 million during the first three months of 2011. This change is primarily attributable to the net effect of (i) a decrease in cash related to higher net repayments of debt of $433.5 million, (ii) an increase in cash related to changes in cash collateral of $64.0 million and (iii) a decrease in cash related to higher repurchases of our LGI Series A and Series C common stock of $28.0 million.

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

The following table provides the details of our free cash flow:

	Three months ended March 31,
	2012	2011
	in millions

Net cash provided by operating activities of our continuing operations	$754.8	$694.4
Excess tax benefits from stock-based compensation	0.5	20.2
Cash payments for direct acquisition costs	12.9	3.8
Capital expenditures	(521.3)	(489.6)
Principal payments on vendor financing obligations	(2.0)	—
Principal payments on certain capital leases	(3.0)	(2.5)
Free cash flow	$241.9	$226.3

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

Contractual Commitments

As of March 31, 2012, the U.S. dollar equivalents (based on March 31, 2012 exchange rates) of our consolidated contractual commitments of our continuing operations are as follows:

	Payments due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Debt (excluding interest)	$124.2	$284.0	$170.2	$398.8	$2,913.1	$6,236.1	$13,774.5	$23,900.9
Capital leases (excluding interest)	49.5	67.2	68.9	67.8	71.1	75.0	1,003.7	1,403.2
Operating leases	128.8	115.8	91.7	86.7	69.8	59.8	279.5	832.1
Programming obligations	245.1	177.4	108.9	48.2	33.7	31.2	—	644.5
Other commitments	642.7	271.5	178.1	154.4	127.8	91.2	1,313.3	2,779.0
Total (a)	$1,190.3	$915.9	$617.8	$755.9	$3,215.5	$6,493.3	$16,371.0	$29,559.7
Projected cash interest payments on debt and capital lease obligations (b)	$1,295.1	$1,619.8	$1,598.4	$1,591.7	$1,592.2	$1,454.2	$2,865.3	$12,016.7
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2012 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($256.2 million at March 31, 2012) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates and contractual maturities in effect as of March 31, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $262.5 million and $227.2 million, respectively, (including intercompany charges that eliminate in consolidation of $20.2 million and $19.3 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $26.3 million and $29.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

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

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2012 and 2011, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At March 31, 2012, $1,148.1 million or 69.1% and $399.7 million or 24.0% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At March 31, 2012, the aggregate fair value of this investment was $660.7 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2012, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, Swiss franc, Czech koruna, Hungarian forint, Polish zloty and Romanian lei and the forward sale of the euro, Swiss franc, Chilean peso, Czech koruna and Hungarian forint to hedge certain of these risks. Although certain non-functional currency risks related to our revenue and operating and SG&A expenses and most of the non-functional currency risks related to our capital expenditures were not hedged as of March 31, 2012, we expect to increase the use of hedging strategies during 2012 with respect to these non-functional currency risks. In addition, subsequent to March 31, 2012, we entered into foreign currency forward contracts to hedge the currency risk associated with the net Australian dollar proceeds we are to receive pursuant to the Austar Transaction. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended March 31, 2012 was to the euro as 64.4% of our U.S. dollar revenue during this period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2012	December 31, 2011
Spot rates:
Euro	0.7500	0.7716
Swiss franc	0.9029	0.9388
Hungarian forint	220.71	242.76
Polish zloty	3.1052	3.4431
Czech koruna	18.633	19.653
Romanian lei	3.2897	3.3367
Chilean peso	488.60	519.50
Australian dollar	0.9637	0.9751

	Three months ended
	March 31,
	2012	2011
Average rates:
Euro	0.7624	0.7312
Swiss franc	0.9210	0.9417
Hungarian forint	226.26	199.23
Polish zloty	3.2251	2.8831
Czech koruna	19.119	17.823
Romanian lei	3.3198	3.0891
Chilean peso	488.90	481.57
Australian dollar	0.9477	0.9947

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At March 31, 2012, we effectively paid a fixed interest rate on substantially all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2012 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at March 31, 2012 declines to 87%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing variable-rate indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At March 31, 2012, our variable-rate indebtedness aggregated $8.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.3%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $44.5 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Although most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor's or an equivalent rating by Moody's Investor Service, we are considering other alternatives for our cash investments that could provide higher returns. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.

At March 31, 2012, our exposure to credit risk included (i) derivative assets with a fair value of $459.4 million, (ii) cash and cash equivalent and restricted cash balances of $1,702.8 million and (iii) aggregate undrawn debt facilities of $2,005.1 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2012:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Polish zloty, the Hungarian forint, the Czech koruna and the Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €425.3 million ($567.0 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Chilean peso, and the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €158.9 million ($211.9 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €233.1 million ($310.8 million);

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €56.3 million ($75.1 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding's credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $21.8 million ($22.5 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar at March 31, 2012 would have decreased (increased) the aggregate value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €81.7 million ($108.9 million).

KBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar at March 31, 2012 would have decreased (increased) the aggregate value of the KBW cross-currency and interest rate derivative contracts by approximately €51.4 million ($68.5 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2012, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €60.0 million ($80.0 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €61.7 million ($82.3 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at March 31, 2012, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €40.1 million ($53.5 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €44.3 million ($59.1 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2012, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 28.6 billion ($58.5 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2012:

(i)
an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the fair value of the Sumitomo Collar by ¥2.7 billion ($32.7 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.1 billion ($25.8 million); and

(ii)
an instantaneous increase of 10% in the per share market price of Sumitomo's common stock would have decreased the fair value of the Sumitomo Collar by approximately ¥4.75 billion ($57.5 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately ¥5.3 billion ($63.9 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$177.0	$517.4	$504.2	$138.9	$207.5	$45.3	$(19.5)	$1,570.8
Principal-related (b)	82.0	(0.9)	470.4	28.3	191.3	(82.7)	13.2	701.6
Other (c)	12.0	21.1	21.1	21.1	(183.6)	(184.4)	(108.1)	(400.8)
Total	$271.0	$537.6	$995.7	$188.3	$215.2	$(221.8)	$(114.4)	$1,871.6
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap instruments and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2012. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2012, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company's purchase of its own equity securities during the three months ended March 31, 2012:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2012 through January 31, 2012:
Series A	1,033,400	$43.63	1,033,400	(b)
Series C	823,200	$42.40	823,200	(b)
February 1, 2012 through February 29, 2012:
Series A	557,100	$48.49	557,100	(b)
Series C	1,089,300	$46.49	1,089,300	(b)
March 1, 2012 through March 31, 2012:
Series A	307,285	$50.59	307,285	(b)
Series C	1,223,814	$48.44	1,223,814	(b)
Total - January 1, 2012 through March 31, 2012:
Series A	1,897,785	$46.19	1,897,785	(b)
Series C	3,136,314	$46.18	3,136,314	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
On December 14, 2011, our board of directors authorized a new equity repurchase program of up to $1.0 billion. At March 31, 2012, we were authorized to purchase $778.7 million of our LGI Series A and Series C common stock under this program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, the guarantors as defined therein, the facility agent and the security agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.48 to the Registrant's Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360) (the 2011 10-K)).

4.2
Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.3
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International Finance Sárl (Telenet International) as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the €2,300,000,000 credit agreement, dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2012 (File No. 000-51360)).

4.4
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2, 2012 8-K)).

4.5
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the March 2, 2012 8-K).

4.6
Accession Agreement dated March 27, 2012, between UPC Germany HoldCo 1 GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €680 million 9½% Senior Notes due 2021 issued by Kabel BW Musketeer GmbH) (incorporate by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 28, 2012 (File No. 000-51360) (the March 28, 2012 8-K)).

4.7
Supplemental Indenture dated March 27, 2012, between UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €800 million 7½% Senior Secured Notes due 2019, the $500 million 7½% Senior Secured Notes due 2019 and the €420 million Senior Secured Floating Rate Notes due 2018 of Kabel BW GmbH) (incorporated by reference to Exhibit 4.2 to the March 28, 2012 8-K).

4.8
Supplemental Indenture dated March 27, 2012 between Kabel BW GmbH, UPC Germany HoldCo 1 GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €680 million 9½% Senior Notes due 2021 issued by Kabel BW Musketeer GmbH) (incorporated by reference to Exhibit 4.3 to the March 28, 2012 8-K).

4.9
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 7½% senior secured notes due March 2019 and the senior secured floating rate notes due March 2018 issued by Unitymedia Hessen and Unitymedia NRW) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 8, 2012 8-K)).

4.10
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 9.5% senior notes due March 2021 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.2 to the May 8, 2012 8-K).

4.11
Supplemental Indenture dated May 4, 2012, between UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the €1,430.0 million 8 1/8% senior secured notes due December 2017 and the $845.0 million 8 1/8% senior secured notes due December 2017 issued by Unitymedia GmbH (the 2009 UM Senior Secured Notes)) (incorporated by reference to Exhibit 4.3 to the May 8, 2012 8-K).

4.12
Supplemental Indenture dated May 4, 2012, between UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.4 to the May 8, 2012 8-K).

10 — Material Contracts:

10.1	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012) (incorporated by reference to Exhibit 10.11 to the 2011 10-K).

10.2
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360)).

10.3
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

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

LIBERTY GLOBAL, INC.

Dated:	May 10, 2012	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 10, 2012	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	May 10, 2012	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among UPC Broadband Holding BV, the guarantors as defined therein, the facility agent and the security agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.48 to the Registrant's Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360) (the 2011 10-K)).

4.2
Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.3
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International Finance Sárl (Telenet International) as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the €2,300,000,000 credit agreement, dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 17, 2012 (File No. 000-51360)).

4.4
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2, 2012 8-K)).

4.5
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the March 2, 2012 8-K).

4.6
Accession Agreement dated March 27, 2012, between UPC Germany HoldCo 1 GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €680 million 9½% Senior Notes due 2021 issued by Kabel BW Musketeer GmbH) (incorporate by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed March 28, 2012 (File No. 000-51360) (the March 28, 2012 8-K)).

4.7
Supplemental Indenture dated March 27, 2012, between UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €800 million 7½% Senior Secured Notes due 2019, the $500 million 7½% Senior Secured Notes due 2019 and the €420 million Senior Secured Floating Rate Notes due 2018 of Kabel BW GmbH) (incorporated by reference to Exhibit 4.2 to the March 28, 2012 8-K).

4.8
Supplemental Indenture dated March 27, 2012 between Kabel BW GmbH, UPC Germany HoldCo 1 GmbH and The Bank of New York Mellon, London Branch as trustee (relating to the €680 million 9½% Senior Notes due 2021 issued by Kabel BW Musketeer GmbH) (incorporated by reference to Exhibit 4.3 to the March 28, 2012 8-K).

4.9
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 7½% senior secured notes due March 2019 and the senior secured floating rate notes due March 2018 issued by Unitymedia Hessen and Unitymedia NRW) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 8, 2012 8-K)).

4.10
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 9.5% senior notes due March 2021 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.2 to the May 8, 2012 8-K).

4.11
Supplemental Indenture dated May 4, 2012, between UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the €1,430.0 million 8 1/8% senior secured notes due December 2017 and the $845.0 million 8 1/8% senior secured notes due December 2017 issued by Unitymedia GmbH (the 2009 UM Senior Secured Notes)) (incorporated by reference to Exhibit 4.3 to the May 8, 2012 8-K).

4.12
Supplemental Indenture dated May 4, 2012, between UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.4 to the May 8, 2012 8-K).

10 — Material Contracts:

10.1	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012) (incorporated by reference to Exhibit 10.11 to the 2011 10-K).

10.2
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360)).

10.3
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

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