Form 10-Q
period 2012-06-30
Liberty Global, Inc.
filed 2012-08-02
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding shares of Liberty Global, Inc.’s common stock as of July 27, 2012 was:
Series A common stock — 144,488,250 shares;
Series B common stock — 10,206,645 shares; and
Series C common stock — 111,420,518 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2012	December 31, 2011
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,908.8	$1,651.2
Restricted cash	11.8	86.1
Trade receivables, net	757.7	910.5
Deferred income taxes	136.7	345.2
Current assets of discontinued operation (note 2)	—	275.6
Other current assets (note 4)	369.0	506.5
Total current assets	3,184.0	3,775.1
Investments (including $979.6 million and $970.1 million, respectively, measured at fair value) (notes 3 and 5)	984.9	975.2
Property and equipment, net (note 6)	12,700.9	12,868.4
Goodwill (note 6)	13,106.5	13,289.3
Intangible assets subject to amortization, net (note 6)	2,536.7	2,812.5
Long-term assets of discontinued operation (note 2)	—	770.1
Other assets, net (note 4)	1,922.7	1,918.6
Total assets	$34,435.7	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2012	December 31, 2011
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$574.3	$645.7
Deferred revenue and advance payments from subscribers and others	787.0	847.6
Accrued programming	234.4	213.1
Accrued interest	306.8	295.4
Derivative instruments (note 4)	563.9	601.2
Current portion of debt and capital lease obligations (note 7)	251.0	184.1
Current liabilities of discontinued operation (note 2)	—	114.1
Other accrued and current liabilities	1,461.7	1,268.6
Total current liabilities	4,179.1	4,169.8
Long-term debt and capital lease obligations (note 7)	23,659.2	24,573.8
Long-term liabilities of discontinued operation (note 2)	—	746.5
Other long-term liabilities (note 4)	3,729.5	3,987.7
Total liabilities	31,567.8	33,477.8
Commitments and contingencies (notes 4, 7 and 13)
Equity (note 9):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 144,477,165 and 146,266,629 shares, respectively	1.4	1.5
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,213,773 and 10,239,144 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 112,651,196 and 118,470,699 shares, respectively	1.1	1.2
Additional paid-in capital	3,495.0	3,964.6
Accumulated deficit	(1,995.0)	(2,671.5)
Accumulated other comprehensive earnings, net of taxes	1,588.8	1,509.5
Total LGI stockholders	3,091.4	2,805.4
Noncontrolling interests	(223.5)	126.0
Total equity	2,867.9	2,931.4
Total liabilities and equity	$34,435.7	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	in millions, except share and per share amounts

Revenue (note 12)	$2,524.5	$2,429.6	$5,061.5	$4,687.5
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	887.3	856.0	1,785.0	1,668.0
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	477.9	454.9	949.3	872.8
Depreciation and amortization	668.7	620.0	1,339.4	1,209.0
Impairment, restructuring and other operating items, net (note 2)	11.6	4.5	14.5	10.6
	2,045.5	1,935.4	4,088.2	3,760.4
Operating income	479.0	494.2	973.3	927.1
Non-operating income (expense):
Interest expense	(402.1)	(375.4)	(820.2)	(722.6)
Interest and dividend income	1.9	13.8	20.9	34.0
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	237.4	(448.4)	(376.7)	(459.1)
Foreign currency transaction gains (losses), net	(474.4)	205.0	4.6	589.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 3 and 5)	(34.1)	(48.9)	16.8	(142.5)
Losses on debt modification, extinguishment and conversion, net (note 7)	(6.9)	(187.1)	(13.7)	(206.4)
Other expense, net	(3.7)	(1.9)	(4.0)	(5.2)
	(681.9)	(842.9)	(1,172.3)	(912.6)
Earnings (loss) from continuing operations before income taxes	(202.9)	(348.7)	(199.0)	14.5
Income tax benefit (expense) (note 8)	(11.8)	1.5	(44.9)	(27.0)
Loss from continuing operations	(214.7)	(347.2)	(243.9)	(12.5)
Discontinued operation (note 2):
Earnings (loss) from discontinued operation, net of taxes	(2.6)	16.5	35.5	105.8
Gain on disposal of discontinued operation, net of taxes	924.1	—	924.1	—
	921.5	16.5	959.6	105.8
Net earnings (loss)	706.8	(330.7)	715.7	93.3
Net earnings attributable to noncontrolling interests	(5.2)	(16.3)	(39.2)	(97.9)
Net earnings (loss) attributable to LGI stockholders	$701.6	$(347.0)	$676.5	$(4.6)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(0.81)	$(1.41)	$(0.97)	$(0.25)
Discontinued operation	3.41	0.04	3.46	0.23
	$2.60	$(1.37)	$2.49	$(0.02)

Weighted average common shares outstanding - basic and diluted	269,398,368	254,181,622	271,186,138	248,074,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	in millions

Net earnings (loss)	$706.8	$(330.7)	$715.7	$93.3
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	32.5	254.5	92.6	129.6
Reclassification adjustments included in net earnings (note 2)	(12.0)	—	(12.0)	—
Other	0.4	(3.3)	0.4	(6.1)
Other comprehensive earnings	20.9	251.2	81.0	123.5
Comprehensive earnings (loss)	727.7	(79.5)	796.7	216.8
Comprehensive earnings attributable to noncontrolling interests	(3.0)	(13.0)	(40.9)	(79.5)
Comprehensive earnings (loss) attributable to LGI stockholders	$724.7	$(92.5)	$755.8	$137.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	676.5	—	676.5	39.2	715.7
Other comprehensive earnings, net of taxes	—	—	—	—	—	79.3	79.3	1.7	81.0
Repurchase and cancellation of LGI common stock (note 9)	(0.1)	—	(0.1)	(434.0)	—	—	(434.2)	—	(434.2)
Stock-based compensation (note 10)	—	—	—	38.1	—	—	38.1	—	38.1
Telenet Share Repurchase Agreement (note 9)	—	—	—	(68.3)	—	—	(68.3)	2.5	(65.8)
Sale of Austar (note 2)	—	—	—	—	—	—	—	(84.4)	(84.4)
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(338.8)	(338.8)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(5.4)	—	—	(5.4)	30.3	24.9
Balance at June 30, 2012	$1.4	$0.1	$1.1	$3,495.0	$(1,995.0)	$1,588.8	$3,091.4	$(223.5)	$2,867.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2012	2011
	in millions
Cash flows from operating activities:
Net earnings	$715.7	$93.3
Earnings from discontinued operation	(959.6)	(105.8)
Loss from continuing operations	(243.9)	(12.5)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	63.3	72.8
Depreciation and amortization	1,339.4	1,209.0
Impairment, restructuring and other operating items, net	14.5	10.6
Amortization of deferred financing costs and non-cash interest accretion	32.1	48.5
Realized and unrealized losses on derivative instruments, net	376.7	459.1
Foreign currency transaction gains, net	(4.6)	(589.2)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net of dividends	(11.2)	152.1
Losses on debt modification, extinguishment and conversion, net	13.7	206.4
Deferred income tax expense	122.4	77.6
Excess tax benefits from stock-based compensation	(10.0)	(23.1)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(298.7)	(325.4)
Net cash provided by operating activities of discontinued operation	61.2	83.6
Net cash provided by operating activities	1,454.9	1,369.5
Cash flows from investing activities:
Proceeds received upon disposition of discontinued operation	1,055.6	—
Capital expenditures	(994.1)	(966.9)
Cash paid in connection with acquisitions, net of cash acquired	(48.7)	(65.9)
Increase in escrow account	—	(1,649.3)
Decrease in escrow account	—	143.0
Other investing activities, net	7.4	10.4
Net cash provided (used) by investing activities of discontinued operation	(260.6)	69.0
Net cash used by investing activities	$(240.4)	$(2,459.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2012	2011
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(1,858.5)	$(2,556.0)
Borrowings of debt	1,311.9	3,612.5
Repurchase of LGI common stock	(428.1)	(353.5)
Distributions by subsidiaries to noncontrolling interests	(84.9)	(2.4)
Change in cash collateral	64.0	—
Payment of financing costs, debt premiums and exchange offer consideration	(29.2)	(216.5)
Payment of net settled employee withholding taxes on stock incentive awards	(28.4)	(65.3)
Excess tax benefits from stock-based compensation	10.0	23.1
Net cash paid related to derivative instruments	(64.9)	(3.7)
Other financing activities, net	(36.3)	27.4
Net cash used by financing activities of discontinued operation	—	(50.5)
Net cash provided (used) by financing activities	(1,144.4)	415.1
Effect of exchange rate changes on cash:
Continuing operations	(11.9)	212.1
Discontinued operation	(9.5)	12.0
Total	(21.4)	224.1
Net increase (decrease) in cash and cash equivalents:
Continuing operations	257.6	(565.1)
Discontinued operation	(208.9)	114.1
Net increase (decrease) in cash and cash equivalents	48.7	(451.0)
Cash and cash equivalents:
Beginning of period	1,651.2	3,847.5
End of period	$1,908.8	$3,396.5

Cash paid for interest:
Continuing operations	$771.3	$662.3
Discontinued operation	29.0	28.2
Total	$800.3	$690.5
Net cash paid (refunded) for taxes - continuing operations	$(12.4)	$21.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012
(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with continuing consolidated broadband communications and/or direct-to-home satellite (DTH) operations at June 30, 2012 in 13 countries, primarily in Europe and Chile. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations in Germany of Unitymedia GmbH (Unitymedia), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the "UPC/Unity Division." UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Liberty Global Europe's 50.4%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2011 and our statements of operations and cash flows for all periods presented, and the amounts presented in these notes relate only to our continuing operations unless otherwise indicated. For additional information regarding the disposition of Austar, see note 2.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(2)    Acquisitions and Dispositions

2012 Pending Acquisition

On June 26, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), agreed with certain investment funds affiliated with Searchlight Capital Partners L.P. (Searchlight) to enter into a series of transactions (collectively, the Puerto Rico Transaction) that will result in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. The Puerto Rico Transaction assigns an enterprise value to OneLink of $585.3 million before transaction costs.
Immediately prior to the acquisition of OneLink, LGI Broadband Operations will contribute its 100% interest in Liberty Puerto Rico, and Searchlight will contribute cash to Leo LP, a newly formed entity. Leo LP will in turn use the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party for a purchase price of $87.3 million, subject to closing adjustments that generally are meant to increase the purchase price for the cash that is expected to be generated by OneLink from April 1, 2012 through the closing date. Upon completion of the Puerto Rico Transaction, (i) Leo LP will be 60%-owned by LGI Broadband Operations and 40%-owned by Searchlight and (ii) LGI Broadband Operations will have a controlling financial interest in, and will consolidate, Leo LP.
Subject to customary closing conditions, including regulatory approvals (certain of which were received in July 2012), the Puerto Rico Transaction is expected to close in the fourth quarter of 2012.

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our then indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (KBW Musketeer) pursuant to a sale and purchase agreement dated March 21, 2011 (the KBW Purchase Agreement) with Oskar Rakso S.àr.l. (Oskar Rakso) as the seller (the KBW Acquisition). KBW Musketeer was the indirect parent company of Kabel BW GmbH (KBW), Germany's third largest cable television operator in terms of number of subscribers. At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2's payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW's consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.9 million ($3,060.7 million at the transaction date) resulted in total consideration of €3,415.3 million ($4,442.6 million at the transaction date) before direct acquisition costs. As part of an internal reorganization that was effected through a series of mergers and consolidations, KBW Musketeer and its immediate subsidiary, Kabel BW Erste Beteiligungs GmbH, were merged into UPC Germany HC2 and UPC Germany HC2 was subsequently merged into KBW. As a result of these transactions, which were effective upon registration in March 2012, UPC Germany HoldCo 1 GmbH (UPC Germany HC1) became the immediate parent company of KBW and the issuer of the KBW Senior Notes (as defined and described in note 7). In May 2012, we completed certain reorganization, debt exchange and debt redemption transactions that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia consolidated borrowing group. For additional information, see note 7.

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
June 30, 2012
(unaudited)

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

In January 2012, two competitors of our German cable business, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve the KBW Acquisition. We believe that the FCO's decision will ultimately be upheld and we currently intend to support the FCO in defending the decision. In addition, we do not expect that the filing of these appeals will have any impact on the ongoing integration and development of our operations in Germany. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.

The FCO has communicated to us that it is reviewing customary practices in the negotiation of length of term in contracts with multiple dwelling units for analogue television services. The FCO had previously identified one such contract between Unitymedia and a landlord as potentially being subject to amendment by order. If the FCO does issue an order requiring amendment, it could have application beyond one contract or could have broader application in the industry, or it could be limited to the single contract.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Pro Forma Information

The following unaudited pro forma condensed operating results for the three and six months ended June 30, 2011 give effect to (i) the KBW Acquisition and (ii) the Aster Acquisition, as if they had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
	in millions, except per share amounts
Revenue:
Continuing operations	$2,681.5	$5,175.8
Discontinued operation	189.0	363.4
Total	$2,870.5	$5,539.2
Net loss attributable to LGI stockholders	$(353.1)	$(5.4)
Basic and diluted loss attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(1.39)	$(0.02)

Dispositions

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL agreed to acquire 100% of Austar's ordinary shares through a series of transactions (the Austar Transaction), one of which involved our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by a loan from FOXTEL. On May 23, 2012, FOXTEL acquired 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.57 at the transaction date) in cash per share, which represented a total equity sales price of AUD 1,932.7 million ($1,990.7 million at the transaction date) for the 100% interest in Austar (based on Austar ordinary shares outstanding at the transaction date) or AUD 1,046.5 million for our 54.15% interest in Austar. Upon completion of these transactions and excluding proceeds related to the Austar NCI Acquisition shares acquired in the Austar NCI Acquisition, our company realized cash proceeds equivalent to $1,056.1 million after taking into account applicable foreign currency forward contracts and before considering (i) cash paid for disposal costs and (ii) the Austar cash and cash equivalents of AUD 222.6 million ($229.3 million at the transaction date) that were included in the net assets transferred to FOXTEL. The transfer of Austar's cash and cash equivalents to FOXTEL is included in net cash provided (used) by investing activities of discontinued operation in our condensed consolidated statement of cash flows for the six months ended June 30, 2012.

In connection with the sale of Austar, we recognized a pre-tax gain of $928.2 million that includes (i) cumulative foreign currency translation gains of $22.6 million and (ii) cumulative cash flow hedge losses of $15.1 million, each of which have been reclassified to net earnings from accumulated other comprehensive earnings. The associated deferred income tax expense of $4.1 million differs from the amount computed by applying the U.S. federal income tax rate of 35% due primarily to the fact that (i) the Austar Transaction was not subject to taxation in Australia and (ii) most elements of the Austar Transaction were not subject to taxation in the U.S. This gain, net of income taxes, is included in gain on disposal of discontinued operation, net of taxes, in our condensed consolidated statements of operations for the three and six months ended June 30, 2012.

Effective December 31, 2011, we concluded that it was probable that all substantive conditions precedent to the closing of the Austar Transaction would be satisfied, and accordingly, we began reporting Austar as a discontinued operation in our condensed consolidated financial statements as of that date.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Austar's historical operating results, which are included in earnings (loss) from discontinued operation, net of taxes, in our condensed consolidated statements of operations, are summarized in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2012 (a)	2011	2012 (a)	2011
	in millions

Revenue	$106.5	$189.0	$293.7	$363.4
Operating income	$13.7	$36.6	$78.7	$181.3
Earnings (loss) before income taxes and noncontrolling interests	$(4.4)	$21.8	$49.6	$148.3
Income tax expense (benefit)	$(1.8)	$5.3	$14.1	$42.5
Earnings (loss) from discontinued operation attributable to LGI stockholders, net of taxes	$(5.0)	$9.2	$15.6	$57.9
_______________

(a)	Represents the operating results of Austar through May 23, 2012, the date the Austar Transaction was completed.

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in earnings from discontinued operation, net of taxes, in our condensed consolidated statement of operations for the six months ended June 30, 2011.

(3)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2012	December 31, 2011
	in millions
Fair value:
Sumitomo (a)	$633.9	$617.9
Other (b)	345.7	352.2
Total - fair value	979.6	970.1
Equity	4.9	4.5
Cost	0.4	0.6
Total	$984.9	$975.2
_______________

(a)
At June 30, 2012, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at June 30, 2012. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(b)
Includes various fair value investments, the most significant of which is our 25.0% interest in Canal+ Cyfrowy Sp zoo (Cyfra+), a privately-held DTH operator in Poland. During the second quarter of 2012 and 2011, we received dividends from Cyfra+ of $4.1 million and $7.9 million, respectively. These dividends have been reflected as reductions of our investment in Cyfra+.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF) and the Chilean peso (CLP). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2012			December 31, 2011
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$75.8	$572.7	$648.5	$155.8	$544.4	$700.2
Equity-related derivative contracts (c)	—	634.3	634.3	—	684.6	684.6
Foreign currency forward contracts	1.7	4.9	6.6	4.5	0.3	4.8
Other	1.6	2.4	4.0	1.7	2.1	3.8
Total	$79.1	$1,214.3	$1,293.4	$162.0	$1,231.4	$1,393.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$539.9	$1,668.8	$2,208.7	$576.6	$1,705.0	$2,281.6
Equity-related derivative contracts (c)	22.1	—	22.1	23.3	—	23.3
Foreign currency forward contracts	1.2	—	1.2	0.1	2.7	2.8
Other	0.7	1.2	1.9	1.2	1.8	3.0
Total	$563.9	$1,670.0	$2,233.9	$601.2	$1,709.5	$2,310.7
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2012 and December 31, 2011, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $52.3 million and $59.3 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $195.5 million and $255.1 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties' credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries' debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross currency and interest rate derivative contracts resulted in losses of $70.6 million and $48.3 million during the three and six months ended June 30, 2012, respectively, and gains of $56.2 million and $31.0 million during the three and six months ended June 30, 2011, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

(c)
The fair value of our equity-related derivatives relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

we have assumed that any losses incurred by our company in the event of nonperformance by the counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar. The 2011 six-month period also includes a $45.3 million loss related to a total return swap entered into in connection with the KBW Purchase Agreement. This swap was ultimately terminated for no consideration in connection with the KBW Acquisition.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$169.5	$(479.1)	$(309.6)	$(406.1)
Equity-related derivative contracts (a)	66.9	72.2	(59.6)	(7.0)
Foreign currency forward contracts	0.7	(41.2)	(9.7)	(44.3)
Other	0.3	(0.3)	2.2	(1.7)
Total — continuing operations	$237.4	$(448.4)	$(376.7)	$(459.1)
Discontinued operation	$0.9	$(0.7)	$4.6	$(2.9)
_______________

(a)	Includes activity related to the Sumitomo Collar.

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

	Six months ended
	June 30,
	2012	2011
	in millions
Continuing operations:
Operating activities	$(245.5)	$(223.6)
Investing activities	24.1	—
Financing activities	(64.9)	(3.7)
Total — continuing operations	$(286.3)	$(227.3)
Discontinued operation	$(6.6)	$(6.4)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At June 30, 2012, our exposure to credit risk included derivative assets with a fair value of $659.1 million.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
October 2017	$500.0		€364.9	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.41%
November 2019	$500.0		€362.9	7.25%	7.74%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
September 2012	€83.1	CHF	129.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 - December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 - December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 - December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
December 2017	$845.0		€569.4	8.13%	8.49%
March 2019	$459.3		€326.5	7.50%	7.98%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

___________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	6.08%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$296.6		€219.8	6 mo. LIBOR + 3.50%	6.75%
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
March 2013 - July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$451.3	CLP	249,766.9	6 mo. LIBOR + 3.00%	11.16%
__________________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2013		$1,543.0	1 mo. LIBOR + 3.20%	6 mo. LIBOR + 3.00%
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2013		€2,720.0	1 mo. EURIBOR + 3.60%	6 mo. EURIBOR + 3.13%
December 2014		€1,181.8	6 mo. EURIBOR	4.64%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2013 - December 2014		€500.0	6 mo. EURIBOR	4.67%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
October 2012 - December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	73,800.0	6.77%	6 mo. TAB
Unitymedia Hessen:
March 2013		€140.0	3 mo. EURIBOR	2.60%
March 2014		€140.0	3 mo. EURIBOR	2.60%
March 2015		€140.0	3 mo. EURIBOR	2.60%
Telenet International Finance S.àr.l. (Telenet International), a subsidiary of Telenet NV, which in turn is a subsidiary of Telenet:
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
September 2012		€350.0	3 mo. EURIBOR	4.35%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%
November 2012		€250.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
January 2013		€150.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2012		€100.0	1 mo. EURIBOR + 0.42%	3 mo. EURIBOR
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
September 2012 - June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	73,800.0	6 mo. TAB	7.78%
Liberty Puerto Rico:
June 2014		$161.7	3 mo. LIBOR	5.14%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Caps

Our interest rate cap contracts establish the maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2012
Subsidiary / Final maturity date (a)	Notional amount	Maximum rate
	in millions
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€1,135.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV:
December 2017	€2.6	6.50%
December 2017	€2.6	5.50%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of June 30, 2012, we present a single date that

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

Telenet Interest Rate Collars

Telenet's interest rate collar contracts establish the minimum and maximum EURIBOR rate payable on the indicated notional amount, as detailed below:

	June 30, 2012
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

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	June 30, 2012
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2012:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

LGE Financing	$4.9		€3.6	July 2012 - July 2013
UPC Holding	$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding	$2.8	CZK	51.9	July 2012 - May 2013
UPC Broadband Holding	€93.9	CHF	112.8	July 2012 - June 2013
UPC Broadband Holding	€7.3	CZK	182.0	July 2012 - May 2013
UPC Broadband Holding	€9.9	HUF	2,975.0	July 2012 - January 2013
UPC Broadband Holding	€14.3	PLN	61.4	July 2012 - March 2013
Telenet NV	$15.0		€11.4	July 2012 - March 2013
VTR	$32.1	CLP	16,497.7	July 2012 - June 2013

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2012 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2012, no such transfers were made.

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
June 30, 2012
(unaudited)

are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy. For the June 30, 2012 valuation of the Sumitomo Collar, we used estimated volatilities of 46.1% with respect to our purchased put options and 48.2% with respect to our written call options. Based on the June 30, 2012 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities did not have a significant impact on the valuation of the Sumitomo Collar at June 30, 2012.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform significant nonrecurring fair value measurements during the six months ended June 30, 2012 or 2011.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

A summary of the assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2012 using:
Description	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$648.5	$—	$648.5	$—
Equity-related derivative instruments	634.3	—	—	634.3
Foreign currency forward contracts	6.6	—	6.6	—
Other	4.0	—	4.0	—
Total derivative instruments	1,293.4	—	659.1	634.3
Investments	979.6	633.9	—	345.7
Total assets	$2,273.0	$633.9	$659.1	$980.0

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,208.7	$—	$2,208.7	$—
Equity-related derivative instruments	22.1	—	—	22.1
Foreign currency forward contracts	1.2	—	1.2	—
Other	1.9	—	1.9	—
Total liabilities	$2,233.9	$—	$2,211.8	$22.1

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance at January 1, 2012	$352.2	$661.3	$1,013.5
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(59.6)	(59.6)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	0.8	—	0.8
Foreign currency translation adjustments and other	(7.3)	10.5	3.2
Balance at June 30, 2012	$345.7	$612.2	$957.9

_______________

(a)	All of the net gains (losses) recognized during the first six months of 2012 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2012	December 31, 2011
	in millions

Distribution systems	$14,898.2	$14,671.4
Customer premises equipment	4,347.6	4,081.2
Support equipment, buildings and land	2,303.1	2,270.9
	21,548.9	21,023.5
Accumulated depreciation	(8,848.0)	(8,155.1)
Total property and equipment, net	$12,700.9	$12,868.4

During the six months ended June 30, 2012 and 2011, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $27.0 million and $17.2 million, respectively. In addition, during the six months ended June 30, 2012 and 2011, we recorded non-cash increases related to vendor financing arrangements of $91.9 million and $25.9 million, respectively, which amount excludes related value-added tax of $11.9 million and $2.1 million, respectively, that was also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2012 are set forth below:

	January 1, 2012	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2012
		in millions
UPC/Unity Division:
Germany	$3,703.3	$(0.9)	$(88.1)	$3,614.3
The Netherlands	1,181.7	3.1	(28.3)	1,156.5
Switzerland	3,026.8	1.1	(34.0)	2,993.9
Other Western Europe	1,013.0		(24.2)	988.8
Total Western Europe	8,924.8	3.3	(174.6)	8,753.5
Central and Eastern Europe	1,404.2	0.8	21.2	1,426.2
Total UPC/Unity Division	10,329.0	4.1	(153.4)	10,179.7
Telenet (Belgium)	2,119.5	—	(50.5)	2,069.0
VTR Group (Chile)	514.3	—	18.9	533.2
Corporate and other	326.5	—	(1.9)	324.6
Total	$13,289.3	$4.1	$(186.9)	$13,106.5

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical decline of 20% or more in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At June 30, 2012, the goodwill associated with these reporting units aggregated $903.3 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At June 30, 2012 and December 31, 2011 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $263.2 million and $297.3 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC/Unity Division's Central and Eastern Europe segment, and Chellomedia's programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$4,060.3	$(1,775.5)	$2,284.8	$4,110.0	$(1,574.0)	$2,536.0
Other	369.5	(117.6)	251.9	376.9	(100.4)	276.5
Total	$4,429.8	$(1,893.1)	$2,536.7	$4,486.9	$(1,674.4)	$2,812.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2012						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
		in millions
Debt:
UPC Broadband Holding Bank Facility	4.11%		€1,078.1	$1,363.9	$5,241.7	$5,870.7	$5,306.8	$6,139.4
UPC Holding Senior Notes	8.93%		—	—	2,217.2	2,137.0	2,046.0	2,083.9
UPCB SPE Notes	6.88%		—	—	4,160.0	3,292.9	4,076.9	3,365.2
2009 Unitymedia Senior Notes	8.49%		—	—	3,764.6	3,704.0	3,437.3	3,496.9
Unitymedia Exchange Notes	7.60%		—	—	2,820.7	—	2,681.2	—
Unitymedia Revolving Credit Facilities	3.67%		€392.5	496.5	—	100.1	—	103.7
KBW Notes (e)	—		—	—	—	3,010.6	—	2,973.5
Telenet Credit Facility	3.88%		€158.0	199.9	1,607.9	1,569.0	1,620.2	1,593.7
Telenet SPE Notes	5.78%		—	—	1,631.5	1,627.7	1,646.3	1,686.7
Sumitomo Collar Loan	1.88%		—	—	1,271.5	1,305.6	1,174.8	1,216.6
Chellomedia Bank Facility (f)	—		—	—	—	239.8	—	245.9
Liberty Puerto Rico Bank Facility (g)	2.31%		$10.0	10.0	161.2	156.4	161.7	162.5
Other (h)	6.77%	CLP	29,000.0	57.9	426.7	324.3	426.7	324.3
Total debt	6.16%			$2,128.2	$23,303.0	$23,338.1	22,577.9	23,392.3

Capital lease obligations:
Germany							908.2	944.1
Telenet							390.9	387.4
Other subsidiaries							33.2	34.1
Total capital lease obligations							1,332.3	1,365.6
Total debt and capital lease obligations							23,910.2	24,757.9
Current maturities							(251.0)	(184.1)
Long-term debt and capital lease obligations							$23,659.2	$24,573.8
_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2012 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

aggregate variable and fixed rate indebtedness was approximately 7.8% at June 30, 2012.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2012 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2012, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At June 30, 2012, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €198.9 million ($251.6 million). When the June 30, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €285.2 million ($360.8 million). The amount included in other debt represents the unused borrowing capacity of the CLP 60 billion ($119.7 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility). Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through June 30, 2012, we would have been able to draw down CLP 4.0 billion ($8.0 million) in addition to the CLP 31.0 billion ($61.9 million) already borrowed under the VTR Wireless Bank Facility at June 30, 2012.

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

(e)
As further described below, during the second quarter of 2012, (i) all of the KBW Notes (as defined below) were exchanged or redeemed and (ii) the €100.0 million ($126.5 million) secured revolving credit facility agreement for KBW (the KBW Revolving Credit Facility) was canceled.

(f)
During the second quarter of 2012, all amounts outstanding under the senior secured credit facility of Chellomedia PFH (the Chellomedia Bank Facility) were repaid in full. In connection with this repayment, we recognized a loss on extinguishment of debt of $2.0 million, representing the write-off of deferred financing fees.

(g)
The Liberty Puerto Rico Bank Facility is the senior secured credit facility of Liberty Puerto Rico. In connection with the pending Puerto Rico Transaction, as further described in note 2, we have initiated the process of refinancing the Liberty Puerto Rico Bank Facility. This refinancing is expected to be completed in August 2012.

(h)
The June 30, 2012 and December 31, 2011 carrying amounts include $173.3 million and $99.9 million, respectively, owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year of the borrowing date. At June 30, 2012 and December 31, 2011, the amounts owed pursuant to these arrangements included $21.2 million and $12.3 million, respectively, of value-added tax that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated cash flow statements.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding.

On February 23, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AE Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AE Accession Agreement, certain of the lenders under Facility S (the Rolling Lenders) rolled all or part of their existing commitments under Facility S into the new Facility AE in an aggregate amount of €535.5 million ($677.5 million). UPC Broadband Operations B.V., a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AE Accession Agreement and novated its Facility AE commitments to the Rolling Lenders.  At any time during the twelve-month period that began on February 23, 2012, upon the occurrence of a voluntary prepayment of any or all of Facility AE, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, agrees to pay a prepayment fee (in addition to the principal amount

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AE advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AE advance prepaid to the date of prepayment. In connection with the execution of Facility AE, we incurred third-party costs of $2.0 million. These costs are included in losses on debt modification, extinguishment and conversion, net, in our condensed consolidated statement of operations for the six months ended June 30, 2012.

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		June 30, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$38.0	$—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	367.8
S	December 31, 2016	EURIBOR + 3.75%	€1,204.5	—	1,523.8
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.7
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	949.8
V (d)	January 15, 2020	7.625%	€500.0	—	632.6
W	March 31, 2015	EURIBOR + 3.00%	€144.1	182.3	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (d)	July 1, 2020	6.375%	€750.0	—	948.8
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,143.6	—
AB	December 31, 2017	(e)	$500.0	—	486.4
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€535.5	—	677.5
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,081.4)
Total				$1,363.9	$5,306.8
_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at June 30, 2012 without giving effect to the impact of discounts.

(b)
At June 30, 2012, our availability under the UPC Broadband Holding Bank Facility was limited to €198.9 million ($251.6 million). When the June 30, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €285.2 million ($360.8 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncanceled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AB include the impact of discounts.

(d)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB SPE Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB SPE Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB SPE Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in LGI's consolidated financial statements. During the first quarter of 2012, we recognized losses on debt modification, extinguishment and conversion, net, aggregating $1.9 million, representing the write-off of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O with proceeds from certain of the UPCB SPE Notes.

(e)	Facility AB bears interest at a rate of LIBOR plus 3.50% with a LIBOR floor of 1.25%.

Unitymedia Exchange, Special Optional Redemptions and KBW Fold-in

Prior to the transactions described below, the KBW Notes consisted of (i) UPC Germany HC1's €680.0 million ($860.2 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes) and (ii) KBW's (a) €800.0 million ($1,012.0 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (c) €420.0 million ($531.3 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes).

In May 2012, Unitymedia and certain of its subsidiaries completed (i) the exchange (the Unitymedia Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of Unitymedia Senior Exchange Notes (as defined below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of Unitymedia Senior Secured Exchange Notes (as defined below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were funded with borrowings under the Unitymedia Revolving Credit Facility and the New Unitymedia Revolving Credit Facility, each as defined and described below. Additionally, in connection with the transactions described above, the KBW Revolving Credit Facility was canceled. In connection with these transactions, we recognized aggregate losses on debt modification, extinguishment and conversion, net, of $6.7 million during the first half of 2012, including $5.3 million of third-party costs (of which $2.9 million were incurred during the first quarter of 2012) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

The details of (i) the Unitymedia Exchange and (ii) the Special Optional Redemptions are as follows:

	Outstanding principal amount prior to the Unitymedia Exchange		Principal amount exchanged pursuant to the Unitymedia Exchange		Principal amount redeemed pursuant to the Special Optional Redemptions
KBW Notes	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)
	in millions

KBW Senior Notes (b)	€680.0	$890.0	€618.0	$808.8	€62.0	$81.2
KBW Euro Senior Secured Notes (c)	€800.0	1,047.0	€735.1	962.1	€64.9	84.9
KBW Dollar Senior Secured Notes (d)	$500.0	500.0	$459.3	459.3	$40.7	40.7
KBW Senior Secured Floating Rate Notes (e)	€420.0	549.7	€395.9	518.2	€24.1	31.5
		$2,986.7		$2,748.4		$238.3
________________

(a)	Translations are calculated as of the May 4, 2012 transaction date.

(b)	The KBW Senior Notes tendered for exchange were exchanged for an equal principal amount of 9.5% senior notes issued by Unitymedia due March 15, 2021 (the Unitymedia Senior Exchange Notes).

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(c)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (each a subsidiary of Unitymedia and together, the Unitymedia Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

(d)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the Unitymedia Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes).

(e)
The KBW Senior Secured Floating Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating rate notes issued by the Unitymedia Senior Secured Notes Issuers due March 15, 2018 (the UM Senior Secured Floating Rate Exchange Notes and, together with the UM Senior Secured Fixed Rate Exchange Notes, the Unitymedia Senior Secured Exchange Notes). The UM Senior Secured Floating Rate Exchange Notes bear interest at a rate of EURIBOR plus 4.25% and interest is payable quarterly on March 15, June 15, September 15 and December 15. We refer to the Unitymedia Senior Exchange Notes and the Unitymedia Senior Secured Exchange Notes collectively as the "Unitymedia Exchange Notes."

The Unitymedia Senior Exchange Notes are senior obligations of Unitymedia that rank equally with all of the existing and future senior debt of Unitymedia and are senior to all existing and future subordinated debt of Unitymedia. The Unitymedia Senior Secured Exchange Notes are senior obligations of the Unitymedia Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each Unitymedia Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the Unitymedia Senior Secured Notes Issuers.

The Unitymedia Senior Exchange Notes (i) are secured by the same collateral that secures the €665.0 million ($841.2 million) principal amount of 9.625% senior notes issued by Unitymedia in November 2009 (the 2009 UM Senior Notes), (ii) are guaranteed on a senior subordinated basis by the same guarantors of the 2009 UM Senior Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Notes except with respect to the redemption price and date on which the Unitymedia Senior Exchange Notes become callable, as specified below.

The Unitymedia Senior Secured Exchange Notes (i) are secured by the same collateral that secures the €1,430.0 million ($1,809.0 million) principal amount and $845.0 million principal amount of 8.125% senior secured notes issued by the Unitymedia Senior Secured Notes Issuers in November 2009 (the 2009 UM Senior Secured Notes and, together with the 2009 UM Senior Notes, the 2009 Unitymedia Senior Notes), (ii) are guaranteed on a senior basis by the same guarantors of the 2009 UM Senior Secured Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Secured Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Secured Notes except with respect to the redemption price and date on which the Unitymedia Senior Secured Exchange Notes become callable, as specified below.

The Unitymedia Senior Exchange Notes are non-callable until March 15, 2016 and the UM Senior Secured Fixed Rate Exchange Notes are non-callable until March 15, 2015. At any time prior to March 15, 2016, in the case of the Unitymedia Senior Exchange Notes and March 15, 2015, in the case of the UM Senior Secured Fixed Rate Exchange Notes, Unitymedia and the Unitymedia Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia Senior Exchange Notes or the UM Senior Secured Fixed Rate Exchange Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

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
June 30, 2012
(unaudited)

	Redemption price
Year	Unitymedia Senior Exchange Notes	UM Senior Secured Fixed Rate Exchange Notes

2015	N.A.	103.750%
2016	104.750%	101.875%
2017	103.167%	100.000%
2018	101.583%	100.000%
2019 and thereafter	100.000%	100.000%

At any time prior to November 20, 2012, Unitymedia and the Unitymedia Senior Secured Notes Issuers, as applicable, have the option, following completion of a UPC/Unitymedia Exchange Transaction (as defined below), to redeem all, but not less than all, of the Unitymedia Senior Exchange Notes and the Unitymedia Senior Secured Exchange Notes, respectively. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be 102%. A UPC/Unitymedia Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior secured notes issued by UPC Broadband Holding or senior notes issued by UPC Holding, as applicable, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of Unitymedia Senior Exchange Notes and Unitymedia Senior Secured Exchange Notes, as applicable, to participate in the exchange offer), offered in exchange for Unitymedia Senior Exchange Notes and Unitymedia Senior Secured Exchange Notes, as applicable.

In addition, on May 4, 2012, KBW and certain of its subsidiary and parent companies (collectively, the New UM Guarantors) granted, in addition to the existing guarantees provided by Unitymedia and certain of its subsidiaries, as applicable, of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, a senior guarantee of the 2009 UM Senior Secured Notes and a senior subordinated guarantee of the 2009 UM Senior Notes.  The New UM Guarantors also granted a senior subordinated guarantee of the Unitymedia Senior Exchange Notes and a senior guarantee of the Unitymedia Senior Secured Exchange Notes.  In addition, the New UM Guarantors will, within 180 days of the closing of the KBW Fold-in, provide certain share and asset security in favor of the 2009 UM Senior Secured Notes and the Unitymedia Senior Secured Exchange Notes.

Unitymedia Revolving Credit Facilities

On May 1, 2012, Unitymedia Hessen entered into a €312.5 million ($395.3 million) secured revolving credit facility agreement with certain lenders (the New Unitymedia Revolving Credit Facility). The interest rate for the New Unitymedia Revolving Credit Facility is EURIBOR plus a margin of 3.25%. Borrowings under the New Unitymedia Revolving Credit Facility, which mature on June 30, 2017, may be used for general corporate and working capital purposes. In addition to customary restrictive covenants and events of default, the New Unitymedia Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the New Unitymedia Revolving Credit Facility. The New Unitymedia Revolving Credit Facility is secured by a pledge over the shares of Unitymedia and certain other asset security of certain subsidiaries of Unitymedia. The New Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion. Also on May 1, 2012, Unitymedia's existing €80.0 million ($101.2 million) secured revolving credit facility agreement (the Unitymedia Revolving Credit Facility, together with the New Unitymedia Revolving Credit Facility, the Unitymedia Revolving Credit Facilities) was amended whereby the maturity date was extended to June 30, 2017 and the interest rate was reduced to EURIBOR plus a margin of 2.50%. The Unitymedia Revolving Credit Facility is senior to (i) the 2009 Unitymedia Senior Notes, (ii) the Unitymedia Exchange Notes and (iii) the New Unitymedia Revolving Credit Facility. The Unitymedia Revolving Credit Facility provides for an annual commitment fee of 1.00% on the unused portion. In connection with the Special Optional Redemptions, (i) the Unitymedia Revolving Credit Facility was drawn in full and (ii) borrowings of €105.0 million ($137.8 million at the transaction date) were drawn against the New Unitymedia Revolving Credit Facility. Such amounts have been repaid as of June 30, 2012.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior credit facility of Telenet NV and Telenet International.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

On February 29, 2012, Telenet entered into two additional facility accession agreements, the Additional Facility Q2 Accession Agreement (the Q2 Accession Agreement) and the Additional Facility R2 Accession Agreement (the R2 Accession Agreement) under the Telenet Credit Facility. Pursuant to the Q2 Accession Agreement and the R2 Accession Agreement, certain lenders agreed to provide new term loan facilities in an aggregate principal amount of €74.0 million ($93.6 million) (Telenet Facility Q2) and €50.0 million ($63.3 million) (Telenet Facility R2), respectively. In connection with these transactions, certain lenders under the existing Telenet Facility Q and Telenet Facility R under the Telenet Credit Facility agreed to novate their existing Telenet Facility Q commitments (in an aggregate amount of €74.0 million ($93.6 million)) and their existing Telenet Facility R commitments (in an amount of €50.0 million ($63.3 million)) to Telenet Luxembourg Finance Centre S.àr.l., a subsidiary of Telenet NV, and to enter into the new Telenet Facility Q2 and Telenet Facility R2.  Telenet Facility Q2 and Telenet Facility R2 are available to be drawn on August 31, 2012 only. Telenet Facilities Q and R were reduced by the amounts of Telenet Facilities Q2 and R2 during the first quarter of 2012 using the proceeds from Telenet Facility T. Telenet Facility Q2 and Telenet Facility R2 have the same terms as Telenet Facility Q and Telenet Facility R shown below.

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

		June 30, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$632.6
N (c)	November 15, 2016	5.300%	€100.0	—	126.5
O (c)	February 15, 2021	6.625%	€300.0	—	379.5
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	506.0
Q	July 31, 2017	EURIBOR + 3.25%	€357.0	—	451.7
Q2	July 31, 2017	EURIBOR + 3.25%	€74.0	—	—
R	July 31, 2019	EURIBOR + 3.625%	€748.6	—	947.1
R2	July 31, 2019	EURIBOR + 3.625%	€50.0	—	—
S	December 31, 2016	EURIBOR + 2.75%	€158.0	199.9	—
T	December 31, 2018	EURIBOR + 3.50%	€175.0	—	221.4
Elimination of Telenet Facilities M, N, O and P in consolidation (c)				—	(1,644.6)
Total				$199.9	$1,620.2
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at June 30, 2012.

(b)
Amounts above do not include any unused borrowing capacity for Telenet Facilities Q2 and R2 as these facilities are not available to be drawn until August 31, 2012. Telenet Facility S has a commitment fee on unused and uncanceled balances of 1.1% per year.

(c)
The Telenet SPE Notes were issued by certain special purpose entities (the Telenet SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the Telenet SPE Notes). The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities M, N, O and P (each a Telenet SPE Funded Facility), with Telenet International as the borrower. Each Telenet SPE is dependent on payments from Telenet International under the applicable Telenet SPE Funded Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs. As a result, the amounts outstanding under Telenet Facilities M, N, O and P are eliminated in LGI's consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of June 30, 2012 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2012 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia	Telenet (a)	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$83.7	$—	$9.4	$3.5	$96.6
2013	1.0	—	9.4	92.0	102.4
2014	—	—	9.4	160.3	169.7
2015	367.8	—	9.4	1.3	378.5
2016	2,163.5	—	135.9	533.2	2,832.6
2017	2,492.6	2,654.1	461.0	471.5	6,079.2
Thereafter	6,474.6	3,513.1	2,800.2	246.8	13,034.7
Total debt maturities	11,583.2	6,167.2	3,434.7	1,508.6	22,693.7
Unamortized premium (discount)	(68.8)	(48.7)	1.7	—	(115.8)
Total debt	$11,514.4	$6,118.5	$3,436.4	$1,508.6	$22,577.9
Current portion	$83.7	$—	$9.4	$93.2	$186.3
Noncurrent portion	$11,430.7	$6,118.5	$3,427.0	$1,415.4	$22,391.6
 _______________

(a)
Amounts include the UPCB SPE Notes and the Telenet SPE Notes issued by the UPCB SPEs and the Telenet SPEs, respectively. As described above, the UPCB SPEs are consolidated by UPC Holding and the Telenet SPEs are consolidated by Telenet.

Capital lease obligations:

	Germany	Telenet	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$46.9	$32.1	$4.3	$83.3
2013	92.9	60.4	4.5	157.8
2014	92.7	59.2	3.8	155.7
2015	92.5	54.1	3.7	150.3
2016	92.5	52.5	3.6	148.6
2017	92.5	51.2	3.5	147.2
Thereafter	1,193.1	229.4	28.7	1,451.2
Total principal and interest payments	1,703.1	538.9	52.1	2,294.1
Amounts representing interest	(794.9)	(148.0)	(18.9)	(961.8)
Present value of net minimum lease payments	$908.2	$390.9	$33.2	$1,332.3
Current portion	$24.1	$36.6	$4.0	$64.7
Noncurrent portion	$884.1	$354.3	$29.2	$1,267.6

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Non-cash Refinancing Transactions

During the six months ended June 30, 2012 and 2011, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,461.5 million and $149.9 million, respectively.

(8)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	in millions

Computed expected tax benefit (expense)	$71.1	$122.0	$69.7	$(5.1)
Change in valuation allowances	(40.6)	(62.1)	(43.3)	12.4
Non-deductible or non-taxable interest and other expenses	(24.6)	(38.1)	(36.9)	(51.9)
International rate differences (a)	(21.0)	(18.4)	(19.1)	21.5
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	7.9	(0.3)	(6.0)	(1.6)
Foreign taxes	(2.7)	(1.9)	(5.5)	(4.2)
Other, net	(1.9)	0.3	(3.8)	1.9
Total	$(11.8)	$1.5	$(44.9)	$(27.0)
_______________

(a)	Amounts reflect statutory rates in jurisdictions that we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

The changes in our unrecognized tax benefits are summarized below:

	Six months ended
	June 30,
	2012	2011
	in millions

Balance at January 1	$400.6	$475.0
Reductions for tax positions of prior years	(108.8)	(4.4)
Additions based on tax positions related to the current year	6.0	12.4
Additions for tax positions of prior years	3.8	0.5
Foreign currency translation	(1.3)	14.6
Lapse of statute of limitations	(0.6)	—
Balance at June 30	$299.7	$498.1

No assurance can be given that any of these tax benefits will be recognized or realized.

As of June 30, 2012, our unrecognized tax benefits included $244.5 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of June 30, 2012. In this regard, we expect to record an estimated $20 million to $30 million reduction during the fourth quarter of 2012 or the first quarter of 2013 related to the confirmation of the amount of a deduction taken in a prior year. Other than this reduction, which will result in a decrease to our effective tax rate, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Stock Repurchases

During the first six months of 2012, we purchased 2,700,780 shares of our LGI Series A common stock at a weighted average price of $46.60 per share and 6,647,814 shares of our LGI Series C common stock at a weighted average price of $46.38 per share, for an aggregate purchase price of $434.2 million, including direct acquisition costs. As of June 30, 2012, the remaining amount authorized under our most recent stock repurchase program was $577.1 million.

Other

Telenet. On February 17, 2012, Telenet entered into an irrevocable share repurchase agreement (the Telenet Share Repurchase Agreement), pursuant to which an investment bank will, on behalf of Telenet, repurchase Telenet's ordinary shares on a daily basis. The Telenet Share Repurchase Agreement expires on the earlier of (i) the date on which the aggregate cost of repurchased shares reaches €50.0 million ($65.8 million at the transaction date), (ii) the date on which 3,000,000 Telenet ordinary shares have been repurchased and (iii) August 20, 2012. In connection with the Telenet Share Repurchase Agreement, we recorded a $65.8 million increase to our other accrued and current liabilities, with the offsetting amounts reflected in additional paid-in capital and noncontrolling interests. The amount of the current liability initially recorded with respect to the Telenet Share Repurchase Agreement was based on our assessment of the most likely outcome, taking into account recent trading prices for Telenet ordinary shares and other factors. Through June 30, 2012, 1,280,236 shares have been repurchased under the Telenet Share Repurchase Agreement for total consideration of €39.8 million ($51.5 million at the applicable rate). At June 30, 2012, our other accrued and current liabilities included €10.2 million ($12.9 million at the applicable rate) related to the Telenet Share Repurchase Agreement.

In April 2012, Telenet's shareholders approved cash distributions of (i) €1.00 ($1.27) per share or €113.3 million ($149.6 million at the applicable rate) in the form of a gross dividend and (ii) €3.25 ($4.11) per share or €369.2 million ($488.6 million at the applicable rate) in the form of a net capital reduction. The gross dividend was received in May 2012. Our share of the gross dividend was €56.8 million ($73.7 million at the applicable rate) and the noncontrolling interest owners' share was €56.4 million ($73.2 million at the applicable rate). The capital reduction was accrued during the second quarter of 2012 and is expected to occur in August 2012. Based on the number of Telenet's ordinary shares outstanding as of June 30, 2012, our share of the capital reduction is expected to be €184.7 million ($243.2 million) and the noncontrolling interest owners' share is expected to be €184.4 million ($242.8 million).

VTR. On January 26, 2012, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 35.0 billion ($71.6 million at the applicable rate). Our share of this distribution is CLP 28.0 billion ($57.3 million at the applicable rate) and the VTR NCI Owner's share of this distribution is CLP 7.0 billion ($14.3 million at the applicable rate). During the second quarter of 2012, VTR paid CLP 23.0 billion ($46.4 million at the applicable rate) of this distribution and we expect that the balance will be paid in various installments during the remainder of 2012.

We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the six months ended June 30, 2012, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 17.6 billion ($35.8 million at the applicable rate) and CLP 4.4 billion ($8.9 million at the applicable rate), respectively.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries' employees, including stock incentive awards related to LGI common stock and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$8.9	$9.1	$18.4	$21.6
Other LGI stock-based incentive awards	10.1	10.2	22.8	21.4
Total LGI common stock	19.0	19.3	41.2	43.0
Telenet stock-based incentive awards (b)	16.2	19.6	20.8	29.1
Other (c)	0.4	0.8	1.3	3.2
Total	$35.6	$39.7	$63.3	$75.3
Included in:
Continuing operations:
Operating expenses	$3.5	$5.2	$5.2	$9.8
SG&A expenses	32.1	33.7	58.1	63.0
Total - continuing operations	35.6	38.9	63.3	72.8
Discontinued operation	—	0.8	—	2.5
Total	$35.6	$39.7	$63.3	$75.3
_______________

(a)
Includes stock-based compensation expense related to LGI performance-based restricted share units (PSUs) and, during the 2011 period, our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans).

(b)
During the second quarter of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with capital reductions. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively. Telenet recognizes additional stock-based compensation expense related to these adjustments as the underlying options vest.

(c)
The 2012 periods include stock-based compensation expense related to performance-based awards granted pursuant to a liability-based plan of the VTR Group.  These awards were granted during the first quarter of 2012 and, subject to the achievement of the minimum performance criteria, 50% to 150% of these awards will vest on December 31, 2013 based on the level of the specified performance criteria that is achieved through 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of June 30, 2012:

	LGI common stock (a)	LGI PSUs (a) (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$98.9	$50.6	$25.0
Weighted average period remaining for expense recognition (in years)	3.0	1.7	1.7
_____________

(a)
Amounts relate to awards granted under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 8,571,949 shares available for grant as of June 30, 2012. These shares may be awarded in any series of our common stock. The LGI Director Incentive Plan had 8,953,405 shares available for grant as of June 30, 2012. These shares may be awarded in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Amounts relate to PSUs granted in 2012, 2011 and 2010. For information concerning the PSUs granted in 2012, see below.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Six months ended
	June 30,
	2012	2011
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	0.51 - 1.68%	0.93 - 3.31%
Expected life	3.3 - 7.9 years	3.4 - 8.7 years
Expected volatility	34.6 - 40.4%	35.5 - 41.8%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$20.00	$21.41
SARs	$14.43	$15.03
Restricted shares and restricted share units	$49.03	$44.81
PSUs	$50.17	$39.98
Total intrinsic value of awards exercised (in millions):
Options	$26.4	$61.5
SARs	$22.2	$27.7
Cash received from exercise of options (in millions)	$17.4	$25.9
Income tax benefit related to stock-based compensation (in millions)	$8.9	$10.9

LGI PSUs

In March and May 2012, our compensation committee granted to our executive officers and certain key employees a total of 421,162 LGI Series A PSUs and 421,162 LGI Series C PSUs pursuant to the LGI Incentive Plan.  Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.  The performance period for these PSUs (the 2012 PSUs) is January 1, 2012 to December 31, 2013. As the performance measure, the

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2011 to 2013, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2011 actual results to those reflected in our then existing long-range plan for 2013. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2012 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2012 PSUs will vest on March 31, 2014 and the balance will vest on September 30, 2014. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2012 PSUs.

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

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the six months ended June 30, 2012 with respect to LGI common stock:

Options — LGI Series A common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,583,387	$23.07
Granted	41,159	$49.37
Exercised	(579,213)	$22.31
Outstanding at June 30, 2012	1,045,333	$24.52	3.4	$26.3
Exercisable at June 30, 2012	959,598	$22.79	2.9	$25.8

Options — LGI Series C common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,534,739	$21.95
Granted	42,639	$47.66
Exercised	(510,624)	$20.88
Outstanding at June 30, 2012	1,066,754	$23.50	3.4	$25.9
Exercisable at June 30, 2012	977,615	$21.78	2.8	$25.4

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

SARs — LGI Series A common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,694,198	$29.31
Granted	1,131,824	$49.99
Forfeited or expired	(72,903)	$34.98
Exercised	(434,552)	$21.36
Outstanding at June 30, 2012	4,318,567	$35.43	5.2	$61.2
Exercisable at June 30, 2012	1,319,183	$26.37	3.9	$30.2

SARs — LGI Series C common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,671,981	$28.43
Granted	1,131,824	$48.20
Forfeited or expired	(72,667)	$33.79
Exercised	(409,054)	$21.12
Outstanding at June 30, 2012	4,322,084	$34.21	5.2	$58.6
Exercisable at June 30, 2012	1,322,875	$25.46	4.0	$29.0

Restricted shares and share units — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,486	$30.34
Granted	158,342	$49.92
Forfeited	(11,333)	$33.97
Released from restrictions	(115,925)	$28.44
Outstanding at June 30, 2012	444,570	$37.72	2.6

Restricted shares and share units — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,665	$29.37
Granted	158,576	$48.14
Forfeited	(11,333)	$32.86
Released from restrictions	(116,045)	$27.43
Outstanding at June 30, 2012	444,863	$36.48	2.6

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

PSUs — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.95
Granted	421,162	$51.23
Performance adjustment	(70,358)	$28.11
Forfeited	(16,084)	$40.75
Released from restrictions	(257,339)	$28.13
Outstanding at June 30, 2012	1,127,174	$42.00	1.4

PSUs — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.03
Granted	421,162	$49.11
Performance adjustment	(70,358)	$27.72
Forfeited	(16,084)	$39.21
Released from restrictions	(257,339)	$27.74
Outstanding at June 30, 2012	1,127,174	$40.49	1.4

At June 30, 2012, total SARs outstanding included 12,208 LGI Series A common stock capped SARs and 12,208 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans - Telenet Common Stock

General. During the second quarter of 2012, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with a capital reduction that, as further described in note 9, was approved by Telenet shareholders on April 25, 2012. These anti-dilution adjustments, which will be finalized on August 31, 2012, will provide for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the distributions remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million during the second quarter of 2012. Telenet will continue to recognize additional stock-based compensation related to these anti-dilution adjustments as the underlying options vest.

Telenet Specific Stock Option Plan

Telenet has granted certain stock options to its Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria. The following table summarizes the activity during the six months ended June 30, 2012 related to the Telenet Specific Stock Option Plan:

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Options — Telenet ordinary shares (a)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	522,581	€20.19
Granted (b)	232,258	€21.53
Outstanding at June 30, 2012	754,839	€20.60	5.2	€10.5
Exercisable at June 30, 2012	—	€—	—	€—
_______________

(a)	The amounts reflected in this table do not reflect the above-described anti-dilution adjustments that will be finalized on August 31, 2012.

(b)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 32.2%, an expected life of 4.3 years, and a risk-free return of 2.08%. The weighted average grant date fair value during 2012 was €11.85 ($14.99).

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

We reported losses from continuing operations attributable to LGI stockholders for the three and six months ended June 30, 2012 and 2011. Therefore, the potentially dilutive effect at June 30, 2012 and 2011 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and restricted shares and share units of approximately 11.6 million and 15.3 million, respectively, (ii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.7 million at each date and (iii) the number of shares issuable pursuant to PSUs of approximately 2.3 million and 2.2 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of 1.8 million PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(217.5)	$(356.2)	$(263.2)	$(62.5)
Earnings from discontinued operation, net of taxes	919.1	9.2	939.7	57.9
Net earnings (loss)	$701.6	$(347.0)	$676.5	$(4.6)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

(12)    Related-Party Transactions

Our related-party transactions are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
Continuing operations:
Revenue earned from related parties (a)	$3.9	$6.5	$7.6	$12.9
Operating expenses charged by related parties (b)	$10.0	$10.1	$19.7	$18.8

Discontinued operation - Austar (c)	$1.1	$2.1	$3.1	$3.9
_______________

(a)	Amounts consist of revenue derived from our equity method affiliates, primarily related to management and advisory services, programming license fees and construction and network maintenance services.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(c)
Amounts represent the net of (i) programming costs charged to Austar by its equity method affiliate and (ii) reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity method affiliate.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancellable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of June 30, 2012, the U.S. dollar equivalents (based on June 30, 2012 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2012	Year ending December 31,
		2013	2014	2015	2016	2017	Thereafter	Total
	in millions

Operating leases	$88.1	$117.9	$94.5	$86.6	$70.6	$60.0	$273.7	$791.4
Programming obligations	178.7	214.9	118.6	58.8	39.5	35.9	0.4	646.8
Other commitments	468.5	266.1	172.6	159.6	121.2	85.0	1,246.6	2,519.6
Total	$735.3	$598.9	$385.7	$305.0	$231.3	$180.9	$1,520.7	$3,957.8

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $520.1 million and $467.5 million,

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

respectively, (including intercompany charges that eliminate in consolidation of $40.0 million and $40.5 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $51.5 million and $57.2 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our mobile virtual network operator (MVNO) agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table. For information concerning the pending Puerto Rico Transaction, see note 2.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2012 and 2011, see note 4.

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
June 30, 2012
(unaudited)

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court's April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. A hearing is currently scheduled for September 14, 2012 and we expect a judgment sometime in 2013.

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
June 30, 2012
(unaudited)

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs' board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom's primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom's efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. A ruling by the European Court of Justice should not be expected before the end of 2013. Following the ruling of the European Court of Justice, the annulment cases will be resumed with the Belgian Council of State. The Belgian Council of State will be required to follow the interpretation given by the European Court of Justice to the points of EU law in its preliminary ruling.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs' analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($25.3 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (the BIPT) and the regional regulators for the media sectors (the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.

After a public consultation, draft decisions were then submitted to the European Commission. The European Commission subsequently provided notice that criticized the analysis of the broadcasting markets on several grounds, including the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The Belgium Regulatory Authorities nevertheless adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at ''retail minus'' of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at "retail minus," and (iii) an obligation to make a resale offer at ''retail minus'' of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A "retail-minus" method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. A national consultation and a notification to the European Commission of the reference offers still need to take place before final approval by the Belgium Regulatory Authorities. Any approved reference offer is not expected to be available in the market until 2013.

For Belgacom, the regulatory obligations include (i) an obligation to provide wholesale access to the local loop, (ii) an obligation to provide wholesale internet access at bitstream level and (iii) an obligation to provide wholesale multicast access for distribution of television channels.

Telenet believes that there are serious grounds to challenge the findings of the Belgium Regulatory Authorities' broadcasting market analysis and the resulting regulatory obligations and will vigorously contest the decision. Telenet has filed an appeal for

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

suspension and annulment against the July 2011 Decision with the Brussels Court of Appeal. A decision from the Brussels Court of Appeal on Telenet's request for suspension of the new regulatory obligations until the appeal is finalized is expected in September 2012. Although we believe the decision to impose wholesaling obligations is misguided and unfounded, there can be no certainty that Telenet's appeals will be successful. Accordingly, one or more of these regulatory obligations could be upheld, in present form or in modified form.

The July 2011 Decision aims to, and in its application may, strengthen Telenet's competitors by granting them resale access to Telenet's network to offer competing products and services notwithstanding Telenet's substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet's ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form or in modified form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities, the extent that competitors take advantage of the resale access ultimately afforded to Telenet's network and other competitive factors or market developments.

Netherlands Regulatory Developments. In December 2011, the Dutch National Regulatory Authority (OPTA) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for further regulation of that market. In May 2012, the Dutch Senate adopted laws that (i) provide the power to two authorities, OPTA and the Commissariaat voor de Media, to impose an obligation for the mandatory resale of television services and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws are scheduled to become effective on January 1, 2013. We are of the opinion that the new regulations pertaining to resale are contrary to EU law and we will contest their application, along with other market participants. In addition, an implementation of a resale regime would likely take several months or more, if in fact implemented given OPTA's position on the competitiveness of the television market.  There can be no assurance however that some form of resale regime will not be ultimately imposed. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities, and is subject to challenge by market participants. It is unclear therefore what its impact on the industry and our business will be at this stage, if any.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi Universal S.A., et. al. (SDNY). The predecessor of LGI was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media's prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary's interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On June 25, 2012, the jury awarded €765 million ($968 million) to Liberty Media. Vivendi Universal S.A. has announced its intention to appeal the jury's verdict and Liberty Media has indicated it intends to seek prejudgment interest on the jury's award. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.
Other Regulatory Issues. Video distribution, broadband internet, telephony and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

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
June 30, 2012
(unaudited)

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation and impairment, restructuring and other operating items). Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) direct acquisition costs, such as third-party due diligence, legal and advisory costs, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes is presented below.

Segment information for the three and six months ended June 30, 2011 has been reclassified to present Austar as a discontinued operation. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•UPC/Unity Division:
• Germany
• The Netherlands
• Switzerland
• Other Western Europe
• Central and Eastern Europe

•Telenet (Belgium)

•VTR Group (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide business-to-business (B2B) services. At June 30, 2012, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as "UPC DTH." Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions,

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
UPC/Unity Division:
Germany	$566.2	$360.4	$1,126.9	$695.4
The Netherlands	303.7	327.7	614.4	637.9
Switzerland	315.2	326.9	630.7	626.6
Other Western Europe	206.3	227.7	416.0	444.3
Total Western Europe	1,391.4	1,242.7	2,788.0	2,404.2
Central and Eastern Europe	275.0	289.0	555.9	554.1
Central and other	28.3	31.5	56.5	61.6
Total UPC/Unity Division	1,694.7	1,563.2	3,400.4	3,019.9
Telenet (Belgium)	466.2	487.8	943.7	942.1
VTR Group (Chile)	226.8	228.6	451.3	442.7
Corporate and other	157.5	172.9	308.9	326.7
Intersegment eliminations	(20.7)	(22.9)	(42.8)	(43.9)
Total	$2,524.5	$2,429.6	$5,061.5	$4,687.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

	Operating cash flow
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
UPC/Unity Division:
Germany	$334.2	$222.1	$657.2	$421.9
The Netherlands	178.8	194.0	361.5	374.7
Switzerland	180.6	182.1	358.8	348.8
Other Western Europe	94.5	106.4	191.9	206.0
Total Western Europe	788.1	704.6	1,569.4	1,351.4
Central and Eastern Europe	134.9	141.8	272.5	269.1
Central and other	(43.3)	(35.6)	(80.4)	(69.2)
Total UPC/Unity Division	879.7	810.8	1,761.5	1,551.3
Telenet (Belgium)	236.9	254.1	472.7	486.9
VTR Group (Chile)	75.3	86.9	150.5	171.3
Corporate and other	3.0	5.8	5.8	10.0
Total	$1,194.9	$1,157.6	$2,390.5	$2,219.5

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
Total segment operating cash flow from continuing operations	$1,194.9	$1,157.6	$2,390.5	$2,219.5
Stock-based compensation expense	(35.6)	(38.9)	(63.3)	(72.8)
Depreciation and amortization	(668.7)	(620.0)	(1,339.4)	(1,209.0)
Impairment, restructuring and other operating items, net	(11.6)	(4.5)	(14.5)	(10.6)
Operating income	479.0	494.2	973.3	927.1
Interest expense	(402.1)	(375.4)	(820.2)	(722.6)
Interest and dividend income	1.9	13.8	20.9	34.0
Realized and unrealized gains (losses) on derivative instruments, net	237.4	(448.4)	(376.7)	(459.1)
Foreign currency transaction gains (losses), net	(474.4)	205.0	4.6	589.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(34.1)	(48.9)	16.8	(142.5)
Losses on debt modification, extinguishment and conversion, net	(6.9)	(187.1)	(13.7)	(206.4)
Other expense, net	(3.7)	(1.9)	(4.0)	(5.2)
Earnings (loss) from continuing operations before income taxes	$(202.9)	$(348.7)	$(199.0)	$14.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011 (a)	2012	2011 (a)
	in millions
Subscription revenue (b):
Video	$1,141.9	$1,130.2	$2,307.5	$2,188.8
Broadband internet	598.0	569.1	1,197.4	1,098.6
Telephony	376.9	328.1	753.0	636.8
Total subscription revenue	2,116.8	2,027.4	4,257.9	3,924.2
Other revenue (c)	407.7	402.2	803.6	763.3
Total	$2,524.5	$2,429.6	$5,061.5	$4,687.5
_______________

(a)
Effective January 1, 2012, we began including the monthly revenue derived from certain small office and home office (SOHO) subscribers in our subscription revenue. SOHO subscribers pay a premium price to receive enhanced service levels along with video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current period presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

(b)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary between our broadband communications operating segments.

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, installation and mobile services revenue) and programming revenue.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2012
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
Europe:
UPC/Unity Division:
Germany	$566.2	$360.4	$1,126.9	$695.4
The Netherlands	303.7	327.7	614.4	637.9
Switzerland	315.2	326.9	630.7	626.6
Austria	103.0	117.7	208.0	230.8
Ireland	103.3	110.0	208.0	213.5
Poland	109.7	94.2	224.2	182.3
Hungary	60.9	73.7	120.8	138.1
The Czech Republic	56.7	66.8	114.2	128.1
Romania	32.6	37.4	66.0	73.1
Slovakia	15.1	16.9	30.7	32.5
Other (a)	28.3	31.5	56.5	61.6
Total UPC/Unity Division	1,694.7	1,563.2	3,400.4	3,019.9
Belgium	466.2	487.8	943.7	942.1
Chellomedia:
Poland	30.6	36.0	56.6	62.8
The Netherlands	27.0	28.4	55.2	56.1
Spain	16.6	18.7	33.7	36.5
Hungary	15.6	21.6	29.4	34.2
Other (b)	29.3	32.5	59.1	66.5
Total Chellomedia	119.1	137.2	234.0	256.1
Intersegment eliminations	(20.7)	(22.9)	(42.8)	(43.9)
Total Europe	2,259.3	2,165.3	4,535.3	4,174.2
The Americas:
Chile	226.8	228.6	451.3	442.7
Other (c)	38.4	35.7	74.9	70.6
Total — The Americas	265.2	264.3	526.2	513.3
Total	$2,524.5	$2,429.6	$5,061.5	$4,687.5
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia's other geographic segments are located primarily in the United Kingdom, Portugal, the Czech Republic, Romania, Slovakia and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and programming services in Argentina.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2011 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2012 and 2011.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2012.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2011 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues in the EU and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•	consumer acceptance of our existing service offerings, including our digital video, broadband internet, telephony and mobile service offerings and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet, telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium and the Netherlands;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the KBW Acquisition and the Aster Acquisition on our operations in Germany and Poland, respectively;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors to timely deliver products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and realize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the outcome of any pending or threatened litigation;

•	any further consolidation of the foreign broadband distribution industry;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.

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

Overview

We are an international provider of video, broadband internet and telephony services with continuing consolidated broadband communications and/or DTH operations at June 30, 2012 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia in Germany are collectively referred to herein as the "UPC/Unity Division." UPC Holding's broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Telenet, we provide broadband communications services in Belgium. Our continuing operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Argentina. Our consolidated programming interests in Europe are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

We offer telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition to VTR Wireless' mobile services, we also offer mobile services using third-party networks in Belgium and, to a lesser extent, Germany, Poland and the Netherlands.

We have completed a number of transactions that impact the comparability of our 2012 and 2011 results of operations. The most significant of these transactions were the KBW Acquisition on December 15, 2011 and the Aster Acquisition on September 16, 2011. We also completed a number of less significant acquisitions in Europe during 2011 and the first six months of 2012.

In May 2012, we completed the sale of Austar and, accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2011 and our statements of operations and cash flows for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and discontinued operation, see note 2 to our condensed consolidated financial statements.

We focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet, telephony and, where available, mobile services with existing customers through product bundling, cross-selling and upselling, or by migrating analog cable customers to digital cable services. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At June 30, 2012, we owned and operated networks that passed 33,646,400 homes and served 33,815,600 revenue generating units (RGUs), consisting of 18,312,100 video subscribers, 8,711,300 broadband internet subscribers and 6,792,200 telephony subscribers. Effective January 1, 2012, we began including certain SOHO RGUs in our externally-reported subscriber statistics. As a result of this change, we recorded a non-organic adjustment to increase the number of our RGUs at January 1, 2012 by 136,300.

Including the effects of acquisitions, our continuing operations added a total of 441,400 and 894,300 RGUs during the three and six months ended June 30, 2012. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 364,300 and 809,200 RGUs (including 22,600 and 40,200 SOHO RGUs) on an organic basis during the three and six months ended June 30, 2012. The organic RGU growth during the three and six months ended June 30, 2012 is attributable to the growth of our (i) digital cable services, which added 244,400 and 523,100 RGUs, respectively, (ii) telephony services, which added 239,300 and 516,400 RGUs, respectively, (iii) broadband internet services, which added 208,000 and 462,000 RGUs, respectively, and (iv) DTH video services, which added 8,900 and 22,700 RGUs, respectively. The growth of our digital cable, telephony, broadband internet and DTH video services was partially offset by a decline in our analog cable RGUs of 334,000 and 710,400, respectively, and less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in (a) subscription revenue in the Czech Republic and Austria and (b) overall revenue in Austria during the second quarter of 2012, as compared to the second quarter of 2011;

(ii)	organic declines in subscription revenue from video services in Ireland, the Czech Republic, Poland and Romania during the second quarter of 2012, as compared to the second quarter of 2011;

(iii)
organic declines in (a) subscription revenue from video services in Ireland, the Netherlands, Poland and, to a lesser extent, the Czech Republic, (b) total subscription revenue in the Netherlands and (c) overall revenue in Poland during the second quarter of 2012, as compared to the first quarter of 2012;

(iv)
organic declines in video RGUs in most of our markets during the second quarter of 2012, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(v)
organic declines in ARPU from (a) broadband internet in most of our broadband communications markets and (b) telephony services in all of our broadband communications markets during the second quarter of 2012, as compared to the second quarter of 2011; and

(vi)
organic declines in overall ARPU in Ireland, Slovakia, Poland, Austria, the Czech Republic, Romania, Hungary and the Netherlands during the second quarter of 2012, as compared to the second quarter of 2011.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended June 30, 2012 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide B2B services. At June 30,

2012, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through UPC DTH. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides broadband communications operations in Belgium. In Chile, the VTR Group includes VTR, which provides broadband communications services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Argentina and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2012 and 2011. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2012 and 2011 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, revenue earned from B2B services, interconnect fees, channel carriage fees, installation fees, mobile services revenue, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates (i) increased effective January 1, 2012 in Ireland, Hungary and, with respect to certain digital cable services, Belgium and (ii) are scheduled to increase effective October 1, 2012 in the Netherlands. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the 2010 Hungarian Telecom Tax) that is applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010.  The 2010 Hungarian Telecom Tax is currently scheduled to expire at the end of 2012. The EU Commission initiated an investigation in March 2011 and, on September 29, 2011, the EU Commission requested that Hungary abolish the 2010 Hungarian Telecom Tax on the grounds that it is illegal under EU rules. On March 22, 2012, the EU Commission announced its decision to refer the matter to the European Court of Justice, as Hungary continues to impose the 2010 Hungarian Telecom Tax in violation of EU rules. The ultimate resolution of this matter may take several years, and no assurance can be given as to the outcome. Until such time as this matter is resolved, we will continue to accrue and pay the 2010 Hungarian Telecom Tax during the periods in which it is in effect. Through June 30, 2012, we have incurred total inception-to-date operating expenses of HUF 8.0 billion ($35.3 million) as a result of the 2010 Hungarian Telecom Tax. This amount includes a HUF 650.0 million ($2.9 million) reduction recorded during the second quarter of 2012 to reflect the cumulative effect of credits taken during the quarter with respect to prior period payments.

During the second quarter of 2012, Hungary promulgated an act imposing a new usage-based telecommunication tax (the 2012 Hungarian Telecom Tax) on telecommunications service providers for fixed and mobile voice and mobile texting services, effective from July 1, 2012 for an indefinite period of time. Although the 2012 Hungarian Telecom Tax will result in higher costs for our broadband communications operations in Hungary, we do not expect the impact of this new tax to be material in relationship to our results of operations or cash flows. The existing 2010 Hungarian Telecom Tax remains in effect through December 31, 2012. On June 21, 2012, the EU Commission sent a letter of formal notice to Hungary on the 2012 Hungarian Telecom Tax setting out concerns on the compatibility of the tax with EU rules. Hungary has two months to respond to the EU Commission. If the response isn't satisfactory, the EU Commission may commence formal infringement proceedings against Hungary which can ultimately lead to a case at the European Court of Justice.

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

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$566.2	$360.4	$205.8	57.1	12.3
The Netherlands	303.7	327.7	(24.0)	(7.3)	3.9
Switzerland	315.2	326.9	(11.7)	(3.6)	3.5
Other Western Europe	206.3	227.7	(21.4)	(9.4)	1.7
Total Western Europe	1,391.4	1,242.7	148.7	12.0	5.8
Central and Eastern Europe	275.0	289.0	(14.0)	(4.8)	0.1
Central and other	28.3	31.5	(3.2)	(10.2)	1.0
Total UPC/Unity Division	1,694.7	1,563.2	131.5	8.4	4.7
Telenet (Belgium)	466.2	487.8	(21.6)	(4.4)	7.2
VTR Group (Chile)	226.8	228.6	(1.8)	(0.8)	4.9
Corporate and other	157.5	172.9	(15.4)	(8.9)	1.2
Intersegment eliminations	(20.7)	(22.9)	2.2	9.6	(1.9)
Total	$2,524.5	$2,429.6	$94.9	3.9	5.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$1,126.9	$695.4	$431.5	62.1	10.7
The Netherlands	614.4	637.9	(23.5)	(3.7)	4.2
Switzerland	630.7	626.6	4.1	0.7	3.1
Other Western Europe	416.0	444.3	(28.3)	(6.4)	1.3
Total Western Europe	2,788.0	2,404.2	383.8	16.0	5.3
Central and Eastern Europe	555.9	554.1	1.8	0.3	0.3
Central and other	56.5	61.6	(5.1)	(8.3)	—
Total UPC/Unity Division	3,400.4	3,019.9	380.5	12.6	4.2
Telenet (Belgium)	943.7	942.1	1.6	0.2	8.4
VTR Group (Chile)	451.3	442.7	8.6	1.9	5.7
Corporate and other	308.9	326.7	(17.8)	(5.4)	2.4
Intersegment eliminations	(42.8)	(43.9)	1.1	2.5	(6.1)
Total	$5,061.5	$4,687.5	$374.0	8.0	5.1

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

Germany. The increases in Germany's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $44.4 million or 12.3% and $74.6 million or 10.7%, respectively,(ii) the impact of the KBW Acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$32.0	$—	$32.0	$56.8	$—	$56.8
ARPU (d)	4.8	—	4.8	7.6	—	7.6
Increase in non-subscription revenue (e)	—	7.6	7.6	—	10.2	10.2
Organic increase	36.8	7.6	44.4	64.4	10.2	74.6
Impact of the KBW Acquisition	204.7	25.9	230.6	399.5	50.4	449.9
Impact of FX	(60.7)	(8.5)	(69.2)	(82.3)	(10.7)	(93.0)
Total	$180.8	$25.0	$205.8	$381.6	$49.9	$431.5
_______________

(a)
Germany's subscription revenue includes revenue from multi-year bulk agreements with landlords, housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany's video cable subscribers. During the three months ended June 30, 2012, Germany's 20 largest bulk agreement accounts generated approximately 6% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany's bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we have made to regulators in connection with the KBW Acquisition. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany's larger bulk agreements. During the three months ended June 30, 2012, the bulk agreements that are subject to this special termination right accounted for a significant portion of the revenue associated with (i) all of Germany's bulk agreements and (ii) the 20 largest bulk agreement accounts mentioned above. For additional information, see note 2 to our condensed consolidated financial statements.

(b)
Germany's non-subscription revenue includes fees received for the carriage of certain channels included in Germany's analog and digital cable offerings. This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2012 through 2015. The aggregate amount of revenue related to these carriage contracts represents approximately 7% of Germany's total revenue during the three months ended June 30, 2012. Furthermore, approximately 20% of Germany's carriage fee revenue during the three months ended June 30, 2012 relates to contracts for which we have received notices to terminate effective December 31, 2012. While we have rejected these termination notices, no assurance can be given that any of Germany's carriage fee contracts will be renewed or extended on financially equivalent terms, or at all. In addition, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the KBW Acquisition. For additional information, see note 2 to our condensed consolidated financial statements.

(c)
The increases in Germany's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in Germany's average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in Germany during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(d)	The increases in Germany's subscription revenue related to changes in ARPU are due to (i) an improvement in RGU mix,

attributable to higher proportions of telephony, broadband internet and digital cable RGUs, and (ii) net decreases resulting primarily from the following factors: (a) lower ARPU due to the impact of free bundled services provided to new subscribers during promotional periods, (b) lower ARPU due to a higher proportion of customers receiving discounted analog cable services through bulk agreements, (c) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and (d) higher ARPU from broadband internet services. For information concerning our commitment to distribute digital free-to-air television channels in unencrypted form in Germany commencing January 1, 2013, see note 2 to our condensed consolidated financial statements.

(e)
The increases in Germany's non-subscription revenue are primarily attributable to (i) increases in installation revenue, due to higher numbers of installations and increases in the average installation fee, and (ii) net increases resulting from individually insignificant changes in other non-subscription revenue categories.

The Netherlands. The decreases in the Netherlands' revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $12.8 million or 3.9% and $26.7 million or 4.2%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$12.9	$—	$12.9	$24.9	$—	$24.9
ARPU (b)	(1.8)	—	(1.8)	0.5	—	0.5
Increase in non-subscription revenue (c)	—	1.7	1.7	—	1.3	1.3
Organic increase	11.1	1.7	12.8	25.4	1.3	26.7
Impact of acquisition	0.1	—	0.1	0.1	—	0.1
Impact of FX	(33.5)	(3.4)	(36.9)	(45.6)	(4.7)	(50.3)
Total	$(22.3)	$(1.7)	$(24.0)	$(20.1)	$(3.4)	$(23.5)
_______________

(a)
The increases in the Netherlands' subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the Netherlands' average numbers of analog cable RGUs led to declines in the average number of total video RGUs in the Netherlands during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increase (decrease) in the Netherlands' subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net decreases resulting primarily from the following factors: (a) lower ARPU due to the impact of bundling and promotional discounts, (b) lower ARPU due to decreases in telephony call volume, including the impact of higher proportions of customers selecting usage-based calling plans and (c) higher ARPU due to January 2012 price increases for certain video services.

(c)
The increases in the Netherlands' non-subscription revenue are primarily attributable to (i) increases in B2B revenue and (ii) net increases resulting from individually insignificant changes in other non-subscription revenue categories. In addition, the increase during the six-month period was partially offset by lower installation revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The increase (decrease) in Switzerland's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, includes (i) organic increases of $11.3 million or 3.5% and $19.4 million or 3.1%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$7.6	$—	$7.6	$13.3	$—	$13.3
ARPU (b)	4.6	—	4.6	6.2	—	6.2
Decrease in non-subscription revenue (c)	—	(0.9)	(0.9)	—	(0.1)	(0.1)
Organic increase (decrease)	12.2	(0.9)	11.3	19.5	(0.1)	19.4
Impact of acquisitions	1.2	—	1.2	1.9	—	1.9
Impact of FX	(20.6)	(3.6)	(24.2)	(14.6)	(2.6)	(17.2)
Total	$(7.2)	$(4.5)	$(11.7)	$6.8	$(2.7)	$4.1
_______________

(a)
The increases in Switzerland's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of Switzerland's analog cable RGUs led to declines in the average numbers of total video RGUs in Switzerland during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increases in Switzerland's subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net decreases resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans, (b) higher ARPU due to higher proportions of customers selecting higher-priced tiers of broadband internet services and (c) lower ARPU due to the impact of bundling discounts.

(c)
The decreases in Switzerland's non-subscription revenue are primarily attributable to declines in B2B revenue that were only partially offset by increases in installation revenue. The declines in B2B revenue are due primarily to lower revenue from construction and equipment sales that were only partially offset by growth in B2B broadband internet and telephony services.

Other Western Europe. The decreases in Other Western Europe's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $3.9 million or 1.7% and $5.9 million or 1.3%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$14.3	$—	$14.3	$27.2	$—	$27.2
ARPU (b)	(9.8)	—	(9.8)	(18.6)	—	(18.6)
Decrease in non-subscription revenue (c)	—	(0.6)	(0.6)	—	(2.7)	(2.7)
Organic increase (decrease)	4.5	(0.6)	3.9	8.6	(2.7)	5.9
Impact of FX	(22.2)	(3.1)	(25.3)	(30.5)	(3.7)	(34.2)
Total	$(17.7)	$(3.7)	$(21.4)	$(21.9)	$(6.4)	$(28.3)
_______________

(a)
The increases in Other Western Europe's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by decreases in the average numbers of analog cable RGUs in each of Ireland and Austria and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average number of total video RGUs in both Ireland and Austria during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(b)
The decreases in Other Western Europe's subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. The decreases in Ireland's ARPU are primarily due to (i) lower ARPU due to the impact of bundling discounts, (ii) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans and (iii) lower ARPU from digital cable services. The decreases in Austria's ARPU are primarily due to the net effect of (a) lower ARPU due to higher proportions of customers selecting lower-priced tiers of broadband internet services, (b) lower ARPU due to the impact of bundling discounts, (c) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services and (d) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans. In addition, Other Western Europe's overall ARPU was impacted by adverse changes in RGU mix, primarily in Ireland.

(c)	The decreases in Other Western Europe's non-subscription revenue are due primarily to declines in revenue from Austria's B2B broadband internet and telephony services.

Central and Eastern Europe. The increase (decrease) in Central and Eastern Europe's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, includes (i) organic increases of $0.3 million or 0.1% and $1.5 million or 0.3%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$8.5	$—	$8.5	$18.6	$—	$18.6
ARPU (b)	(11.3)	—	(11.3)	(20.5)	—	(20.5)
Increase in non-subscription revenue (c)	—	3.1	3.1	—	3.4	3.4
Organic increase (decrease)	(2.8)	3.1	0.3	(1.9)	3.4	1.5
Impact of acquisitions	35.8	4.8	40.6	72.5	11.9	84.4
Impact of FX	(49.0)	(5.9)	(54.9)	(76.1)	(8.0)	(84.1)
Total	$(16.0)	$2.0	$(14.0)	$(5.5)	$7.3	$1.8
_______________

(a)
The increases in Central and Eastern Europe's subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs in Slovakia. In each country within our Central and Eastern Europe segment, declines in the average numbers of analog cable RGUs led to declines in the average number of total video RGUs during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(b)
The decreases in Central and Eastern Europe's subscription revenue related to changes in ARPU are primarily due to the net effects of (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services and (ii) higher ARPU due to the impacts of lower bundling discounts. In addition, Central and Eastern Europe's overall ARPU was positively impacted by improvements in RGU mix, primarily attributable to higher proportions of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The increases in Central and Eastern Europe's non-subscription revenue are attributable to the net impact of various individually insignificant changes.

Telenet (Belgium). The increase (decrease) in Telenet's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, includes (i) organic increases of $35.3 million or 7.2% and $79.2 million or 8.4%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$6.9	$—	$6.9	$13.4	$—	$13.4
ARPU (b)	17.2	—	17.2	37.7	—	37.7
Increase in non-subscription revenue (c)	—	11.2	11.2	—	28.1	28.1
Organic increase	24.1	11.2	35.3	51.1	28.1	79.2
Impact of FX	(46.6)	(10.3)	(56.9)	(63.4)	(14.2)	(77.6)
Total	$(22.5)	$0.9	$(21.6)	$(12.3)	$13.9	$1.6
_______________

(a)
The increases in Telenet's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average number of analog cable RGUs led to declines in the average numbers of total video RGUs during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increases in Telenet's subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net increases resulting primarily from the following factors: (a) lower ARPU due to increases in the proportions of customers selecting lower-priced tiers of broadband internet services, (b) higher ARPU due to October 2011 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (c) higher ARPU from digital cable services, due in part to increases in the number of subscribers to Telenet's premium sporting channel following the third quarter 2011 acquisition of certain Belgian football (soccer) rights, and (d) lower ARPU due to decreases in telephony call volumes for customers on usage-based plans.

(c)
The increases in Telenet's non-subscription revenue are due primarily to (i) increases in mobile services revenue of $6.7 million and $13.1 million, respectively, (ii) increases in mobile handset sales of $1.2 million and $7.3 million, respectively, and (iii) increases in interconnect revenue associated with growth in mobile and fixed telephony services. The increases in Telenet's mobile handset sales, which sales typically generate relatively low margins, are due to the net effect of (i) increases in sales to third-party retailers and (ii) declines in handsets sold in Telenet's retail locations on behalf of mobile providers other than Telenet. We expect the number of handsets sold by Telenet to retailers to decline significantly during the second half of 2012.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

VTR Group (Chile). The increase (decrease) in the VTR Group's revenue during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, includes (i) organic increases of $11.3 million or 4.9% and $25.1 million or 5.7%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$10.6	$—	$10.6	$20.8	$—	$20.8
ARPU (b)	(0.1)		(0.1)	3.8	—	3.8
Increase in non-subscription revenue (c)	—	0.8	0.8	—	0.5	0.5
Organic increase	10.5	0.8	11.3	24.6	0.5	25.1
Impact of FX	(11.9)	(1.2)	(13.1)	(15.0)	(1.5)	(16.5)
Total	$(1.4)	$(0.4)	$(1.8)	$9.6	$(1.0)	$8.6
_______________

(a)
The increases in the VTR Group's subscription revenue related to changes in the average numbers of RGUs are primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The changes in the VTR Group's subscription revenue related to changes in ARPU are primarily due to the net impacts of (i) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services, (ii) lower ARPU due to the impact of discounts, (iii) higher ARPU from digital cable services and (iv) lower ARPU from telephony services, primarily attributable to the net effect of (a) the negative impacts of lower volumes of calls subject to usage-based charges and (b) the positive impacts of higher proportions of customers on fixed-rate calling plans. In addition, the VTR Group's overall ARPU was positively impacted by improvements in RGU mix, attributable to higher proportions of digital cable RGUs.

(c)
The increases in the VTR Group's non-subscription revenue are attributable to increases associated with the operations of VTR Wireless that were only partially offset by net decreases resulting from various individually insignificant changes.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$136.3	$74.7	$61.6	82.5	23.4
The Netherlands	90.5	96.9	(6.4)	(6.6)	4.9
Switzerland	92.1	96.6	(4.5)	(4.7)	2.3
Other Western Europe	82.2	89.2	(7.0)	(7.8)	3.4
Total Western Europe	401.1	357.4	43.7	12.2	7.6
Central and Eastern Europe	103.8	111.3	(7.5)	(6.7)	(1.2)
Central and other	27.5	26.8	0.7	2.6	16.6
Total UPC/Unity Division	532.4	495.5	36.9	7.4	6.1
Telenet (Belgium)	169.2	170.3	(1.1)	(0.6)	11.5
VTR Group (Chile)	106.0	98.5	7.5	7.6	13.9
Corporate and other	96.3	108.8	(12.5)	(11.5)	0.1
Intersegment eliminations	(20.1)	(22.3)	2.2	9.9	(2.6)
Total operating expenses excluding stock-based compensation expense	883.8	850.8	33.0	3.9	7.4
Stock-based compensation expense	3.5	5.2	(1.7)	(32.7)
Total	$887.3	$856.0	$31.3	3.7

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$275.5	$150.8	$124.7	82.7	18.7
The Netherlands	183.8	192.9	(9.1)	(4.7)	3.0
Switzerland	183.2	185.4	(2.2)	(1.2)	1.3
Other Western Europe	165.9	175.9	(10.0)	(5.7)	2.0
Total Western Europe	808.4	705.0	103.4	14.7	5.7
Central and Eastern Europe	212.4	217.0	(4.6)	(2.1)	(1.5)
Central and other	52.7	53.2	(0.5)	(0.9)	8.8
Total UPC/Unity Division	1,073.5	975.2	98.3	10.1	4.2
Telenet (Belgium)	352.6	330.4	22.2	6.7	15.4
VTR Group (Chile)	207.9	188.6	19.3	10.2	14.3
Corporate and other	187.8	207.3	(19.5)	(9.4)	(0.9)
Intersegment eliminations	(42.0)	(43.3)	1.3	3.0	(5.5)
Total operating expenses excluding stock-based compensation expense	1,779.8	1,658.2	121.6	7.3	6.9
Stock-based compensation expense	5.2	9.8	(4.6)	(46.9)
Total	$1,785.0	$1,668.0	$117.0	7.0

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

UPC/Unity Division. The UPC/Unity Division's operating expenses (exclusive of stock-based compensation expense) increased $36.9 million or 7.4% and $98.3 million or 10.1%, during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $75.9 million and $149.9 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division's operating expenses increased $30.3 million or 6.1% and $41.3 million or 4.2%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $16.5 million or 5.4% and $25.4 million or 8.5%, respectively, due primarily to growth in digital video services, predominantly in Germany, Switzerland, Poland, and Austria;

•
Increases in network related expenses of $12.7 million or 9.4% and $12.4 million or 9.4%, respectively, due largely to (i) increased encryption costs, due largely to an increased number of installed digital cable set-top boxes, primarily in Germany, (ii) higher duct and pole rental costs due primarily to increased rates in Romania, Germany and the Czech Republic, (iii) higher electricity costs in Germany due in part to the release of an accrual following the second quarter 2011 settlement of an operational contingency and (iv) higher costs in the UPC/Unity Division's central operations due to increase network transit requirements;

•
Increases in outsourced labor and professional fees of $3.5 million or 3.9% and $10.9 million or 12.6%, respectively, due primarily to increased call center costs attributable to higher call volumes in Germany and the Netherlands and, to a lesser extent, higher outsourced labor associated with customer-facing activities in Germany;

•
Increases in personnel costs of $4.8 million or 2.4% and $9.0 million or 4.7%, respectively, due primarily to (i) annual wage increases in the Netherlands, Germany, Switzerland and Austria, and (ii) increased staffing levels at the UPC/Unity Division's central operations and the Netherlands. The increased staffing levels at the UPC/Unity Division's central operations are due in part to an increased number of strategic initiatives;

•
A decrease of $5.8 million during the six-month period resulting from the net impact of several nonrecurring items recorded in the Netherlands during the first half of 2012 and 2011, including items related to the settlement of certain operational contingencies. Most of this decrease relates to items that impacted comparisons of the Netherlands' first quarter 2012 and 2011 operating expenses; and

•
Decreases associated with the 2010 Hungarian Telecom Tax of $3.5 million and $2.6 million, respectively, primarily attributable to credits taken during the second quarter 2012, as further described above in Discussion and Analysis of our Reportable Segments - General.

Telenet (Belgium). Telenet's operating expenses (exclusive of stock-based compensation expense) increased (decreased) ($1.1 million) or (0.6%) and $22.2 million or 6.7% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, Telenet's operating expenses increased $19.6 million or 11.5% and $50.9 million or 15.4%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $11.6 million or 24.7% and $28.8 million or 30.9%, respectively, due primarily to increases resulting from Telenet's acquisition of the rights to broadcast certain Belgian football (soccer) matches for three years which began in the third quarter of 2011;

•
Increases in mobile costs of $3.7 million and $12.5 million, respectively, due primarily to (i) increased mobile handset sales to third-party retailers and (ii) higher costs associated with subscriber promotions involving free or heavily-discounted handsets;

•
Increases in costs of $2.7 million and $5.2 million, respectively, associated with a campaign to retain customers following the move of certain channels from the analog to the basic digital channel package. This campaign involved the sale and rental of used digital set-top boxes at relatively low prices. In connection with this campaign, Telenet experienced (i) increases in the costs of set-top boxes that were sold and (ii) higher outsourced labor and professional fees due to increased customer-facing activities;

•
Increases in outsourced labor and professional fees of $2.3 million or 14.5% and $4.3 million or 13.5%, respectively, due primarily to increased call center costs, mainly associated with (i) efforts to improve service levels and (ii) a higher number of calls;

•
Decreases in bad debt expense of $3.8 million and $3.0 million, respectively, due primarily to a nonrecurring adjustment recorded during the second quarter of 2012 related to the settlement of an operational contingency;

•
Increases in interconnect costs of $0.8 million or 3.9% and $1.2 million or 2.9%, respectively, due primarily to the net effect of (i) subscriber growth, (ii) increased mobile calling volumes and (iii) lower mobile termination rates; and

•
An increase (decrease) in personnel costs of $0.2 million or 0.8% and ($0.3 million) or (0.4%), respectively, due primarily to the net effect of (i) increased staffing levels and annual wage increases and (ii) lower bonus costs.

VTR Group (Chile). The VTR Group's operating expenses (exclusive of stock-based compensation expense) increased $7.5 million or 7.6% and $19.3 million or 10.2% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, the VTR Group's operating expenses increased $13.6 million or 13.9% and $26.9 million or 14.3%, respectively. These increases include the following factors:

•	Increases in programming and related costs of $4.3 million or 13.0% and $9.9 million or 15.7%, respectively, primarily associated with growth in digital cable services;

•
Increases in facilities expenses of $4.0 million and $7.2 million, respectively, due primarily to higher site and tower rental costs incurred by VTR Wireless, including $1.6 million of fees incurred in connection with the termination of certain leases during the second quarter of 2012;

•
Increases in interconnect and access costs of $3.2 million or 21.1% and $5.7 million or 19.4%, respectively, due primarily to (i) increases in VTR Wireless' costs, due primarily to (a) the initiation of minimum payments under its roaming agreement during the first quarter of 2012 and (b) the impact of the May 2012 launch of mobile services, and (ii) higher costs associated with VTR's broadband internet services, as the impact of higher traffic was only partially offset by lower average rates;

•	Decreases in personnel costs of $3.2 million or 21.5% and $3.9 million or 13.7%, respectively, primarily related to lower bonus costs at VTR;

•	Increases in VTR Wireless' mobile handset costs of $3.0 million and $3.9 million, respectively; and

•
Increases in outsourced labor and professional fees of $1.7 million or 21.4% and $3.6 million or 24.5%, respectively, due primarily to (i) increased costs associated with VTR Wireless' network operating center and (ii) during the six-month period, an increase in VTR's customer-facing activities.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$95.7	$63.6	$32.1	50.5	20.0
The Netherlands	34.4	36.8	(2.4)	(6.5)	4.5
Switzerland	42.5	48.2	(5.7)	(11.8)	(5.8)
Other Western Europe	29.6	32.1	(2.5)	(7.8)	3.1
Total Western Europe	202.2	180.7	21.5	11.9	7.0
Central and Eastern Europe	36.3	35.9	0.4	1.1	10.1
Central and other	44.1	40.3	3.8	9.4	23.0
Total UPC/Unity Division	282.6	256.9	25.7	10.0	9.9
Telenet (Belgium)	60.1	63.4	(3.3)	(5.2)	6.4
VTR Group (Chile)	45.5	43.2	2.3	5.3	11.5
Corporate and other	58.2	58.3	(0.1)	(0.2)	6.9
Intersegment eliminations	(0.6)	(0.6)	—	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	445.8	421.2	24.6	5.8	9.2
Stock-based compensation expense	32.1	33.7	(1.6)	(4.7)
Total	$477.9	$454.9	$23.0	5.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$194.2	$122.7	$71.5	58.3	22.1
The Netherlands	69.1	70.3	(1.2)	(1.7)	6.3
Switzerland	88.7	92.4	(3.7)	(4.0)	(2.1)
Other Western Europe	58.2	62.4	(4.2)	(6.7)	0.9
Total Western Europe	410.2	347.8	62.4	17.9	8.7
Central and Eastern Europe	71.0	68.0	3.0	4.4	7.7
Central and other	84.2	77.6	6.6	8.5	17.9
Total UPC/Unity Division	565.4	493.4	72.0	14.6	10.0
Telenet (Belgium)	118.4	124.8	(6.4)	(5.1)	2.6
VTR Group (Chile)	92.9	82.8	10.1	12.2	16.4
Corporate and other	115.3	109.4	5.9	5.4	10.2
Intersegment eliminations	(0.8)	(0.6)	(0.2)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	891.2	809.8	81.4	10.1	9.5
Stock-based compensation expense	58.1	63.0	(4.9)	(7.8)
Total	$949.3	$872.8	$76.5	8.8
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

UPC/Unity Division. The UPC/Unity Division's SG&A expenses (exclusive of stock-based compensation expense) increased $25.7 million or 10.0% and $72.0 million or 14.6% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $35.6 million and $69.7 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division's SG&A expenses increased $25.4 million or 9.9% and $49.4 million or 10.0%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $6.4 million or 3.5% and $15.1 million or 8.4%, respectively, primarily due to higher sales commissions in Germany, including the impact of the second quarter 2011 release of an accrual following the settlement of an operational contingency and, to a lesser extent, increased costs associated with rebranding and other advertising campaigns in Germany. These increases in Germany were partially offset by lower costs associated with fewer advertising campaigns in Switzerland;

•
Increases in personnel costs of $8.7 million or 4.3% and $14.1 million or 7.2%, respectively, due largely to (i) increased marketing staffing levels, primarily in the UPC/Unity Division's central operations, and (ii) annual wage increases, predominantly in the Netherlands, Germany, Switzerland and the UPC/Unity Division's central operations;

•
Increases in outsourced labor and professional fees of $3.0 million or 10.4% and $8.0 million or 28.6%, respectively, due primarily to increases in (i) consulting costs incurred in Germany, primarily associated with integration activities related to the KBW Acquisition, and (ii) consulting costs incurred by the UPC/Unity Division's central operations in connection with the UPC/Unity Division's mobile and other strategic initiatives; and

•
Increases in facilities expenses of $2.6 million or 6.0% million and $4.3 million or 10.2%, respectively, due primarily to increases in costs related to the rental of office space in Germany, the Netherlands and the UPC/Unity Division's central operations.

Telenet (Belgium). Telenet's SG&A expenses (exclusive of stock-based compensation expense) decreased $3.3 million or 5.2% and $6.4 million or 5.1% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, Telenet's SG&A expenses increased $4.0 million or 6.4% and $3.2 million or 2.6%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $6.3 million or 34.5% and $10.9 million or 31.3%, respectively, due primarily to (i) higher marketing costs incurred in connection with promotional and operational initiatives during the first half of 2012 and (ii) increased sales commissions related to the aforementioned campaign to retain customers following the move of channels from the analog to the basic digital channel package;

•
Decreases in outsourced labor and professional fees of $2.3 million and $7.7 million, respectively, due primarily to a decrease in consulting costs associated with regulatory and strategic initiatives; and

•	Decreases in personnel costs of $0.3 million or 1.1% and $2.8 million or 5.3%, respectively, due primarily to the net effect of (i) lower bonus costs and (ii) annual wage increases.

VTR Group (Chile). The VTR Group's SG&A expenses (exclusive of stock-based compensation expense) increased $2.3 million or 5.3% and $10.1 million or 12.2% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, the VTR Group's SG&A expenses increased $5.0 million or 11.5% and $13.6 million or 16.4%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $4.9 million or 39.1% and $9.2 million or 35.0%, respectively, due primarily to (i) higher sales commissions paid to third parties and (ii) increased advertising campaigns, primarily associated with VTR Wireless' launch of mobile services in May 2012. The higher sales commissions are primarily attributable to (a) increases at VTR, due primarily to higher numbers of sales generated by third-party dealers, and (b) increases at VTR Wireless, due primarily to higher sales volumes resulting from the May 2012 launch of mobile services;

•
Increases in facilities expenses of $1.9 million and $3.8 million, respectively, due primarily to higher rental and related costs associated with (i) increases in retail space used by VTR Wireless and (ii) increases in office and other space used by VTR;

•
Decreases in personnel costs of $2.1 million or 12.5% and $1.4 million or 4.6%, respectively, resulting from the net effect of (i) lower bonus costs and, to a lesser degree, lower staffing levels at VTR and (ii) higher staffing levels and other personnel costs at VTR Wireless; and

•	Net increases resulting from individually insignificant changes in other SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding stock-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$334.2	$222.1	$112.1	50.5	6.4
The Netherlands	178.8	194.0	(15.2)	(7.8)	3.3
Switzerland	180.6	182.1	(1.5)	(0.8)	6.5
Other Western Europe	94.5	106.4	(11.9)	(11.2)	(0.1)
Total Western Europe	788.1	704.6	83.5	11.9	4.6
Central and Eastern Europe	134.9	141.8	(6.9)	(4.9)	(1.4)
Central and other	(43.3)	(35.6)	(7.7)	(21.6)	(38.3)
Total UPC/Unity Division	879.7	810.8	68.9	8.5	2.1
Telenet (Belgium)	236.9	254.1	(17.2)	(6.8)	4.6
VTR Group (Chile)	75.3	86.9	(11.6)	(13.3)	(8.4)
Corporate and other	3.0	5.8	(2.8)	(48.3)	(27.0)
Total	$1,194.9	$1,157.6	$37.3	3.2	1.7

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$657.2	$421.9	$235.3	55.8	4.6
The Netherlands	361.5	374.7	(13.2)	(3.5)	4.4
Switzerland	358.8	348.8	10.0	2.9	5.4
Other Western Europe	191.9	206.0	(14.1)	(6.8)	0.9
Total Western Europe	1,569.4	1,351.4	218.0	16.1	4.2
Central and Eastern Europe	272.5	269.1	3.4	1.3	(0.2)
Central and other	(80.4)	(69.2)	(11.2)	(16.2)	(27.0)
Total UPC/Unity Division	1,761.5	1,551.3	210.2	13.5	2.4
Telenet (Belgium)	472.7	486.9	(14.2)	(2.9)	5.1
VTR Group (Chile)	150.5	171.3	(20.8)	(12.1)	(9.0)
Corporate and other	5.8	10.0	(4.2)	(42.0)	(18.1)
Total	$2,390.5	$2,219.5	$171.0	7.7	2.0

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	%
UPC/Unity Division:
Germany	59.0	61.6	58.3	60.7
The Netherlands	58.9	59.2	58.8	58.7
Switzerland	57.3	55.7	56.9	55.7
Other Western Europe	45.8	46.7	46.1	46.4
Total Western Europe	56.6	56.7	56.3	56.2
Central and Eastern Europe	49.1	49.1	49.0	48.6
Total UPC/Unity Division, including central and other	51.9	51.9	51.8	51.4
Telenet (Belgium)	50.8	52.1	50.1	51.7
VTR Group (Chile)	33.2	38.0	33.3	38.7

The operating cash flow margins of the UPC/Unity Division remained relatively unchanged during the three-month period and improved slightly during the six-month period, due primarily to the net impact of (i) improvements in the operating cash flow margins of Switzerland, (ii) declines in the operating cash flow margins of Germany, and to a lesser extent, Other Western Europe and (iii) increases in the operating cash flow deficit of the UPC/Unity Division's central and other category. The increase in Switzerland's operating cash flow margins is primarily attributable to improved operational leverage. The declines in Germany's operating cash flow margins are attributable to the net effect of (i) higher sales and marketing, customer care and programming costs, (ii) the positive impact of the inclusion of KBW during the 2012 periods and (iii) integration costs associated with the KBW Acquisition. In Other Western Europe, the operating cash flow margin declines are due to competitive and economic factors. The increase in the operating cash flow deficit of the UPC/Unity Division's central operations is primarily due to higher personnel and consulting costs, due in part to an increased level of strategic initiatives. In Belgium, Telenet's operating cash flow margin declined during the three-month and six-month periods, as an increase due to improved operational leverage was more than offset by a decrease attributable to higher programming costs. The increase in programming costs is largely attributable to Telenet's acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments above. In the case of Chile, increases in the incremental operating cash flow deficit of VTR Wireless during the three and six months ended June 30, 2012 adversely impacted the VTR Group's operating cash flow margins. The incremental operating cash flow deficit of VTR Wireless was $21.1 million and $35.8 million during the three and six months ended June 30, 2012, respectively, and $6.8 million and $12.1 million during the three and six months ended June 30, 2011, respectively. VTR Wireless' operations are expected to continue to have an adverse impact on the VTR Group's operating cash flow during the remainder of 2012 and, to a lesser extent, during 2013.
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

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$1,141.9	$1,130.2	$11.7	1.0	1.2
Broadband internet	598.0	569.1	28.9	5.1	9.0
Telephony	376.9	328.1	48.8	14.9	9.6
Total subscription revenue	2,116.8	2,027.4	89.4	4.4	4.7
Other revenue (c)	407.7	402.2	5.5	1.4	6.3
Total	$2,524.5	$2,429.6	$94.9	3.9	5.0

	Six months ended June 30,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$2,307.5	$2,188.8	$118.7	5.4	1.7
Broadband internet	1,197.4	1,098.6	98.8	9.0	9.0
Telephony	753.0	636.8	116.2	18.2	8.7
Total subscription revenue	4,257.9	3,924.2	333.7	8.5	4.9
Other revenue (c)	803.6	763.3	40.3	5.3	5.9
Total	$5,061.5	$4,687.5	$374.0	8.0	5.1
_______________

(a)
Effective January 1, 2012, we began including the monthly revenue derived from certain SOHO subscribers in our subscription revenue. SOHO subscribers pay a premium price to receive enhanced service levels along with video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current period presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

(b)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. However, due to regulatory, billing system and other constraints, the allocation of bundling discounts may vary between our broadband communications operating segments.

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, installation and mobile services revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $94.9 million and $374.0 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $272.5 million and $536.3 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $121.1 million or 5.0% and $237.5 million or 5.1%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011, are as follows:

	Three-month period	Six-month period
	in millions
Increase due to change in:
Average number of RGUs	$97.5	$184.1
ARPU	(1.5)	8.2
Organic increase	96.0	192.3
Impact of acquisitions	241.8	474.0
Impact of FX	(248.4)	(332.6)
Total increase in subscription revenue	$89.4	$333.7

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $96.0 million or 4.7% and $192.3 million or 4.9% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $51.2 million or 9.0% and $98.6 million or 9.0%, respectively, as the impacts of increases in the average numbers of broadband internet RGUs were only partially offset by lower ARPU from broadband internet services, (ii) increases in subscription revenue from telephony services of $31.4 million or 9.6% and $55.6 million or 8.7%, respectively, as the impacts of increases in the average numbers of telephony RGUs were only partially offset by lower ARPU from telephony services and (iii) increases in subscription revenue from video services of $13.4 million or 1.2% and $38.1 million or 1.7%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $25.1 million or 6.3% and $45.2 million or 5.9% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases are primarily attributable to (i) higher revenue from mobile services and mobile handset sales in Belgium and, to a lesser extent, Chile, (ii) increases in interconnect revenue and (iii) during the six-month period, an increase in programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $31.3 million and $117.0 million during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011. These increases include $75.9 million and $149.9 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $1.7 million and $4.6 million during the three and six months ended June 30, 2012, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $63.1 million or 7.4% and $115.0 million or 6.9% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases primarily reflect increases in programming and other direct costs and, to a lesser extent, net increases in (i) outsourced labor and professional fees and (ii) network related expenses. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $23.0 million and $76.5 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $35.6 million and $69.7 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $1.6 million and $4.9 million during the three and six months ended June 30, 2012. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $38.5 million or 9.2% and $77.2 million or 9.5% during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases primarily reflect net increases in sales and marketing costs and, to a lesser extent, net increases in (i) personnel costs, (ii) facilities expenses in the UPC/Unity Division and VTR and (iii) outsourced labor and professional fees. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$8.9	$9.1	$18.4	$21.6
Other LGI stock-based incentive awards	10.1	10.2	22.8	21.4
Total LGI common stock	19.0	19.3	41.2	43.0
Telenet stock-based incentive awards (b)	16.2	19.6	20.8	29.1
Other (c)	0.4	0.8	1.3	3.2
Total	$35.6	$39.7	$63.3	$75.3
Included in:
Continuing operations:
Operating expenses	$3.5	$5.2	$5.2	$9.8
SG&A expenses	32.1	33.7	58.1	63.0
Total - continuing operations	35.6	38.9	63.3	72.8
Discontinued operation	—	0.8	—	2.5
Total	$35.6	$39.7	$63.3	$75.3

_______________

(a)	Includes stock-based compensation expense related to LGI PSUs and, during the 2011 periods, the LGI Performance Plans.

(b)
During the second quarter of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with capital reductions. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively. Telenet recognizes additional stock-based compensation expense related to these adjustments as the underlying options vest.

(c)
The 2012 periods include stock-based compensation expense related to performance-based awards granted pursuant to a liability-based plan of the VTR Group.  These awards were granted during the first quarter of 2012 and, subject to the achievement of the minimum performance criteria, 50% to 150% of these awards will vest on December 31, 2013 based on the level of the specified performance criteria that is achieved through 2012.

For additional information concerning our stock-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $48.7 million and $130.4 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, depreciation and amortization expense increased $129.4 million or 20.9% and $238.3 million or 19.7%, respectively, due primarily to the net effect of (i) increases associated with acquisitions, primarily in Germany, (ii) increases associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) decreases associated with certain assets becoming fully depreciated, mostly in Switzerland, Belgium, Chile and the Netherlands.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $11.6 million and $14.5 million, respectively, during the three and six months ended June 30, 2012, as compared to $4.5 million and $10.6 million, respectively, during the corresponding periods in 2011. The 2012 amounts include aggregate restructuring charges of $8.5 million and $13.9 million, respectively, associated with employee severance and termination costs related to certain reorganization activities, primarily in Europe. The 2011 amounts include $4.5 million and $10.1 million, respectively, of direct acquisition costs and other fees incurred in connection with the acquisition of KBW.

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical decline of 20% or more in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At June 30, 2012, the goodwill associated with these reporting units aggregated $903.3 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

Interest expense

Our interest expense increased $26.7 million and $97.6 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, interest expense increased $78.7 million or 21.0% and $171.4 million or 23.7%, respectively. These increases are primarily attributable to higher average outstanding debt balances and higher weighted average interest rates. The increases in our weighted average interest rate are primarily related to the completion of financing transactions that generally resulted in extended maturities and higher interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $11.9 million and $13.1 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. These decreases are primarily attributable to the net effect of (i) decreases in interest income due to lower average cash and cash equivalent and restricted cash balances and (ii) during the six-month period, an increase in dividend income attributable to our investment in Sumitomo common stock.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions

Cross-currency and interest rate derivative contracts (a)	$169.5	$(479.1)	$(309.6)	$(406.1)
Equity-related derivative contracts (b)	66.9	72.2	(59.6)	(7.0)
Foreign currency forward contracts	0.7	(41.2)	(9.7)	(44.3)
Other	0.3	(0.3)	2.2	(1.7)
Total	$237.4	$(448.4)	$(376.7)	$(459.1)
_______________

(a)
The gain during the 2012 three-month period is primarily attributable to the net effect of (i) gains associated with an increase in the value of U.S. dollar relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Chilean peso, Hungarian forint and Swiss franc markets, (iii) gains associated with decreases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar, (iv) gains associated with decreases in market interest rates in the U.S. dollar market, (v) losses associated with increases in the values of the Hungarian forint and Chilean peso relative to the euro and (vi) gains associated with decreases in the value of the Polish zloty and Czech koruna relative to the euro. The loss during the 2012 six-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint and Swiss franc markets, (ii) losses associated with increases in the values of the Hungarian forint, Polish zloty, Chilean peso and Swiss franc relative to the euro, (iii) gains associated with an increase in the value of the U.S. dollar relative to the euro, (iv) gains associated with decreases in market interest rates in the U.S. dollar market, (v) gains associated with a decrease in the value of the Swiss franc relative to the U.S. dollar and (vi) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. In addition, the gains (losses) during the 2012 periods include net losses of $70.6 million and $48.3 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2011 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Polish zloty,

Chilean peso and Czech koruna markets, (ii) losses associated with an increase in the value of the Swiss franc relative to the euro, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar, (iv) losses associated with a decrease in the value of the U.S. dollar relative to the euro and (v) gains associated with decreases in market interest rates in the U.S. dollar market. The loss during the 2011 six-month period is primarily attributable to the net effect of (i) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (ii) losses associated with increases in the values of the Swiss franc and Romanian lei relative to the U.S. dollar, (iii) losses associated with increases in the values of the Swiss franc, Hungarian forint and Czech koruna relative to the euro, (iv) gains associated with increases in market interest rates in the Swiss franc, Chilean peso and Romanian lei markets, (v) gains associated with a decrease in the value of the Chilean peso relative to the euro and (vi) losses associated with decreases in market interest rates in the Hungarian forint market. In addition, the losses during the 2011 periods include net gains of $56.2 million and $31.0 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)
Includes gains (losses) related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. These gains (losses) are primarily attributable to (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar. The 2011 six-month period also includes a $45.3 million loss related to a total return swap entered into in connection with the KBW Purchase Agreement. This swap was ultimately terminated for no consideration in connection with the KBW Acquisition.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions

U.S. dollar denominated debt issued by European subsidiaries	$(183.0)	$65.5	$(80.0)	$260.2
Yen denominated debt issued by a U.S. subsidiary	(40.0)	(31.7)	43.5	(8.9)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	18.4	(0.7)	29.7	(24.3)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(259.9)	169.3	18.7	352.6
Other	(9.9)	2.6	(7.3)	9.6
Total	$(474.4)	$205.0	$4.6	$589.2
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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	in millions
Investments (a):
Sumitomo	$(26.8)	$(38.2)	$16.0	$(28.9)
Other, net (b)	(7.3)	11.0	0.8	(6.6)
Debt — UGC Convertible Notes (c)	—	(21.7)	—	(107.0)
Total	$(34.1)	$(48.9)	$16.8	$(142.5)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

(b)
Amounts include changes in the fair value of Chellomedia's investment in Cyfra+ that are primarily attributable to (i) the impact of changes in the projected cash flows of Cyfra+ and (ii) changes in the value of the Polish zloty as compared to the euro.

(c)
Represents changes in the fair value of the UGC Convertible Notes, including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The UGC Convertible Notes were converted into LGI common stock in April 2011.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $6.9 million and $13.7 million during the three and six months ended June 30, 2012, respectively, as compared to $187.1 million and $206.4 million during the three and six months ended June 30, 2011, respectively.  The loss during the 2012 six-month period includes (i) $6.7 million associated with the Unitymedia Exchange and the Special Optional Redemptions, including $5.3 million of third-party costs (of which $2.9 million were incurred during the first quarter) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions, (ii) the write-off of deferred financing fees of $2.0 million during the second quarter associated with the repayment of the Chellomedia Bank Facility, (iii) the incurrence of third-party costs of $2.0 million during the first quarter associated with the execution of Facility AE under the UPC Broadband Holding Bank Facility and (iv) the write-off of $1.9 million of deferred financing costs during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, N and O under the UPC Broadband Holding Bank Facility. The loss during the 2011 six-month period includes (i) a debt conversion loss of $187.0 million recognized during the second quarter related to the exchange of substantially all of LGI's 4.50% convertible senior notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, P, T and U under the UPC Broadband Holding Bank Facility and (iii) the write-off of $3.6 million of deferred financing costs during the first quarter in connection with the prepayment of amounts outstanding under Telenet Facilities K and L1 under the Telenet Credit Facility. For additional information, see note 7 to our condensed consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $11.8 million and income tax benefit $1.5 million during the three months ended June 30, 2012 and 2011, respectively.

The income tax expense during the three months ended June 30, 2012 differs from the expected income tax benefit of $71.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

The income tax benefit during the three months ended June 30, 2011 differs from the expected income tax benefit of $122.0 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

We recognized income tax expense of $44.9 million and $27.0 million during the six months ended June 30, 2012 and 2011, respectively.

The income tax expense during the six months ended June 30, 2012 differs from the expected income tax benefit of $69.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

The income tax expense during the six months ended June 30, 2011 differs from the expected income tax expense of $5.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impact of this item was partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (ii) a net decrease in valuation allowances.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended June 30, 2012 and 2011, we reported losses from continuing operations of $214.7 million and $347.2 million, respectively, including (i) operating income of $479.0 million and $494.2 million, respectively, (ii) non-operating expense of $681.9 million and $842.9 million, respectively, and (iii) income tax benefit (expense) of ($11.8 million) and $1.5 million, respectively.

During the six months ended June 30, 2012 and 2011, we reported losses from continuing operations of $243.9 million and $12.5 million, respectively, including (i) operating income of $973.3 million and $927.1 million, respectively, (ii) non-operating expense of $1,172.3 million and $912.6 million, respectively, and (iii) income tax expense of $44.9 million and $27.0 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent reliable sources of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Discontinued operation

Our results from our discontinued operation include (i) earnings (losses) from Austar of ($2.6 million) and $35.5 million during the three and six months ended June 30, 2012, respectively, as compared to $16.5 million and $105.8 million during the respective 2011 periods, and (ii) a $924.1 million after-tax gain recognized upon the May 23, 2012 completion of the Austar Transaction. The declines in Austar's earnings during the 2012 periods are due largely to (a) the $80.7 million after-tax impact of the gain on the sale of Austar's spectrum licenses that was included in Austar's results of operations during the first quarter of 2011 and (b) the fact that the second quarter of 2012 does not include a full quarter of Austar's operations. The above factors were partially offset by the impact of not recording depreciation and amortization on Austar's long-lived assets during the 2012 periods as a result of our determination that Austar was held-for-sale effective December 31, 2011. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests was $5.2 million and $39.2 million during the three and six months ended June 30, 2012, respectively, as compared to $16.3 million and $97.9 million during the three and six months ended June 30, 2011, respectively. These decreases are primarily attributable to declines in the results of operations of Austar and Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including UPC Holding, UPC Broadband Holding, Unitymedia, Telenet, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2012. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2012 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$639.7
Non-operating subsidiaries	692.6
Total LGI and non-operating subsidiaries	1,332.3
Operating subsidiaries:
Telenet	451.7
UPC Holding (excluding VTR Group)	39.3
VTR Group (a)	34.6
Unitymedia (b)	25.5
Liberty Puerto Rico	13.4
Chellomedia	9.4
Other operating subsidiaries	2.6
Total operating subsidiaries	576.5
Total cash and cash equivalents	$1,908.8
_______________

(a)	Includes $12.1 million of cash and cash equivalents held by VTR Wireless.

(b)
As a result of certain internal reorganization transactions, which were effective upon registration in March 2012, UPC Germany HC1 became the immediate parent company of KBW and the issuer of the KBW Senior Notes. In May 2012, we completed certain reorganization, debt exchange and debt redemption transactions that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia consolidated borrowing group. For additional information, see note 7 to our condensed consolidated financial statements.

Liquidity of LGI and its Non-operating Subsidiaries

The $639.7 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $692.6 million of cash and cash equivalents held by LGI's non-operating subsidiaries, represented available liquidity at the corporate level at June 30, 2012. Our remaining cash and cash equivalents of $576.5 million at June 30, 2012 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI's non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries' cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI's operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. See note 2 to our condensed consolidated financial statements for information concerning the disposition of Austar and note 9 to our condensed consolidated financial statements for information concerning recent and pending capital distributions of Telenet and VTR.

At June 30, 2012, our consolidated cash and cash equivalents balance includes $1,271.2 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

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

During the first six months of 2012, we repurchased a total of 2,700,780 shares of our LGI Series A common stock at a weighted average price of $46.60 per share and 6,647,814 shares of our LGI Series C common stock at a weighted average price of $46.38 per share, for an aggregate purchase price of $434.2 million, including direct acquisition costs. At June 30, 2012, the remaining amount authorized under our most recent stock repurchase program was $577.1 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Liberty Puerto Rico, Telenet, Unitymedia, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2012, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries' liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the acquisitions of our subsidiaries, see note 2 to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our June 30, 2012 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2012 was 5.0x. In addition, the ratio of our June 30, 2012 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended June 30, 2012 was 4.6x.

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

At June 30, 2012, our outstanding consolidated debt and capital lease obligations aggregated $23.9 billion, including $251.0 million that is classified as current in our condensed consolidated balance sheet and $22.9 billion that is due in 2016 or thereafter.

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

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at June 30, 2012.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. During the six months ended June 30, 2012, we used net cash provided by our operating activities of $1,393.7 million and net cash provided by our investing activities of $20.2 million to fund net cash used by our financing activities of $1,144.4 million and a $269.5 million increase in our cash and cash equivalents (excluding a $11.9 million decrease due to FX).

Operating Activities. Net cash provided by our operating activities increased $107.8 million, from $1,285.9 million during the first six months of 2011 to $1,393.7 million during the first six months of 2012. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the KBW Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the KBW Acquisition, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower net cash payments for taxes and (v) a decrease in cash provided due to higher cash payments related to derivative instruments.

Investing Activities. Net cash provided by our investing activities was $20.2 million during the first six months of 2012, as compared to net cash used by our investing activities of $2,528.7 million during the first six months of 2011. This change is primarily attributable to the net effect of (i) an increase in cash of $1,506.3 million related to an escrow account that was established in connection with the March 2011 execution of the KBW Purchase Agreement, (ii) an increase in cash associated with cash proceeds received in connection with the disposition of a discontinued operation of $1,055.6 million and (iii) a decrease in cash associated with higher capital expenditures of $27.2 million. Capital expenditures increased from $966.9 million during the first six months of 2011 to $994.1 million during the first six months of 2012, as a net increase in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, was only partially offset by a decrease due to FX.

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

The UPC/Unity Division accounted for $659.0 million and $630.9 million (including $262.2 million and $153.5 million attributable to Unitymedia, respectively) of our consolidated capital expenditures during the six months ended June 30, 2012 and 2011, respectively. The UPC/Unity Division capital expenditure amounts exclude $93.5 million and $26.3 million, respectively, of capital additions that were financed under vendor financing or capital lease arrangements. The increase in the capital expenditures of the UPC/Unity Division (excluding the impact of capital additions financed under vendor financing or capital lease arrangements) is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems and (iv) an increase in expenditures for new build and upgrade projects to expand services.

Telenet accounted for $191.4 million and $202.3 million of our consolidated capital expenditures during the six months ended June 30, 2012 and 2011, respectively. These amounts exclude $25.0 million and $16.8 million, respectively, of capital additions that were financed under capital lease arrangements. The decrease in Telenet's capital expenditures (excluding the impact of capital additions financed under capital lease arrangements) is due primarily to the net effect of (i) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) a decrease due to FX and (iv) an increase in expenditures for new build and upgrade projects to expand services.

The VTR Group accounted for $125.9 million and $114.1 million (including $15.8 million and $18.7 million attributable to VTR Wireless, respectively) of our consolidated capital expenditures during the six months ended June 30, 2012 and 2011, respectively. The increase in the capital expenditures of the VTR Group is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures related to the construction of VTR Wireless' mobile network and (v) a decrease in expenditures for support capital, such as information technology upgrades and general support systems.

Consistent with the disclosure provided in our 2011 Annual Report on Form 10-K, we continue to expect the percentage of revenue represented by our aggregate full year 2012 capital expenditures (excluding the estimated impact of capital additions to be financed under vendor financing or capital lease arrangements) to decline as compared to 2011. We believe that the ranges disclosed in our 2011 Annual Report on Form 10-K with respect to our segments are consistent with our latest estimates for our 2012 capital expenditures and revenue. It should be noted, however, that the disclosure provided in our 2011 Annual Report on Form 10-K set forth separate expected ranges for Unitymedia and KBW. These separate ranges correspond to a combined range for Unitymedia and KBW of 22% to 24%.

Financing Activities. Net cash used by our financing activities was $1,144.4 million during the first six months of 2012, as compared to net cash provided by our financing activities of $465.6 million during the first six months of 2011. This change is primarily attributable to the net effect of (i) a decrease in cash related to higher net repayments of debt of $1,603.1 million, (ii) an increase in cash associated with lower payments of financing costs of $187.3 million, (iii) a decrease in cash related to higher repurchases of our LGI Series A and Series C common stock of $74.6 million, (iv) a decrease in cash associated with higher cash payments related to derivative instruments of $61.2 million and (v) an increase in cash related to changes in cash collateral of $64.0 million. The increase in our net repayments of debt was partially offset by a decrease due to FX.

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

The following table provides the details of our free cash flow:

	Six months ended June 30,
	2012	2011
	in millions

Net cash provided by operating activities of our continuing operations	$1,393.7	$1,285.9
Excess tax benefits from stock-based compensation	10.0	23.1
Cash payments for direct acquisition costs	14.4	9.4
Capital expenditures	(994.1)	(966.9)
Principal payments on vendor financing obligations	(26.7)	(0.8)
Principal payments on certain capital leases	(6.1)	(4.9)
Free cash flow	$391.2	$345.8

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

Contractual Commitments

As of June 30, 2012, the U.S. dollar equivalents (based on June 30, 2012 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Debt (excluding interest)	$96.6	$102.4	$169.7	$378.5	$2,832.6	$6,079.2	$13,034.7	$22,693.7
Capital leases (excluding interest)	33.4	64.5	66.3	65.5	68.5	72.1	962.0	1,332.3
Operating leases	88.1	117.9	94.5	86.6	70.6	60.0	273.7	791.4
Programming obligations	178.7	214.9	118.6	58.8	39.5	35.9	0.4	646.8
Other commitments	468.5	266.1	172.6	159.6	121.2	85.0	1,246.6	2,519.6
Total (a)	$865.3	$765.8	$621.7	$749.0	$3,132.4	$6,332.2	$15,517.4	$27,983.8
Projected cash interest payments on debt and capital lease obligations (b)	$821.2	$1,430.8	$1,507.1	$1,505.0	$1,505.0	$1,377.6	$2,704.2	$10,850.9
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2012 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($257.9 million at June 30, 2012) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates and contractual maturities in effect as of June 30, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems, or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $520.1 million and $467.5 million, respectively, (including intercompany charges that eliminate in consolidation of $40.0 million and $40.5 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $51.5 million and $57.2 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table. For information concerning the pending Puerto Rico Transaction, see note 2 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2012 and 2011, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At June 30, 2012, $989.9 million or 51.9% and $737.5 million or 38.6% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At June 30, 2012, the aggregate fair value of this investment was $633.9 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2012, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2012, (i) approximately 1% to 3% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 15% to 17% of our capital expenditures (excluding capital lease and vendor financing arrangements) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland, Hungary and the United Kingdom. Our expectations with respect to our non-functional currency transactions during the remainder of 2012 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar and euro and the forward sale of the euro, Swiss franc, Chilean peso, Czech koruna, Polish zloty and

Hungarian forint to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of June 30, 2012. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended June 30, 2012 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2012	December 31, 2011
Spot rates:
Euro	0.7905	0.7716
Swiss franc	0.9494	0.9388
Hungarian forint	226.43	242.76
Polish zloty	3.3399	3.4431
Czech koruna	20.170	19.653
Romanian lei	3.5170	3.3367
Chilean peso	501.05	519.50
Australian dollar	0.9770	0.9751

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Average rates:
Euro	0.7795	0.6947	0.7710	0.7130
Swiss franc	0.9367	0.8703	0.9289	0.9060
Hungarian forint	229.19	185.05	227.73	192.14
Polish zloty	3.3195	2.7502	3.2723	2.8166
Czech koruna	19.691	16.892	19.405	17.357
Romanian lei	3.4525	2.8728	3.3861	2.9809
Chilean peso	496.22	469.25	492.56	475.41
Australian dollar	0.9902	0.9413	0.9689	0.9680

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Unitymedia and Telenet and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent, from declines in market rates. At June 30, 2012, we effectively paid a fixed interest rate on substantially all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2012 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at June 30, 2012 declines to 88%. With certain exceptions, including an LGE Financing interest rate cap contract, which covers certain periods beyond the maturity dates of our existing variable-rate indebtedness, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. We entered into the LGE Financing interest rate cap contract in order to provide protection against a portion of the interest rate risk that we expect to face in future periods, as we expect to continue to maintain a leveraged capital structure in periods beyond the maturity dates of our existing indebtedness. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At June 30, 2012, our variable-rate indebtedness aggregated $8.3 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.1%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $41.5 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At June 30, 2012, our exposure to credit risk included (i) derivative assets with a fair value of $659.1 million, (ii) cash and cash equivalent and restricted cash balances of $1,944.1 million and (iii) aggregate undrawn debt facilities of $2,128.2 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2012:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Polish zloty, the Hungarian forint, the Czech koruna and the Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €432.7 million ($547.4 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, the Chilean peso and the Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €156.7 million ($198.2 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €242.3 million ($306.5 million);

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €44.3 million ($56.0 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding's credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately $18.1 million ($18.6 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2012, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €129.6 million ($163.9 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2012, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €59.3 million ($75.0 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €61.0 million ($77.2 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at June 30, 2012, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €41.4 million ($52.4 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €45.0 million ($56.9 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2012, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 29.5 billion ($58.8 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2012:

(i)
an instantaneous decrease in the Japanese yen risk-free rate of 50 basis points (0.50%) would have increased the fair value of the Sumitomo Collar by ¥2.34 billion ($29.3 million) and conversely, an increase of 50 basis points would have decreased the value by ¥2.28 billion ($28.6 million); and

(ii)
an instantaneous increase of 10% in the per share market price of Sumitomo's common stock would have decreased the fair value of the Sumitomo Collar by approximately ¥4.59 billion ($57.5 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately ¥4.61 billion ($57.8 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$18.6	$409.7	$443.9	$85.9	$180.5	$31.3	$(10.1)	$1,159.8
Principal-related (b)	30.8	—	429.7	34.3	153.2	(150.2)	(123.6)	374.2
Other (c)	11.3	22.1	22.1	22.1	(210.8)	(212.5)	(140.8)	(486.5)
Total	$60.7	$431.8	$895.7	$142.3	$122.9	$(331.4)	$(274.5)	$1,047.5
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap instruments and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap instruments.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2012. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2012, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company's purchase of its own equity securities during the three months ended June 30, 2012:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2012 through April 30, 2012:
Series A	71,808	$48.74	71,808	(b)
Series C	1,125,700	$47.15	1,125,700	(b)
May 1, 2012 through May 31, 2012:
Series A	405,400	$47.89	405,400	(b)
Series C	974,400	$46.84	974,400	(b)
June 1, 2012 through June 30, 2012:
Series A	325,787	$46.94	325,787	(b)
Series C	1,411,400	$45.90	1,411,400	(b)
Total - April 1, 2012 through June 30, 2012:
Series A	802,995	$47.58	802,995	(b)
Series C	3,511,500	$46.56	3,511,500	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)	On December 14, 2011, our board of directors authorized a new equity repurchase program of up to $1.0 billion. At June 30, 2012, the remaining amount authorized under this program was $577.1 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Senior Secured Indenture dated May 4, 2012, among Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 7.5% senior secured notes due March 2019 and the senior secured floating rate notes due March 2018 issued by Unitymedia Hessen and Unitymedia NRW) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 8, 2012 8-K)).

4.2
Senior Indenture dated May 4, 2012, among Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 9.5% senior notes due March 2021 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.2 to the May 8, 2012 8-K).

4.3
Supplemental Indenture dated May 4, 2012, among UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the €1,430.0 million 8.125% senior secured notes due December 2017 and the $845.0 million 8.125% senior secured notes due December 2017 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.3 to the May 8, 2012 8-K).

4.4
Supplemental Indenture dated May 4, 2012, among UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the €665 million 9.625% senior notes due 2019) (incorporated by reference to Exhibit 4.4 to the May 8, 2012 8-K).

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

LIBERTY GLOBAL, INC.

Dated:	August 2, 2012	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 2, 2012	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 2, 2012	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Senior Secured Indenture dated May 4, 2012, among Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 7.5% senior secured notes due March 2019 and the senior secured floating rate notes due March 2018 issued by Unitymedia Hessen and Unitymedia NRW) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 8, 2012 8-K)).

4.2
Senior Indenture dated May 4, 2012, among Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the 9.5% senior notes due March 2021 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.2 to the May 8, 2012 8-K).

4.3
Supplemental Indenture dated May 4, 2012, among UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the €1,430.0 million 8.125% senior secured notes due December 2017 and the $845.0 million 8.125% senior secured notes due December 2017 issued by Unitymedia GmbH) (incorporated by reference to Exhibit 4.3 to the May 8, 2012 8-K).

4.4
Supplemental Indenture dated May 4, 2012, among UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the €665 million 9.625% senior notes due 2019) (incorporated by reference to Exhibit 4.4 to the May 8, 2012 8-K).

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