Form 10-Q
period 2012-09-30
Liberty Global, Inc.
filed 2012-11-05
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding shares of Liberty Global, Inc.’s common stock as of October 29, 2012 was:
Series A common stock — 144,191,964 shares;
Series B common stock — 10,206,645 shares; and
Series C common stock — 108,343,827 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,317.3	$1,651.2
Trade receivables, net	784.6	910.5
Deferred income taxes	104.1	345.2
Current assets of discontinued operation (note 2)	—	275.6
Other current assets (note 4)	541.0	592.6
Total current assets	4,747.0	3,775.1
Investments (including $974.8 million and $970.1 million, respectively, measured at fair value) (notes 3 and 5)	977.2	975.2
Property and equipment, net (note 6)	12,924.3	12,868.4
Goodwill (note 6)	13,426.2	13,289.3
Intangible assets subject to amortization, net (note 6)	2,504.1	2,812.5
Long-term assets of discontinued operation (note 2)	—	770.1
Other assets, net (note 4)	2,038.6	1,918.6
Total assets	$36,617.4	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2012	December 31, 2011
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$558.7	$645.7
Deferred revenue and advance payments from subscribers and others	645.3	847.6
Accrued programming	245.1	213.1
Accrued interest	323.4	295.4
Derivative instruments (note 4)	513.6	601.2
Current portion of debt and capital lease obligations (note 7)	292.4	184.1
Current liabilities of discontinued operation (note 2)	—	114.1
Other accrued and current liabilities	1,288.4	1,268.6
Total current liabilities	3,866.9	4,169.8
Long-term debt and capital lease obligations (note 7)	26,169.1	24,573.8
Long-term liabilities of discontinued operation (note 2)	—	746.5
Other long-term liabilities (note 4)	3,933.5	3,987.7
Total liabilities	33,969.5	33,477.8
Commitments and contingencies (notes 2, 4, 7 and 13)
Equity (note 9):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 144,806,371 and 146,266,629 shares, respectively	1.5	1.5
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,206,645 and 10,239,144 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 109,373,352 and 118,470,699 shares, respectively	1.1	1.2
Additional paid-in capital	3,268.5	3,964.6
Accumulated deficit	(2,017.4)	(2,671.5)
Accumulated other comprehensive earnings, net of taxes	1,598.6	1,509.5
Total LGI stockholders	2,852.4	2,805.4
Noncontrolling interests	(204.5)	126.0
Total equity	2,647.9	2,931.4
Total liabilities and equity	$36,617.4	$36,409.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions, except share and per share amounts

Revenue (note 12)	$2,519.1	$2,418.8	$7,580.6	$7,106.3
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	859.0	843.0	2,644.0	2,511.0
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	462.6	445.4	1,411.9	1,318.2
Depreciation and amortization	670.3	629.3	2,009.7	1,838.3
Impairment, restructuring and other operating items, net (note 2)	18.1	17.9	32.6	28.5
	2,010.0	1,935.6	6,098.2	5,696.0
Operating income	509.1	483.2	1,482.4	1,410.3
Non-operating income (expense):
Interest expense	(408.6)	(364.3)	(1,228.8)	(1,086.9)
Interest and dividend income	17.8	28.4	38.7	62.4
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(237.2)	355.1	(613.9)	(104.0)
Foreign currency transaction gains (losses), net	150.2	(787.1)	154.8	(197.9)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net (notes 3 and 5)	(18.1)	(63.4)	(1.3)	(205.9)
Losses on debt modification, extinguishment and conversion, net (note 7)	(13.8)	(12.3)	(27.5)	(218.7)
Gains due to changes in ownership (note 2)	52.5	—	52.5	—
Other income (expense), net	3.4	(0.8)	(0.6)	(6.0)
	(453.8)	(844.4)	(1,626.1)	(1,757.0)
Earnings (loss) from continuing operations before income taxes	55.3	(361.2)	(143.7)	(346.7)
Income tax benefit (expense) (note 8)	(61.1)	4.4	(106.0)	(22.6)
Loss from continuing operations	(5.8)	(356.8)	(249.7)	(369.3)
Discontinued operation (note 2):
Earnings from discontinued operation, net of taxes	—	12.8	35.5	118.6
Gain on disposal of discontinued operation, net of taxes	—	—	924.1	—
	—	12.8	959.6	118.6
Net earnings (loss)	(5.8)	(344.0)	709.9	(250.7)
Net loss (earnings) attributable to noncontrolling interests	(16.6)	10.9	(55.8)	(87.0)
Net earnings (loss) attributable to LGI stockholders	$(22.4)	$(333.1)	$654.1	$(337.7)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$(0.08)	$(1.21)	$(1.06)	$(1.55)
Discontinued operation	—	0.03	3.49	0.25
	$(0.08)	$(1.18)	$2.43	$(1.30)

Weighted average common shares outstanding - basic and diluted	265,597,642	282,326,579	269,309,700	259,617,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions

Net earnings (loss)	$(5.8)	$(344.0)	$709.9	$(250.7)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	14.3	(36.1)	106.9	93.5
Reclassification adjustments included in net earnings (note 2)	—	—	(12.0)	—
Other	—	(11.9)	0.4	(18.0)
Other comprehensive earnings (loss)	14.3	(48.0)	95.3	75.5
Comprehensive earnings (loss)	8.5	(392.0)	805.2	(175.2)
Comprehensive loss (earnings) attributable to noncontrolling interests	(21.1)	13.7	(62.0)	(65.8)
Comprehensive earnings (loss) attributable to LGI stockholders	$(12.6)	$(378.3)	$743.2	$(241.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	654.1	—	654.1	55.8	709.9
Other comprehensive earnings, net of taxes	—	—	—	—	—	89.1	89.1	6.2	95.3
Repurchase and cancellation of LGI common stock (note 9)	—	—	(0.1)	(620.2)	—	—	(620.3)	—	(620.3)
LGI call option contracts (note 9)	—	—	—	(45.3)	—	—	(45.3)	—	(45.3)
Stock-based compensation (note 10)	—	—	—	56.5	—	—	56.5	—	56.5
Telenet Share Repurchase Agreement (note 9)	—	—	—	(62.8)	—	—	(62.8)	2.2	(60.6)
Sale of Austar (note 2)	—	—	—	—	—	—	—	(84.4)	(84.4)
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(349.2)	(349.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(24.3)	—	—	(24.3)	38.9	14.6
Balance at September 30, 2012	$1.5	$0.1	$1.1	$3,268.5	$(2,017.4)	$1,598.6	$2,852.4	$(204.5)	$2,647.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2012	2011
	in millions
Cash flows from operating activities:
Net earnings (loss)	$709.9	$(250.7)
Earnings from discontinued operation	(959.6)	(118.6)
Loss from continuing operations	(249.7)	(369.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	90.5	105.7
Depreciation and amortization	2,009.7	1,838.3
Impairment, restructuring and other operating items, net	32.6	28.5
Amortization of deferred financing costs and non-cash interest accretion	47.8	64.3
Realized and unrealized losses on derivative instruments, net	613.9	104.0
Foreign currency transaction (gains) losses, net	(154.8)	197.9
Realized and unrealized losses due to changes in fair values of certain investments and debt, net of dividends	6.9	215.8
Losses on debt modification, extinguishment and conversion, net	27.5	218.7
Deferred income tax expense (benefit)	156.3	(63.7)
Excess tax benefits from stock-based compensation	(3.7)	(33.3)
Gains due to changes in ownership	(52.5)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(699.5)	(581.8)
Net cash provided by operating activities of discontinued operation	61.2	133.4
Net cash provided by operating activities	1,886.2	1,858.5
Cash flows from investing activities:
Capital expenditures	(1,450.7)	(1,415.7)
Proceeds received upon disposition of discontinued operation	1,055.4	—
Cash paid in connection with acquisitions, net of cash acquired	(119.2)	(832.2)
Investments in and loans to affiliates	(81.0)	(29.6)
Increase in escrow account	—	(1,649.3)
Decrease in escrow account	—	143.0
Other investing activities, net	39.6	35.7
Net cash provided (used) by investing activities of discontinued operation	(260.6)	42.1
Net cash used by investing activities	$(816.5)	$(3,706.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2012	2011
	in millions
Cash flows from financing activities:
Borrowings of debt	$4,142.2	$4,263.0
Repayments and repurchases of debt and capital lease obligations	(2,595.7)	(3,392.6)
Repurchase of LGI common stock	(617.2)	(790.2)
Distributions by subsidiaries to noncontrolling interests	(325.3)	(388.5)
Net cash paid related to derivative instruments	(113.1)	(33.8)
Payment of financing costs, debt premiums and exchange offer consideration	(70.6)	(234.5)
Change in cash collateral	60.5	—
Payment of net settled employee withholding taxes on stock incentive awards	(34.1)	(77.5)
Excess tax benefits from stock-based compensation	3.7	33.3
Other financing activities, net	(70.7)	25.8
Net cash used by financing activities of discontinued operation	—	(102.5)
Net cash provided (used) by financing activities	379.7	(697.5)
Effect of exchange rate changes on cash:
Continuing operations	17.3	62.2
Discontinued operation	(9.5)	11.9
Total	7.8	74.1
Net increase (decrease) in cash and cash equivalents:
Continuing operations	1,666.1	(2,555.8)
Discontinued operation	(208.9)	84.9
Net increase (decrease) in cash and cash equivalents	1,457.2	(2,470.9)
Cash and cash equivalents:
Beginning of period	1,651.2	3,847.5
End of period	$3,317.3	$1,376.6

Cash paid for interest:
Continuing operations	$1,147.7	$948.4
Discontinued operation	29.0	42.5
Total	$1,176.7	$990.9
Net cash paid for taxes - continuing operations	$8.0	$34.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated operations at September 30, 2012 in 13 countries, primarily in Europe and Chile. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe's wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding and the broadband communications operations in Germany of Unitymedia KabelBW GmbH (formerly known as Unitymedia GmbH) (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the "UPC/Unity Division." UPC Holding's broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Liberty Global Europe's 50.2%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. On September 19, 2012 and as further described in note 2, we announced our intention to launch an offer to acquire all of the outstanding shares of Telenet that we do not already own. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2011 and our condensed consolidated statements of operations and cash flows for all periods presented, and the amounts presented in these notes relate only to our continuing operations unless otherwise indicated. For additional information regarding the disposition of Austar, see note 2.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2012.

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(2)    Acquisitions and Dispositions

2012 Pending Acquisitions

Telenet. On September 19, 2012, one of our wholly-owned subsidiaries (the Bidder) announced its intention to launch a voluntary and conditional cash public offer (the LGI Telenet Tender) for (i) all of Telenet's issued shares that the Bidder does not already own or that are not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). The intended offer price for the Telenet Bid Shares is €35.00 ($45.06) per share. The intended offer prices for the Telenet Bid Warrants are expected to be calculated using the Black Scholes option pricing model and a price of €35.00 per Telenet Bid Share. We currently expect that the LGI Telenet Tender will be launched in November 2012.

The completion of the LGI Telenet Tender is subject to certain conditions, which may be waived by the Bidder either in whole or in part. If (a) as a result of the LGI Telenet Tender, we and our affiliates collectively hold at least 95% of the issued Telenet shares and (b) the Bidder acquires at least 90% of the Telenet Bid Shares, the Bidder will be permitted under Belgian law to proceed with a "squeeze out" transaction, whereby it would acquire the remaining Telenet Bid Shares and Telenet Bid Warrants that it did not acquire under the LGI Telenet Tender. In addition, following the completion of the LGI Telenet Tender and subject to the relevant legal requirements being met, we intend to request that Telenet's shares be delisted from the NYSE Euronext Brussels Stock Exchange.

If, pursuant to the LGI Telenet Tender, the Bidder acquires all of the Telenet Bid Shares and Telenet Bid Warrants, we would pay an aggregate amount of €2,040.5 million ($2,627.1 million) based on the number of Telenet Bid Shares and Telenet Bid Warrants outstanding at September 30, 2012 and excluding estimated fees and expenses. We expect to use our existing cash and cash equivalents (exclusive of cash and cash equivalents held by Telenet) and borrowings under a new €925.0 million ($1,190.9 million) facility agreement (the Telenet TO Facility) that was entered into on October 12, 2012 to fund the LGI Telenet Tender. The Telenet TO Facility (i) bears interest at a rate of EURIBOR plus 2.00%, (ii) is secured by the current and future shares of Telenet owned by the Bidder and (iii) has a maturity date of April 12, 2013, which may be extended for an additional three-month period. We expect to repay the Telenet TO Facility with a combination of our and Telenet's cash and cash equivalents following the completion of the LGI Telenet Tender. In connection with the launch of the LGI Telenet Tender, we are required to place cash into a restricted account to secure the portion of the aggregate offer consideration that is not secured by the Telenet TO Facility.

The prospectus setting out the terms of the LGI Telenet Tender is subject to approval by the applicable Belgian regulatory authority. No further regulatory approvals are required in connection with the completion of the LGI Telenet Tender.

For information regarding a self-tender offer initiated by Telenet in August 2012 and the impact of the LGI Telenet Tender on such self-tender offer, see note 9.

Puerto Rico. On June 26, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), agreed with certain investment funds affiliated with Searchlight Capital Partners L.P. (Searchlight) to enter into a series of transactions (collectively, the Puerto Rico Transaction) that will result in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. The Puerto Rico Transaction assigns an enterprise value to OneLink of $585.3 million before transaction costs.
Immediately prior to the acquisition of OneLink, LGI Broadband Operations will contribute its 100% interest in Liberty Puerto Rico, and Searchlight will contribute cash, to Leo LP, a newly formed entity. Leo LP will in turn use the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party for a purchase price of $87.3 million, subject to closing adjustments that generally are meant to increase the purchase price for the cash that is expected to be generated by OneLink from April 1, 2012 through the closing date. Upon completion of the Puerto Rico Transaction, (i) Leo LP will be 60%-owned by LGI Broadband Operations and 40%-owned by Searchlight and (ii) LGI Broadband Operations will have a controlling financial interest in, and will consolidate, Leo LP. We expect that the Puerto Rico Transaction will close in November 2012.
As further described in note 7, Liberty Puerto Rico entered into a new bank credit facility in August 2012, consisting of a $175.0 million term loan and a $10.0 million revolving credit facility. Upon completion of the Puerto Rico Transaction, (i) borrowings under the new term loan will become a new pari passu tranche of OneLink's existing bank credit facility, with OneLink as the borrower, and (ii) any outstanding borrowings under the new revolving credit facility will be repaid and the new revolving credit facility will be canceled.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

2012 Acquisition

MGM TV. On July 30, 2012, a wholly-owned subsidiary of Chellomedia paid cash consideration of $72.2 million (including working capital adjustments, but before considering cash acquired of $8.0 million) to acquire MGM Networks, Inc. (MGM TV), an entity that owns and operates certain television channels distributed in Latin America and certain other countries outside of the U.S. (the MGM Acquisition). MGM TV's assets include an investment in MGM Networks Latin America LLC (MGM Latin America), an equity method joint venture that was then 50%-owned by one of our subsidiaries. In connection with the MGM Acquisition, we recognized a gain of $36.8 million, representing the excess of the fair value over the carrying value of our investment in MGM Latin America.

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our then indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (KBW Musketeer) pursuant to a sale and purchase agreement dated March 21, 2011 (the KBW Purchase Agreement) with Oskar Rakso S.àr.l. (Oskar Rakso) as the seller (the KBW Acquisition). KBW Musketeer was the indirect parent company of Kabel BW GmbH (KBW), Germany's third largest cable television operator in terms of number of subscribers. At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2's payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW's consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.9 million ($3,060.7 million at the transaction date) resulted in total consideration of €3,415.3 million ($4,442.6 million at the transaction date) before direct acquisition costs. As part of an internal reorganization that was effected through a series of mergers and consolidations, KBW Musketeer and its immediate subsidiary, Kabel BW Erste Beteiligungs GmbH, were merged into UPC Germany HC2 and UPC Germany HC2 was subsequently merged into KBW. As a result of these transactions, which were effective upon registration in March 2012, UPC Germany HoldCo 1 GmbH (UPC Germany HC1) became the immediate parent company of KBW and the issuer of the KBW Senior Notes (as defined and described in note 7). As further described in note 7, we completed certain reorganization, debt exchange and debt redemption transactions in May 2012 that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia KabelBW consolidated borrowing group. Additionally, UPC Germany HC1 was merged into KBW in August 2012.

The KBW Acquisition was subject to approval by the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011 upon final agreement of certain commitments we made to address the competition concerns of the FCO, as outlined below:

(a)
The basic digital television channels (as opposed to channels marketed in premium subscription packages) distributed on Unitymedia KabelBW's network will be distributed in unencrypted form commencing January 1, 2013.  This commitment is consistent with the current practice in the KBW footprint and generally covers free-to-air television channels in standard definition and high definition (HD). If, however, free-to-air television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of free-to-air HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees Unitymedia KabelBW receives for each such free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the applicable rate card systems of Unitymedia KabelBW as of January 1, 2012;

(b)
Effective January 1, 2012, Unitymedia KabelBW waived its exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than its in-building distribution networks to provide television, broadband internet or telephony services within the building;

(c)
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia KabelBW will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia KabelBW waived its right to remove its in-building distribution networks; and

(d)
A special early termination right was granted with respect to certain of Unitymedia KabelBW's existing access agreements with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011.  The total number of dwelling units covered by the affected agreements was approximately 340,000 as of December 15, 2011.  The special termination right may be exercised on or before September 30 of each calendar

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula.  Even if Unitymedia KabelBW is successful in obtaining renewals of agreements that are subject to this special termination right, any renewed contracts may contain pricing and other provisions that are less favorable to Unitymedia KabelBW than those in previous agreements.

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

The FCO has communicated to us that it is reviewing customary practices regarding the duration of contracts with multiple dwelling units for analog television services, including with respect to one such contract that the FCO had previously identified between Unitymedia KabelBW and a landlord as potentially being subject to amendment by order. The FCO indicated that the contract term of 10 years may be an infringement of European and German antitrust laws and that it is inclined to open a test case that could set a precedent for all (or almost all) market participants. We cannot predict the outcome of these FCO proceedings, however, any FCO decision that would limit the duration of our contracts with multiple dwelling units could have a material adverse impact on the financial condition and results of operations of Unitymedia KabelBW.

We have accounted for the KBW Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The acquisition accounting for KBW as reflected in these condensed consolidated financial statements reflects our final assessment of the fair values of the acquired identifiable assets and liabilities.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Pro Forma Information

The following unaudited pro forma condensed operating results for the three and nine months ended September 30, 2011 give effect to (i) the KBW Acquisition and (ii) the Aster Acquisition, as if they had been completed as of January 1, 2010. No effect has been given to the MGM Acquisition since it would not have had a significant impact on our results of operations for the three and nine months ended September 30, 2012 and 2011. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
	in millions, except per share amounts
Revenue:
Continuing operations	$2,663.9	$7,839.5
Discontinued operation	189.1	552.5
Total	$2,853.0	$8,392.0
Net loss attributable to LGI stockholders	$(374.2)	$(381.9)
Basic and diluted loss attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(1.33)	$(1.47)

Dispositions

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL agreed to acquire 100% of Austar's ordinary shares through a series of transactions (the Austar Transaction), one of which involved our temporary acquisition of the 45.85% of Austar's ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by a loan from FOXTEL. On May 23, 2012, FOXTEL acquired 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.50 at the transaction date) per share in cash, which represented a total equity sales price of AUD 1,932.7 million ($1,906.6 million at the transaction date) for the 100% interest in Austar (based on Austar ordinary shares outstanding at the transaction date) or AUD 1,046.5 million for our 54.15% interest in Austar. Upon completion of these transactions and excluding proceeds related to the Austar NCI Acquisition shares acquired in the Austar NCI Acquisition, our company realized cash proceeds equivalent to $1,056.1 million after taking into account applicable foreign currency forward contracts and before considering (i) cash paid for disposal costs and (ii) the Austar cash and cash equivalents of AUD 222.6 million ($220.5 million at the transaction date) that were included in the net assets transferred to FOXTEL. The transfer of Austar's cash and cash equivalents to FOXTEL is included in net cash used by investing activities of discontinued operation in our condensed consolidated statement of cash flows for the nine months ended September 30, 2012.

In connection with the sale of Austar, we recognized a pre-tax gain of $928.2 million that includes (i) cumulative foreign currency translation gains of $22.6 million and (ii) cumulative cash flow hedge losses of $15.1 million, each of which have been reclassified to net earnings from accumulated other comprehensive earnings. The associated deferred income tax expense of $4.1 million differs from the amount computed by applying the U.S. federal income tax rate of 35% due primarily to the fact that (i) the Austar Transaction was not subject to taxation in Australia and (ii) most elements of the Austar Transaction were not subject to taxation in the U.S. This gain, net of income taxes, is included in gain on disposal of discontinued operation, net of taxes, in our condensed consolidated statement of operations for the nine months ended September 30, 2012.

Effective December 31, 2011, we concluded that it was probable that all substantive conditions precedent to the closing of the Austar Transaction would be satisfied, and accordingly, we began reporting Austar as a discontinued operation in our condensed consolidated financial statements as of that date.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Austar's historical operating results, which are included in earnings from discontinued operation, net of taxes, in our condensed consolidated statements of operations, are summarized in the following table:

	Three months
	ended	Nine months ended
	September 30,	September 30,
	2011	2012 (a)	2011
	in millions

Revenue	$189.1	$293.7	$552.5
Operating income	$38.8	$78.7	$220.2
Earnings before income taxes and noncontrolling interests	$18.3	$49.6	$166.6
Income tax expense	$5.5	$14.1	$48.0
Earnings from discontinued operation attributable to LGI stockholders, net of taxes	$7.2	$15.6	$65.1
_______________

(a)	Represents the operating results of Austar through May 23, 2012, the date the Austar Transaction was completed.

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary's intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in earnings from discontinued operation, net of taxes, in our condensed consolidated statement of operations for the nine months ended September 30, 2011.

(3)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2012	December 31, 2011
	in millions
Fair value:
Sumitomo (a)	$616.9	$617.9
Other (b)	357.9	352.2
Total - fair value	974.8	970.1
Equity	1.9	4.5
Cost	0.5	0.6
Total	$977.2	$975.2
_______________

(a)
At September 30, 2012, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at September 30, 2012. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN), the Romanian lei (RON), the Swiss franc (CHF), the Chilean peso (CLP) and the British pound sterling (£). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2012			December 31, 2011
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$103.8	$584.9	$688.7	$155.8	$544.4	$700.2
Equity-related derivative contracts (c)	—	684.5	684.5	—	684.6	684.6
Foreign currency forward contracts	1.3	7.5	8.8	4.5	0.3	4.8
Other	1.5	2.5	4.0	1.7	2.1	3.8
Total	$106.6	$1,279.4	$1,386.0	$162.0	$1,231.4	$1,393.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$481.2	$1,825.4	$2,306.6	$576.6	$1,705.0	$2,281.6
Equity-related derivative contracts (c)	24.4	—	24.4	23.3	—	23.3
Foreign currency forward contracts	7.2	0.1	7.3	0.1	2.7	2.8
Other	0.8	1.3	2.1	1.2	1.8	3.0
Total	$513.6	$1,826.8	$2,340.4	$601.2	$1,709.5	$2,310.7
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of September 30, 2012 and December 31, 2011, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $36.8 million and $59.3 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $152.0 million and $255.1 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties' credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries' debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross currency and interest rate derivative contracts resulted in net losses of $29.9 million and $78.2 million during the three and nine months ended September 30, 2012, respectively, and net gains of $73.6 million and $104.6 million during the three and nine months ended September 30, 2011, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

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

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$(281.7)	$242.4	$(591.3)	$(163.7)
Foreign currency forward contracts	(2.8)	(0.7)	(12.5)	(45.0)
Equity-related derivative contracts (a)	47.9	113.3	(11.7)	106.3
Other	(0.6)	0.1	1.6	(1.6)
Total — continuing operations	$(237.2)	$355.1	$(613.9)	$(104.0)
Discontinued operation	$—	$(5.4)	$4.6	$(8.3)
_______________

(a)
Includes activity related to the Sumitomo Collar. The 2011 nine-month period also includes a $27.5 million loss related to a total return swap entered into in connection with the KBW Purchase Agreement. This swap was ultimately terminated for no consideration in connection with the KBW Acquisition.

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

	Nine months ended
	September 30,
	2012	2011
	in millions
Continuing operations:
Operating activities	$(452.8)	$(499.5)
Investing activities	23.7	—
Financing activities	(113.1)	(33.8)
Total — continuing operations	$(542.2)	$(533.3)
Discontinued operation	$(6.6)	$(10.0)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At September 30, 2012, our exposure to credit risk included derivative assets with a fair value of $701.5 million.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
October 2017	$500.0		€364.9	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.41%
November 2019	$500.0		€362.9	7.25%	7.74%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 - December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 - December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 - December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
December 2017	$845.0		€569.4	8.13%	8.49%
March 2019	$459.3		€326.5	7.50%	7.98%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

___________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	6.08%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$296.6		€219.8	6 mo. LIBOR + 3.50%	6.75%
March 2013	$100.0		€75.4	6 mo. LIBOR + 2.00%	5.73%
March 2013 - July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$446.5	CLP	247,137.8	6 mo. LIBOR + 3.00%	11.16%
__________________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2013		$1,043.0	1 mo. LIBOR + 3.23%	6 mo. LIBOR + 3.03%
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2013 - January 2014		$500.0	1 mo. LIBOR + 3.15%	6 mo. LIBOR + 3.00%
January 2013		€2,720.0	1 mo. EURIBOR + 3.60%	6 mo. EURIBOR + 3.13%
January 2013 - January 2014		€1,000.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.48%
December 2014		€971.8	6 mo. EURIBOR	4.69%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2013 - December 2014		€500.0	6 mo. EURIBOR	4.67%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2023		€290.0	4.65%	3.25%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
November 2021		€107.0	4.73%	3.33%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	1,668.5	6 mo. CHF LIBOR	3.50%
January 2022	CHF	711.5	3.65%	2.25%
October 2012 - December 2014	CHF	711.5	6 mo. CHF LIBOR	3.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	61,500.0	6.77%	6 mo. TAB
Telenet International Finance S.àr.l. (Telenet International), a subsidiary of Telenet NV, which in turn is a subsidiary of Telenet:
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%
November 2012		€250.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
January 2013		€150.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	61,500.0	6 mo. TAB	7.78%
Liberty Puerto Rico:
June 2014		$161.2	3 mo. LIBOR	5.14%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2012, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	September 30, 2012
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV:
December 2017	€2.4	6.50%
December 2017	€2.4	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of September 30, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	September 30, 2012
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	1.50%	4.00%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of September 30, 2012, we present a single date

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(c)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	September 30, 2012
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2012:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

LGE Financing	$4.9		€3.7	October 2012 - October 2013
UPC Holding	$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding	$2.0	CZK	37.8	October 2012 - May 2013
LGE Financing	€996.0		$1,285.9	October 2012
UPC Broadband Holding	€39.4	CHF	47.2	October 2012 - September 2013
UPC Broadband Holding	€22.9	CZK	579.8	October 2012 - September 2013
UPC Broadband Holding	€39.6	HUF	11,500.0	October 2012 - September 2013
UPC Broadband Holding	€35.6	PLN	149.0	October 2012 - September 2013
UPC Broadband Holding	€5.9	RON	27.0	October 2012
UPC Broadband Holding	£3.6		€4.6	October 2012 - September 2013
Telenet NV	$44.0		€34.7	October 2012 - December 2013
VTR	$31.3	CLP	16,013.5	October 2012 - September 2013

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2012 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the nine months ended September 30, 2012, no such transfers were made.

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

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy. For the September 30, 2012 valuation of the Sumitomo Collar, we used estimated volatilities of 48.0% with respect to our purchased put options and 50.3% with respect to our written call options. Based on the September 30, 2012 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities did not have a significant impact on the valuation of the Sumitomo Collar at September 30, 2012.

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
September 30, 2012
(unaudited)

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We performed nonrecurring fair value measurements in connection with (i) the MGM Acquisition during the third quarter of 2012, (ii) the KBW Acquisition during the fourth quarter of 2011 and (iii) the Aster Acquisition during the third quarter of 2011. For additional information, see note 2.

A summary of the assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2012 using:
Description	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$688.7	$—	$688.7	$—
Equity-related derivative instruments	684.5	—	—	684.5
Foreign currency forward contracts	8.8	—	8.8	—
Other	4.0	—	4.0	—
Total derivative instruments	1,386.0	—	701.5	684.5
Investments	974.8	616.9	—	357.9
Total assets	$2,360.8	$616.9	$701.5	$1,042.4

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,306.6	$—	$2,306.6	$—
Equity-related derivative instruments	24.4	—	—	24.4
Foreign currency forward contracts	7.3	—	7.3	—
Other	2.1	—	2.1	—
Total liabilities	$2,340.4	$—	$2,316.0	$24.4

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance at January 1, 2012	$352.2	$661.3	$1,013.5
Losses included in net earnings (a):
Realized and unrealized losses on derivative instruments, net	—	(11.7)	(11.7)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(0.3)	—	(0.3)
Foreign currency translation adjustments and other	6.0	10.5	16.5
Balance at September 30, 2012	$357.9	$660.1	$1,018.0

_______________

(a)
Substantially all of the net losses recognized during the first nine months of 2012 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2012	December 31, 2011
	in millions

Distribution systems	$15,146.7	$14,671.4
Customer premises equipment	4,154.1	4,081.2
Support equipment, buildings and land	2,325.9	2,270.9
	21,626.7	21,023.5
Accumulated depreciation	(8,702.4)	(8,155.1)
Total property and equipment, net	$12,924.3	$12,868.4
During the nine months ended September 30, 2012 and 2011, we recorded non-cash increases to our property and equipment related to (i) assets acquired under capital leases of $45.5 million and $26.8 million, respectively, and (ii) vendor financing arrangements of $152.3 million and $58.7 million, respectively. The non-cash increases related to vendor financing arrangements exclude related value-added taxes of $20.7 million and $5.6 million, respectively, which were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2012 are set forth below:

	January 1, 2012	Acquisitions and related adjustments	Foreign currency translation adjustments	September 30, 2012
		in millions
UPC/Unity Division:
Germany	$3,703.3	$(0.9)	$(24.0)	$3,678.4
The Netherlands	1,181.7	2.2	(7.8)	1,176.1
Switzerland	3,026.8	1.1	(0.3)	3,027.6
Other Western Europe	1,013.0	—	(6.6)	1,006.4
Total Western Europe	8,924.8	2.4	(38.7)	8,888.5
Central and Eastern Europe	1,404.2	0.8	68.8	1,473.8
Total UPC/Unity Division	10,329.0	3.2	30.1	10,362.3
Telenet (Belgium)	2,119.5	—	(13.8)	2,105.7
VTR Group (Chile)	514.3	—	47.9	562.2
Corporate and other	326.5	67.5	2.0	396.0
Total	$13,289.3	$70.7	$66.2	$13,426.2

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical decline of 20% or more in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At September 30, 2012, the goodwill associated with these reporting units aggregated $926.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At September 30, 2012 and December 31, 2011 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $263.5 million and $276.2 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC/Unity Division's Central and Eastern Europe segment, and Chellomedia's programming operations in central and eastern Europe, which are included in our corporate and other category.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$4,072.1	$(1,814.6)	$2,257.5	$4,110.0	$(1,574.0)	$2,536.0
Other	372.9	(126.3)	246.6	376.9	(100.4)	276.5
Total	$4,445.0	$(1,940.9)	$2,504.1	$4,486.9	$(1,674.4)	$2,812.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2012						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
		in millions
Debt:
UPC Broadband Holding Bank Facility	3.92%		€1,078.1	$1,388.0	$5,358.2	$5,870.7	$5,369.9	$6,139.4
UPC Holding Senior Notes	8.24%		—	—	3,029.8	2,137.0	2,842.7	2,083.9
UPCB SPE Notes	6.88%		—	—	4,374.5	3,292.9	4,105.0	3,365.2
Unitymedia KabelBW Notes	8.02%		—	—	7,107.8	3,704.0	6,537.6	3,496.9
Unitymedia KabelBW Revolving Credit Facilities	3.22%		€417.5	537.5	—	100.1	—	103.7
KBW Notes (e)	—		—	—	—	3,010.6	—	2,973.5
Telenet Credit Facility	3.61%		€158.0	203.4	1,805.3	1,569.0	1,808.6	1,593.7
Telenet SPE Notes	5.93%		—	—	2,615.5	1,627.7	2,576.7	1,686.7
Sumitomo Collar Loan	1.88%		—	—	1,307.9	1,305.6	1,203.2	1,216.6
Chellomedia Bank Facility (f)	—		—	—	—	239.8	—	245.9
Liberty Puerto Rico Bank Facility (g)	6.00%		$10.0	10.0	174.7	156.4	174.6	162.5
Other (h)	6.60%	CLP	22,500.0	47.3	486.1	324.3	486.1	324.3
Total debt	6.12%			$2,186.2	$26,259.8	$23,338.1	25,104.4	23,392.3

Capital lease obligations:
Unitymedia KabelBW							918.5	944.1
Telenet							396.7	387.4
Other subsidiaries							41.9	34.1
Total capital lease obligations							1,357.1	1,365.6
Total debt and capital lease obligations							26,461.5	24,757.9
Current maturities							(292.4)	(184.1)
Long-term debt and capital lease obligations							$26,169.1	$24,573.8
_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2012 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed-rate indebtedness was approximately 7.5% at September 30, 2012.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2012 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2012, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At September 30, 2012, our availability under the UPC Broadband Holding Bank Facility (as defined below) was limited to €105.9 million ($136.3 million). When the relevant September 30, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €467.7 million ($602.2 million). The amount included in other debt represents the unused borrowing capacity of the CLP 60.0 billion ($126.2 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility). Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through September 30, 2012, we are able to draw down CLP 2.0 billion ($4.2 million) in addition to the CLP 37.5 billion ($78.9 million) already borrowed under the VTR Wireless Bank Facility at September 30, 2012.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 5.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
As further described below, during the second quarter of 2012, (i) all of the KBW Notes (as defined below) were exchanged or redeemed and (ii) KBW's €100.0 million ($128.7 million) secured revolving credit facility agreement (the KBW Revolving Credit Facility) was canceled.

(f)
During the second quarter of 2012, all amounts outstanding under the senior secured credit facility of Chellomedia PFH (the Chellomedia Bank Facility) were repaid in full. In connection with this repayment, we recognized a loss on extinguishment of debt of $2.0 million, representing the write-off of deferred financing fees.

(g)
The Liberty Puerto Rico Bank Facility is the senior secured credit facility of Liberty Puerto Rico. In anticipation of the Puerto Rico Transaction, on August 13, 2012, we refinanced the then existing senior secured credit facility of Liberty Puerto Rico (the Old Liberty Puerto Rico Bank Facility). Amounts presented as of September 30, 2012 relate to the New Liberty Puerto Rico Bank Facility (as defined and described below) and amounts presented as of December 31, 2011 relate to the Old Liberty Puerto Rico Bank Facility.

(h)
The September 30, 2012 and December 31, 2011 carrying amounts include $213.3 million and $99.9 million, respectively, owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At September 30, 2012 and December 31, 2011, the amounts owed pursuant to these arrangements include $27.7 million and $12.3 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated cash flow statements.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding.

On February 23, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AE Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AE Accession Agreement, certain of the lenders under Facility S (the Rolling Lenders) rolled all or part of their existing commitments under Facility S into the new Facility AE in an aggregate amount of €535.5 million ($689.5 million). Liberty Global Services B.V.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(formerly known as UPC Broadband Operations B.V.), a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AE Accession Agreement and novated its Facility AE commitments to the Rolling Lenders.  At any time during the twelve-month period that began on February 23, 2012, upon the occurrence of a voluntary prepayment of any or all of Facility AE, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, agrees to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AE advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AE advance prepaid to the date of prepayment. In connection with the execution of Facility AE, we incurred third-party costs of $2.0 million. These costs are included in losses on debt modification, extinguishment and conversion, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2012.

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		September 30, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$38.6	$—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	374.3
S	December 31, 2016	EURIBOR + 3.75%	€1,204.5	—	1,550.8
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.8
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	966.7
V (d)	January 15, 2020	7.625%	€500.0	—	643.8
W	March 31, 2015	EURIBOR + 3.00%	€144.1	185.5	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (d)	July 1, 2020	6.375%	€750.0	—	965.7
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,163.9	—
AB	December 31, 2017	(e)	$500.0	—	487.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€535.5	—	689.5
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,109.5)
Total				$1,388.0	$5,369.9
_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at September 30, 2012 without giving effect to the impact of discounts.

(b)
At September 30, 2012, our availability under the UPC Broadband Holding Bank Facility was limited to €105.9 million ($136.3 million). When the relevant September 30, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €467.7 million ($602.2 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncanceled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AB include the impact of discounts.

(d)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB SPE Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB SPE Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB SPE Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in our consolidated financial statements. During the first quarter of 2012, we recognized losses on debt extinguishment aggregating $1.9 million, representing the write-off of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O with proceeds from certain of the UPCB SPE Notes.

(e)	Facility AB bears interest at a rate of LIBOR plus 3.50% with a LIBOR floor of 1.25%.

UPC Holding Senior Notes

On September 21, 2012, UPC Holding issued €600.0 million ($772.5 million) principal amount of 6.375% senior notes (the 6.375% Senior Notes) at an issue price of 99.094%, resulting in cash proceeds before commissions and fees of €594.6 million ($773.1 million at the transaction date). The 6.375% Senior Notes mature on September 15, 2022.

The 6.375% Senior Notes are senior obligations that rank equally with all of the existing and future senior debt of UPC Holding and are senior to all existing and future subordinated debt of UPC Holding. The 6.375% Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. In addition, the 6.375% Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($64.4 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the indenture governing the 6.375% Senior Notes (the 6.375% Senior Notes Indenture), including UPC Broadband Holding, is an event of default under the 6.375% Senior Notes.

At any time prior to September 15, 2017, UPC Holding may redeem some or all of the 6.375% Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until September 15, 2017 by using the discount rate (as specified in the 6.375% Senior Notes Indenture) as of the redemption date, plus 50 basis points. In addition, at any time prior to September 15, 2017, UPC Holding may redeem up to 40% of the 6.375% Senior Notes (at a redemption price of 106.375% of the principal amount, respectively) with the net proceeds from one or more specified equity offerings.

The 6.375% Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the 6.375% Senior Notes Indenture.

UPC Holding may redeem some or all of the 6.375% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the 6.375% Senior Notes Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on September 15 of the years set forth below:

Year	Redemption price

2017	103.188%
2018	102.125%
2019	101.063%
2020 and thereafter	100.000%

UPC Holding may redeem all of the 6.375% Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the 6.375% Senior Notes at a redemption price of 101%.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Unitymedia KabelBW Exchange, Special Optional Redemptions, KBW Fold-in and 2012 Unitymedia KabelBW Senior Secured Notes

Prior to the transactions described below, the KBW Notes consisted of (i) UPC Germany HC1's €680.0 million ($875.5 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes) and (ii) KBW's (a) €800.0 million ($1,030.0 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (c) €420.0 million ($540.7 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes).

In May 2012, Unitymedia KabelBW and certain of its subsidiaries completed (i) the exchange (the Unitymedia KabelBW Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of Unitymedia KabelBW Senior Exchange Notes (as defined below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of Unitymedia KabelBW Senior Secured Exchange Notes (as defined below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia KabelBW Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were initially funded with borrowings under the Unitymedia KabelBW Revolving Credit Facility and the New Unitymedia KabelBW Revolving Credit Facility, each as defined and described below. Additionally, in connection with the transactions described above, the KBW Revolving Credit Facility was canceled. In connection with these transactions, we recognized aggregate losses on debt modification and extinguishment of $7.0 million during the first nine-months of 2012, including $5.6 million of third-party costs (of which $2.9 million and $2.4 million were incurred during the first and second quarter of 2012, respectively) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

The details of (i) the Unitymedia KabelBW Exchange and (ii) the Special Optional Redemptions are as follows:

	Outstanding principal amount prior to the Unitymedia KabelBW Exchange		Principal amount exchanged pursuant to the Unitymedia KabelBW Exchange		Principal amount redeemed pursuant to the Special Optional Redemptions
KBW Notes	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)
	in millions

KBW Senior Notes (b)	€680.0	$890.0	€618.0	$808.8	€62.0	$81.2
KBW Euro Senior Secured Notes (c)	€800.0	1,047.0	€735.1	962.1	€64.9	84.9
KBW Dollar Senior Secured Notes (d)	$500.0	500.0	$459.3	459.3	$40.7	40.7
KBW Senior Secured Floating Rate Notes (e)	€420.0	549.7	€395.9	518.2	€24.1	31.5
		$2,986.7		$2,748.4		$238.3
________________

(a)	Translations are calculated as of the May 4, 2012 transaction date.

(b)
The KBW Senior Notes tendered for exchange were exchanged for an equal principal amount of 9.5% senior notes issued by Unitymedia KabelBW due March 15, 2021 (the Unitymedia KabelBW Senior Exchange Notes).

(c)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (each a subsidiary of Unitymedia KabelBW and together, the Unitymedia KabelBW Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(d)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the Unitymedia KabelBW Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes).

(e)
The KBW Senior Secured Floating Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating rate notes issued by the Unitymedia KabelBW Senior Secured Notes Issuers due March 15, 2018 (the UM Senior Secured Floating Rate Exchange Notes and, together with the UM Senior Secured Fixed Rate Exchange Notes, the Unitymedia KabelBW Senior Secured Exchange Notes). The UM Senior Secured Floating Rate Exchange Notes bear interest at a rate of EURIBOR plus 4.25% and interest is payable quarterly on March 15, June 15, September 15 and December 15. We refer to the Unitymedia KabelBW Senior Exchange Notes and the Unitymedia KabelBW Senior Secured Exchange Notes collectively as the "Unitymedia KabelBW Exchange Notes."

On September 19, 2012, the Unitymedia KabelBW Senior Secured Notes Issuers issued €650.0 million ($836.9 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the 2012 Unitymedia KabelBW Senior Secured Notes). The net proceeds from the issuance of the 2012 Unitymedia KabelBW Senior Secured Notes were used to redeem in full the UM Senior Secured Floating Rate Exchange Notes at a redemption price of 101%, with the remaining €241.8 million ($311.3 million) available for general corporate purposes. During the third quarter of 2012, we recognized losses on debt extinguishment of $10.2 million representing the difference between the carrying value and redemption price of the debt redeemed.

The Unitymedia KabelBW Senior Exchange Notes are senior obligations of Unitymedia KabelBW that rank equally with all of the existing and future senior debt of Unitymedia KabelBW and are senior to all existing and future subordinated debt of Unitymedia KabelBW. The Unitymedia KabelBW Senior Secured Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes are senior obligations of the Unitymedia KabelBW Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each Unitymedia KabelBW Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the Unitymedia KabelBW Senior Secured Notes Issuers.

The Unitymedia KabelBW Senior Exchange Notes (i) are secured by the same collateral that secures the €665.0 million ($856.2 million) principal amount of 9.625% senior notes issued by Unitymedia KabelBW in November 2009 (the 2009 UM Senior Notes), (ii) are guaranteed on a senior subordinated basis by the same guarantors of the 2009 UM Senior Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Notes except with respect to the redemption price and date on which the Unitymedia KabelBW Senior Exchange Notes become callable, as specified below.

The Unitymedia KabelBW Senior Secured Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes (i) are secured by the same collateral that secures the €1,430.0 million ($1,841.2 million) principal amount and $845.0 million principal amount of 8.125% senior secured notes issued by the Unitymedia KabelBW Senior Secured Notes Issuers in November 2009 (the 2009 UM Senior Secured Notes and, together with the 2009 UM Senior Notes, the 2009 Unitymedia KabelBW Notes), (ii) are guaranteed on a senior basis by the same guarantors of the 2009 UM Senior Secured Notes, (iii) include substantially similar covenants and events of default as the 2009 UM Senior Secured Notes and (iv) include substantially similar redemption and mandatory offer provisions as the 2009 UM Senior Secured Notes except with respect to the redemption price and date on which the Unitymedia KabelBW Senior Secured Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes become callable, as specified below. We refer to the 2009 Unitymedia KabelBW Notes, the Unitymedia KabelBW Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes collectively as the "Unitymedia KabelBW Notes."

The Unitymedia KabelBW Senior Exchange Notes are non-callable until March 15, 2016, the UM Senior Secured Fixed Rate Exchange Notes are non-callable until March 15, 2015 and the 2012 Unitymedia KabelBW Senior Secured Notes are non-callable until September 15, 2017. At any time prior to March 15, 2016, in the case of the Unitymedia KabelBW Senior Exchange Notes, March 15, 2015, in the case of the UM Senior Secured Fixed Rate Exchange Notes, and September 15, 2017, in the case of the 2012 Unitymedia KabelBW Senior Secured Notes, Unitymedia KabelBW and the Unitymedia KabelBW Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia KabelBW Senior Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes or the 2012 Unitymedia KabelBW Senior Secured Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

At any time prior to September 15, 2017, the Unitymedia KabelBW Senior Secured Notes Issuers may redeem up to 10% of the aggregate principal amount of the 2012 Unitymedia KabelBW Senior Secured Notes during each 12-month period commencing on September 19, 2012. The redemption price in such case would be 103% (expressed as a percentage of the principal amount thereof) plus accrued and unpaid interest and Additional Amounts (as defined in the indenture governing the 2012 Unitymedia KabelBW Senior Secured Notes), if any.

Unitymedia KabelBW and the Unitymedia KabelBW Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia KabelBW Senior Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes or the 2012 Unitymedia KabelBW Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on March 15, in the case of the Unitymedia KabelBW Senior Exchange Notes and the UM Senior Secured Fixed Rate Exchange Notes, or September 15, in the case of the 2012 Unitymedia KabelBW Senior Secured Notes, of the years set forth below:

	Redemption price
Year	Unitymedia KabelBW Senior Exchange Notes	UM Senior Secured Fixed Rate Exchange Notes	2012 Unitymedia KabelBW Senior Secured Notes

2015	N.A.	103.750%	N.A.
2016	104.750%	101.875%	N.A.
2017	103.167%	100.000%	102.750%
2018	101.583%	100.000%	101.833%
2019	100.000%	100.000%	100.917%
2020 and thereafter	100.000%	100.000%	100.000%

At any time after September 19, 2013 but before September 19, 2017, the Unitymedia KabelBW Senior Secured Notes Issuers have the option, following completion of a UPC/Unitymedia KabelBW Exchange Transaction, to redeem all, but not less than all, of the 2012 Unitymedia KabelBW Senior Secured Notes. The redemption price in such case (expressed as a percentage of the principal amount thereof) would be (i) 101%, if such redemption is on or before September 19, 2014 or (ii) 102%, if such redemption is after September 19, 2014. A UPC/Unitymedia KabelBW Exchange Transaction means an exchange offer by UPC Broadband Holding or UPC Holding, as applicable, pursuant to which one or more series of senior secured notes issued by UPC Broadband Holding or senior notes issued by UPC Holding, as applicable, are, subject to certain terms and conditions (including consent by holders of a majority in aggregate principal amount of the 2012 Unitymedia KabelBW Senior Secured Notes to participate in the exchange offer), offered in exchange for the applicable Unitymedia KabelBW Notes.

KBW and its immediate parent (collectively, the New UM Guarantors) have granted, in addition to guarantees provided by Unitymedia KabelBW and/or certain of its subsidiaries, as applicable, of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, a senior guarantee of the 2009 UM Senior Secured Notes and a senior subordinated guarantee of the 2009 UM Senior Notes.  The New UM Guarantors have also granted a senior subordinated guarantee of the Unitymedia KabelBW Senior Exchange Notes and a senior guarantee of the Unitymedia KabelBW Senior Secured Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes.  In addition, the New UM Guarantors have provided certain share and asset security in favor of the 2009 UM Senior Secured Notes, the Unitymedia KabelBW Senior Secured Exchange Notes and the 2012 Unitymedia KabelBW Senior Secured Notes.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

The details of the Unitymedia KabelBW Notes are summarized in the following table:

			September 30, 2012
			Outstanding principal amount
Unitymedia KabelBW Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2009 UM Senior Notes	December 1, 2019	9.625%	€665.0	$856.2	$950.4	$840.0
2009 UM Euro Senior Secured Notes	December 1, 2017	8.125%	€1,430.0	1,841.2	1,980.5	1,812.7
2009 UM Dollar Senior Secured Notes	December 1, 2017	8.125%	$845.0	845.0	911.5	832.6
Unitymedia KabelBW Senior Exchange Notes	March 15, 2021	9.500%	€618.0	795.7	898.1	793.6
UM Euro Senior Secured Exchange Notes	March 15, 2019	7.500%	€735.1	946.5	1,040.0	954.5
UM Dollar Senior Secured Exchange Notes	March 15, 2019	7.500%	$459.3	459.3	506.1	467.3
2012 Unitymedia KabelBW Senior Secured Notes	September 15, 2022	5.500%	€650.0	836.9	821.2	836.9
				$6,580.8	$7,107.8	$6,537.6
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable.

Unitymedia KabelBW Revolving Credit Facilities

On May 1, 2012, Unitymedia Hessen entered into a €312.5 million ($402.3 million) secured revolving credit facility agreement with certain lenders (the New Unitymedia KabelBW Revolving Credit Facility). On August 28, 2012, the New Unitymedia KabelBW Revolving Credit Facility was increased to €337.5 million ($434.5 million). The interest rate for the New Unitymedia KabelBW Revolving Credit Facility is EURIBOR plus a margin of 3.25%. Borrowings under the New Unitymedia KabelBW Revolving Credit Facility, which matures on June 30, 2017, may be used for general corporate and working capital purposes. In addition to customary restrictive covenants and events of default, the New Unitymedia KabelBW Revolving Credit Facility requires compliance with a Consolidated Leverage Ratio, as defined in the New Unitymedia KabelBW Revolving Credit Facility. The New Unitymedia KabelBW Revolving Credit Facility is secured by a pledge over the shares of Unitymedia KabelBW and certain other asset security of certain subsidiaries of Unitymedia KabelBW. The New Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion. Also on May 1, 2012, Unitymedia KabelBW's existing €80.0 million ($103.0 million) secured revolving credit facility agreement (the Unitymedia KabelBW Revolving Credit Facility, together with the New Unitymedia KabelBW Revolving Credit Facility, the Unitymedia KabelBW Revolving Credit Facilities) was amended whereby the maturity date was extended to June 30, 2017 and the interest rate was reduced to EURIBOR plus a margin of 2.50%. The Unitymedia KabelBW Revolving Credit Facility is senior to (i) the 2009 Unitymedia KabelBW Notes, (ii) the Unitymedia KabelBW Exchange Notes, (iii) the 2012 Unitymedia KabelBW Senior Secured Notes and (iv) the New Unitymedia KabelBW Revolving Credit Facility. The Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.00% on the unused portion. In connection with the Special Optional Redemptions, (i) the Unitymedia KabelBW Revolving Credit Facility was drawn in full and (ii) borrowings of €105.0 million ($137.8 million at the transaction date) were drawn against the New Unitymedia KabelBW Revolving Credit Facility. Such borrowings were repaid during the second quarter of 2012.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior credit facility of Telenet NV and Telenet International.

On February 29, 2012, Telenet entered into two additional facility accession agreements, the Additional Facility Q2 Accession Agreement (the Q2 Accession Agreement) and the Additional Facility R2 Accession Agreement (the R2 Accession Agreement)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

under the Telenet Credit Facility. Pursuant to the Q2 Accession Agreement and the R2 Accession Agreement, certain lenders agreed to provide new term loan facilities in an aggregate principal amount of €74.0 million ($95.3 million) (Telenet Facility Q2) and €50.0 million ($64.4 million) (Telenet Facility R2), respectively. In connection with these transactions, certain lenders under the existing Telenet Facility Q and Telenet Facility R under the Telenet Credit Facility agreed to novate their existing Telenet Facility Q commitments (in an aggregate amount of €74.0 million ($95.3 million)) and their existing Telenet Facility R commitments (in an amount of €50.0 million ($64.4 million)) to Telenet Luxembourg Finance Centre S.àr.l., a subsidiary of Telenet NV, and to enter into the new Telenet Facility Q2 and Telenet Facility R2.  Telenet Facilities Q and R were reduced by the amounts of Telenet Facilities Q2 and R2 during the first quarter of 2012 using the proceeds from Telenet Facility T. Telenet Facilities Q2 and R2 were each drawn in full on August 31, 2012 and subsequently merged into Telenet Facilities Q and R, respectively.

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

		September 30, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$643.7
N (c)	November 15, 2016	5.300%	€100.0	—	128.8
O (c)	February 15, 2021	6.625%	€300.0	—	386.3
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	515.0
Q	July 31, 2017	EURIBOR + 3.25%	€431.0	—	555.0
R	July 31, 2019	EURIBOR + 3.625%	€798.6	—	1,028.3
S	December 31, 2016	EURIBOR + 2.75%	€158.0	203.4	—
T	December 31, 2018	EURIBOR + 3.50%	€175.0	—	225.3
U (c)	August 15, 2022	6.250%	€450.0	—	579.4
V (c)	August 15, 2024	6.750%	€250.0	—	321.9
Elimination of Telenet Facilities M, N, O, P, U and V in consolidation (c)				—	(2,575.1)
Total				$203.4	$1,808.6
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at September 30, 2012.

(b)	Telenet Facility S has a commitment fee on unused and uncanceled balances of 1.1% per year.

(c)
The Telenet SPE Notes were issued by certain special purpose entities (the Telenet SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the Telenet SPE Notes). The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities M, N, O, P, U and V (each a Telenet SPE Funded Facility), with Telenet International as the borrower. Each Telenet SPE is dependent on payments from Telenet International under the applicable Telenet SPE Funded Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs. As a result, the amounts outstanding under Telenet Facilities M, N, O, P, U and V are eliminated in our consolidated financial statements.

Telenet SPE Notes

Telenet Finance V Luxembourg S.C.A. (Telenet Finance V) is a special purpose financing entity created for the primary purpose of facilitating the offerings of €450.0 million ($579.4 million) principal amount of 6.25% senior secured notes (the 6.25% Telenet Finance V Senior Notes) and €250.0 million ($321.9 million) principal amount of 6.75% senior secured notes (the 6.75% Telenet

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Finance V Senior Notes, and together with the 6.25% Telenet Finance V Senior Notes, the Telenet Finance V Senior Notes). The Telenet Finance V Senior Notes are included in the Telenet SPE Notes as described above. Telenet Finance V is included in the Telenet SPE as described above.

Telenet Finance V is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On August 13, 2012, Telenet Finance V issued the 6.25% Telenet Finance V Senior Notes and the 6.75% Telenet Finance V Senior Notes, each at par, and used the proceeds to fund new Telenet Facilities U and V, respectively, each under the Telenet Credit Facility, with Telenet International as the borrower for each facility. Proceeds of Telenet Facilities U and V may be used to fund a share buy-back by Telenet and for general corporate purposes.

Telenet Finance V is dependent on payments from Telenet International under the applicable of Telenet Facility U or V of the Telenet Credit Facility in order to service its payment obligations under its Telenet Finance V Senior Notes. Although Telenet International has no equity or voting interest in Telenet Finance V, the Telenet Finance V Senior Notes create a variable interest in Telenet Finance V for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate Telenet Finance V.  Accordingly, the amounts outstanding under Telenet Facilities U and V have been eliminated in our consolidated financial statements.

Pursuant to the indenture for the Telenet Finance V Senior Notes (the Telenet V SPE Indenture) and the respective accession agreements for Telenet Facilities U and V, the call provisions, maturity and applicable interest rate for Telenet Facilities U and V are the same as those of the related Telenet Finance V Senior Notes. Telenet Finance V as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the Telenet V SPE Indenture and the applicable security interests over (i) all of the issued shares of Telenet Finance V and (ii) Telenet Finance V's rights under Telenet Facilities U and V granted to secure the obligations of Telenet Finance V under the Telenet Finance V Senior Notes, the holders of the Telenet Finance V Senior Notes are provided indirectly with the benefits, rights, protections and covenants, granted to Telenet Finance V as a lender under the Telenet Credit Facility.

Telenet Finance V is prohibited from incurring any additional indebtedness, subject to certain exceptions under the Telenet V SPE Indenture.

Any proceeds of Telenet Facility U not used for the share buy-back will be considered Excess Offering Proceeds (as defined in the Telenet V SPE Indenture). Prior to the earlier of (i) November 16, 2012 and (ii) ten business days following the payment of the bid price to tendering shareholders in the share buy-back, Telenet NV and Telenet International may elect, at their option, one time only on five business days' notice (which notice will be irrevocable), to apply such Excess Offering Proceeds to prepay Telenet Facility U up to a principal amount of €250.0 million ($321.9 million), provided that, in any event, at least €200.0 million ($257.5 million) in principal amount of Telenet Facility U will remain outstanding immediately after such prepayment. Following such optional repayment, Telenet Finance V will redeem a corresponding amount of the 6.25% Telenet Finance V Senior Notes at a redemption price equal to 100% of the principal amount of the 6.25% Telenet Finance V Senior Notes redeemed plus accrued and unpaid interest. On September 19, 2012 and as further described in note 2, we announced our intention to launch the LGI Telenet Tender, pursuant to which we would seek to acquire all of the outstanding shares of Telenet that we do not already own.

The 6.25% Telenet Finance V Senior Notes may not be redeemed prior to August 15, 2017, except as described above and the 6.75% Telenet Finance V Senior Notes may not be redeemed prior to August 15, 2018 (each a Telenet Finance V Senior Notes Call Date). If, however, at any time prior to the applicable Telenet Finance V Senior Notes Call Date, a voluntary prepayment of all or a portion of the loans under the related Telenet Facilities U and V occurs, then Telenet Finance V will be required to redeem an aggregate principal amount of its Telenet Finance V Senior Notes equal to the principal amount of the loans so prepaid under the related Telenet Facilities U and V. The redemption price payable will equal the sum of (i) 100% of the principal amount of the Telenet Finance V Senior Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such Telenet Finance V Senior Notes on the applicable Telenet Finance V Senior Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable Telenet Finance V Senior Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable Telenet V SPE Indenture, over (b) the principal amount of such Telenet Finance V Senior Notes to be redeemed and (iii) accrued and unpaid interest thereon and Additional Amounts (as defined in the applicable Telenet V SPE Indenture), if any, to the date of redemption.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

On or after the applicable Telenet Finance V Senior Notes Call Date, upon the voluntary prepayment of all or a portion of the loans under the related Telenet Facilities U and V, Telenet Finance V will redeem an aggregate principal amount of its Telenet Finance V Senior Notes equal to the principal amount of the loans so prepaid plus accrued and unpaid interest and Additional Amounts (as defined in the Telenet V SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on August 15 of the years set forth below:

	Redemption price
Year	6.25% Telenet Finance V Senior Notes	6.75% Telenet Finance V Senior Notes

2017	103.125%	N.A.
2018	102.083%	103.375%
2019	101.563%	102.531%
2020	100.000%	101.688%
2021	100.000%	100.844%
2022 and thereafter	100.000%	100.000%

New Liberty Puerto Rico Bank Facility

On August 13, 2012, Liberty Puerto Rico entered into a new bank credit facility (the New Liberty Puerto Rico Bank Facility), the proceeds of which were used to repay the Old Liberty Puerto Rico Bank Facility and for general corporate purposes.  The New Liberty Puerto Rico Bank Facility consists of (i) a $175.0 million senior secured term loan (the New PR Term Loan) and (ii) a $10.0 million senior secured revolving credit facility (the New PR Revolving Loan).  All amounts borrowed under the New Liberty Puerto Rico Bank Facility bear interest, at Liberty Puerto Rico's option, at either (i) LIBOR plus 4.50% with a LIBOR floor of 1.50% or (ii) Base Rate (as defined in the New Liberty Puerto Rico Bank Facility agreement) plus 3.50% with a base rate floor of 2.50%.  The New PR Term Loan, which begins amortizing at 1% per year on September 15, 2012, and the New PR Revolving Loan have final maturities on June 9, 2017. The New PR Revolving Loan has a commitment fee on unused and uncanceled balances of 1.80% per year. In connection with these transactions, we recognized aggregate losses on debt extinguishment of $4.4 million during the third quarter of 2012, including (i) $3.8 million of third-party costs incurred in connection with the New Liberty Puerto Rico Bank Facility and (ii) the write-off of deferred financing fees of $0.6 million relating to repayment of the Old Liberty Puerto Rico Bank Facility.

In connection with the above refinancing transaction, the requirement under the Old Liberty Puerto Rico Bank Facility that Liberty Puerto Rico maintain a $10 million cash collateral account to protect against losses in connection with an uninsured casualty event was terminated, and such amount was reclassified from long-term restricted cash to cash and cash equivalents in our condensed consolidated balance sheet.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Liberty Puerto Rico and its subsidiaries, the New Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) Debt to Annualized EBITDA and (ii) Annualized EBITDA to Total Cash Interest Charges, each capitalized term as defined in the New Liberty Puerto Rico Bank Facility. The New Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The New Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico. For information concerning the impact of the completion of the Puerto Rico Transaction on the New Liberty Puerto Rico Bank Facility, see note 2.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of September 30, 2012 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on September 30, 2012 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia KabelBW	Telenet (a)	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$52.0	$—	$9.5	$0.8	$62.3
2013	1.0	—	9.5	163.5	174.0
2014	—	—	9.5	3.0	12.5
2015	374.3	—	9.5	3.1	386.9
2016	2,197.3	—	138.3	563.3	2,898.9
2017	2,509.5	2,686.2	564.5	649.9	6,410.1
Thereafter	7,310.6	3,894.6	3,817.8	252.4	15,275.4
Total debt maturities	12,444.7	6,580.8	4,558.6	1,636.0	25,220.1
Unamortized premium (discount)	(74.1)	(43.2)	1.6	—	(115.7)
Total debt	$12,370.6	$6,537.6	$4,560.2	$1,636.0	$25,104.4
Current portion	$52.0	$—	$9.5	$162.2	$223.7
Noncurrent portion	$12,318.6	$6,537.6	$4,550.7	$1,473.8	$24,880.7
 _______________

(a)
Amounts include the UPCB SPE Notes and the Telenet SPE Notes issued by the UPCB SPEs and the Telenet SPEs, respectively. As described above, the UPCB SPEs are consolidated by UPC Holding and the Telenet SPEs are consolidated by Telenet.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Other	Total
	in millions
Year ended December 31:
2012 (remainder of year)	$23.6	$12.5	$2.6	$38.7
2013	94.6	62.3	7.9	164.8
2014	94.4	61.4	7.2	163.0
2015	94.3	56.2	6.8	157.3
2016	94.3	54.5	5.0	153.8
2017	94.3	53.2	3.7	151.2
Thereafter	1,214.9	242.4	29.2	1,486.5
Total principal and interest payments	1,710.4	542.5	62.4	2,315.3
Amounts representing interest	(791.9)	(145.8)	(20.5)	(958.2)
Present value of net minimum lease payments	$918.5	$396.7	$41.9	$1,357.1
Current portion	$24.5	$38.4	$5.8	$68.7
Noncurrent portion	$894.0	$358.3	$36.1	$1,288.4

Non-cash Refinancing Transactions

During the nine months ended September 30, 2012 and 2011, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,461.5 million and $2,908.0 million, respectively.

Subsequent Event

For information regarding the Telenet TO Facility that was entered into subsequent to September 30, 2012, see note 2.

(8)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions

Computed expected tax benefit (expense)	$(19.4)	$126.4	$50.3	$121.3
Non-deductible or non-taxable interest and other expenses	(19.8)	(22.4)	(56.7)	(74.3)
Change in valuation allowances	(11.0)	(68.8)	(54.3)	(56.4)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(21.5)	(1.3)	(27.5)	(2.9)
International rate differences (a)	2.1	(25.4)	(17.0)	(3.9)
Enacted tax law and rate changes	9.8	0.6	9.6	(0.2)
Foreign taxes	0.1	(2.0)	(5.4)	(6.2)
Other, net	(1.4)	(2.7)	(5.0)	—
Total	$(61.1)	$4.4	$(106.0)	$(22.6)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

_______________

(a)	Amounts reflect statutory rates in jurisdictions that we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

The changes in our unrecognized tax benefits are summarized below:

	Nine months ended
	September 30,
	2012	2011
	in millions

Balance at January 1	$400.6	$475.0
Reductions for tax positions of prior years	(107.1)	(4.6)
Additions based on tax positions related to the current year	9.1	16.6
Additions for tax positions of prior years	5.0	2.9
Foreign currency translation	0.7	(0.2)
Lapse of statute of limitations	(0.6)	—
Balance at September 30	$307.7	$489.7

No assurance can be given that any of these tax benefits will be recognized or realized.

As of September 30, 2012, our unrecognized tax benefits included $247.7 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in changes to our unrecognized tax benefits related to tax positions taken as of September 30, 2012. In this regard, we expect to record an estimated $20 million to $30 million reduction during the fourth quarter of 2012 or the first quarter of 2013 related to the confirmation of the amount of a deduction taken in a prior year. Other than this reduction, which will result in a decrease to our effective tax rate, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Stock Repurchases

During the first nine months of 2012, we purchased 2,715,980 shares of our LGI Series A common stock at a weighted average price of $46.62 per share and 10,248,714 shares of our LGI Series C common stock at a weighted average price of $48.18 per share, for an aggregate purchase price of $620.3 million, including direct acquisition costs. As of September 30, 2012, the remaining amount authorized under our most recent stock repurchase program was $391.0 million.

LGI Call Option Contracts

During the three months ended September 30, 2012, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,040,000 shares of LGI Series A common stock at exercise prices ranging from $54.73 per share to $60.76 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate amount that we were required to pay to enter into these contracts was $58.5 million, including $11.9 million that was paid in October 2012. In connection with the September 2012 settlement of call option contracts covering 240,000 shares of LGI Series A common stock, we received aggregate cash payments of $13.2 million, including $4.4 million that was received in September 2012. The call option contracts covering the remaining 800,000 shares were settled in October 2012.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Other

Telenet. On February 17, 2012, Telenet entered into a share repurchase agreement (the Telenet Share Repurchase Agreement), pursuant to which an investment bank, on behalf of Telenet, agreed to repurchase Telenet's ordinary shares on a daily basis. The Telenet Share Repurchase Agreement, which provided for the repurchase of up to 3,000,000 Telenet ordinary shares not to exceed an aggregate cost of €50.0 million ($65.8 million), was terminated on August 13, 2012, the announcement date of the Telenet Self-Tender, as defined and described below. Under the Telenet Share Repurchase Agreement, a total of 1,449,076 shares were repurchased for total consideration of €45.7 million ($60.6 million at the applicable rate).

On August 13, 2012, Telenet announced that it would initiate a share buyback through a voluntary tender offer (the Telenet Self-Tender) for a maximum of 20,673,043 shares, or 18.3% of the outstanding share capital of Telenet as of September 30, 2012, at a price of €31.75 per share (as adjusted for the €3.25 per share capital reduction described below). As further described in note 2, on September 19, 2012, we announced our intention to launch the LGI Telenet Tender, pursuant to which we would seek to acquire all of the outstanding shares of Telenet that we do not already own. If the LGI Telenet Tender is launched and completed, the Telenet Self-Tender will be canceled.

In April 2012, Telenet's shareholders approved cash distributions of (i) €1.00 ($1.27) per share or €113.3 million ($149.6 million at the applicable rate) in the form of a gross dividend and (ii) €3.25 ($4.11) per share or €369.2 million ($488.6 million at the applicable rate) in the form of a net capital reduction. Our share of the gross dividend, which was received in May 2012, was €56.8 million ($73.7 million at the applicable rate) and the noncontrolling interest owners' share was €56.4 million ($73.2 million at the applicable rate). Our share of the capital reduction, which was accrued during the second quarter of 2012 and received in August 2012, was €184.7 million ($229.2 million at the applicable rate) and the noncontrolling interest owners' share was €181.4 million ($228.0 million at the applicable rate).

VTR. On January 26, 2012, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 35.0 billion ($71.6 million at the applicable rate). Our share of this distribution is CLP 28.0 billion ($57.3 million at the applicable rate) and the VTR NCI Owner's share of this distribution is CLP 7.0 billion ($14.3 million at the applicable rate). During September 2012, we and the VTR NCI Owner approved an additional distribution of CLP 20.0 billion ($41.5 million at the applicable rate). Our share of this additional distribution is CLP 16.0 billion ($33.2 million at the applicable rate) and the VTR NCI Owner's share of this distribution is CLP 4.0 billion ($8.3 million at the applicable rate). During the second and third quarters of 2012, VTR paid CLP 31.0 billion ($62.9 million at the applicable rates) related to these distributions and we expect that the balance will be paid during the fourth quarter of 2012.

We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the nine months ended September 30, 2012, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 25.6 billion ($52.4 million at the applicable rate) and CLP 6.4 billion ($13.1 million at the applicable rate), respectively.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries' employees, including stock incentive awards related to LGI common stock and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$11.1	$14.8	$29.5	$36.4
Other LGI stock-based incentive awards	11.4	11.9	34.2	33.3
Total LGI common stock	22.5	26.7	63.7	69.7
Telenet stock-based incentive awards (b)	4.4	5.5	25.2	34.6
Other (c)	0.3	1.9	1.6	5.1
Total	$27.2	$34.1	$90.5	$109.4
Included in:
Continuing operations:
Operating expenses	$1.1	$3.0	$6.3	$12.8
SG&A expenses	26.1	29.9	84.2	92.9
Total - continuing operations	27.2	32.9	90.5	105.7
Discontinued operation	—	1.2	—	3.7
Total	$27.2	$34.1	$90.5	$109.4
_______________

(a)
Includes stock-based compensation expense related to LGI performance-based restricted share units (PSUs) and, during the 2011 periods, our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans).

(b)
During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with capital reductions. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively, and continues to recognize additional stock-based compensation expense as the underlying options vest.

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

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of September 30, 2012:

	LGI common stock (a)	LGI PSUs (a) (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$90.0	$36.4	$20.7
Weighted average period remaining for expense recognition (in years)	2.8	1.4	1.5

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

_____________

(a)
Amounts relate to awards granted under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 8,653,825 shares available for grant as of September 30, 2012. These shares may be awarded in any series of our common stock. The LGI Director Incentive Plan had 8,951,895 shares available for grant as of September 30, 2012. These shares may be awarded in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Amounts relate to PSUs granted in 2012 and 2011. For information concerning the PSUs granted in 2012, see below.

(c)
Amounts relate to various equity incentive awards granted to employees of Telenet. Depending on the outcome of the LGI Telenet Tender and related transactions, all or a portion of this amount may be recognized during the period in which the LGI Telenet Tender closes. For additional information regarding the LGI Telenet Tender, see note 2.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Nine months ended
	September 30,
	2012	2011
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	0.37 - 1.68%	0.93 - 3.31%
Expected life	3.3 - 7.9 years	3.4 - 8.7 years
Expected volatility	31.5 - 40.4%	35.5 - 41.8%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$20.00	$21.41
SARs	$14.36	$15.03
Restricted shares and restricted share units	$49.10	$44.81
PSUs	$50.18	$39.98
Total intrinsic value of awards exercised (in millions):
Options	$32.4	$63.5
SARs	$38.0	$32.0
Cash received from exercise of options (in millions)	$22.4	$28.7
Income tax benefit related to stock-based compensation (in millions)	$13.7	$17.5

LGI PSUs

During the first nine months of 2012, our compensation committee granted to our executive officers and certain key employees a total of 427,960 LGI Series A PSUs and 427,960 LGI Series C PSUs pursuant to the LGI Incentive Plan.  Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.  The performance period for these PSUs (the 2012 PSUs) is January 1, 2012 to December 31, 2013. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2011 to 2013, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2011 actual results to those reflected in our then existing long-range plan for 2013. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2012 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2012 PSUs will vest on March 31, 2014 and the balance will vest on September 30, 2014. The compensation committee also established a minimum OCF CAGR

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2012 PSUs.

In March and April 2010, the compensation committee approved the grant to our executive officers and certain key employees of a total of 692,678 LGI Series A PSUs and 692,678 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2010 PSUs) was January 1, 2010 to December 31, 2011. The final performance target as adjusted by the compensation committee was the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 6% for the two-year performance period, determined by comparing 2011 Adjusted OCF to 2009 Adjusted OCF (each as defined in the grant agreement). In February 2012, the compensation committee determined that an OCF CAGR of 5.7% was achieved with respect to the 2010 PSUs, resulting in award recipients earning approximately 87.5% of their 2010 PSUs. One-half of the earned 2010 PSUs vested on March 31, 2012 and the balance vested on September 30, 2012.

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the nine months ended September 30, 2012 with respect to LGI common stock:

Options — LGI Series A common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,583,387	$23.07
Granted	41,159	$49.37
Exercised	(673,955)	$21.94
Outstanding at September 30, 2012	950,591	$25.01	3.3	$34.0
Exercisable at September 30, 2012	864,856	$23.13	2.8	$32.5

Options — LGI Series C common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,534,739	$21.95
Granted	42,639	$47.66
Exercised	(587,493)	$20.76
Outstanding at September 30, 2012	989,885	$23.77	3.3	$32.4
Exercisable at September 30, 2012	900,746	$21.94	2.7	$31.1

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

SARs — LGI Series A common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,694,198	$29.31
Granted	1,172,896	$50.07
Forfeited or expired	(134,570)	$34.16
Exercised	(698,852)	$22.35
Outstanding at September 30, 2012	4,033,672	$36.39	5.0	$97.6
Exercisable at September 30, 2012	1,307,014	$27.10	3.8	$43.4

SARs — LGI Series C common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,671,981	$28.43
Granted	1,172,896	$48.25
Forfeited or expired	(134,334)	$33.02
Exercised	(664,023)	$21.80
Outstanding at September 30, 2012	4,046,520	$35.11	5.0	$86.0
Exercisable at September 30, 2012	1,319,993	$26.23	3.9	$39.4

Restricted shares and share units — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,486	$30.34
Granted	164,198	$50.01
Forfeited	(17,738)	$33.90
Released from restrictions	(158,148)	$27.63
Outstanding at September 30, 2012	401,798	$39.29	2.4

Restricted shares and share units — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,665	$29.37
Granted	164,432	$48.20
Forfeited	(17,738)	$32.81
Released from restrictions	(158,268)	$26.73
Outstanding at September 30, 2012	402,091	$37.96	2.4

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

PSUs — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.95
Granted	427,960	$51.24
Performance adjustment	(70,358)	$28.11
Forfeited	(42,676)	$42.84
Released from restrictions	(494,315)	$28.11
Outstanding at September 30, 2012	870,404	$45.81	1.5

PSUs — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.03
Granted	427,960	$49.12
Performance adjustment	(70,358)	$27.72
Forfeited	(42,676)	$41.19
Released from restrictions	(494,315)	$27.72
Outstanding at September 30, 2012	870,404	$43.99	1.5

At September 30, 2012, total SARs outstanding included 12,208 LGI Series A common stock capped SARs and 12,208 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans - Telenet Common Stock

General. During the second quarter of 2012, Telenet modified the terms of certain of its stock incentive plans to provide for anti-dilution adjustments in connection with capital distributions that, as further described in note 9, were approved by Telenet shareholders on April 25, 2012. These anti-dilution adjustments, which were finalized on August 2012, provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the distributions remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million during the second quarter of 2012 and continues to recognize additional stock-based compensation expense as the underlying options vest.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Telenet Specific Stock Option Plan. Telenet has granted certain stock options to its Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). The vesting of these options is contingent upon the achievement of certain performance criteria. The following table summarizes the activity during the nine months ended September 30, 2012 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	522,581	€20.19
Granted (a)	232,258	€21.53
Net impact of anti-dilution adjustments	78,755	€(1.94)
Outstanding at September 30, 2012	833,594	€18.66	4.9	€13.5
Exercisable at September 30, 2012	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 32.2%, an expected life of 4.3 years, and a risk-free return of 2.08%. The weighted average grant date fair value during 2012 was €11.85 ($15.26).

Telenet Employee Stock Warrant Plans. Telenet has granted warrants to members of senior management under various stock-based compensation plans (the Telenet Employee Stock Warrant Plans). Each warrant provides the employee with the option to acquire a new ordinary share of Telenet at a specified exercise price. The maximum aggregate number of shares authorized for issuance as of September 30, 2012 under the Telenet Employee Stock Warrant Plans is 1,595,300. Warrants generally vest at a rate of 6.25% per quarter over four years and expire on dates ranging from March 2013 to August 2016.

The following table summarizes the activity during 2012 related to the Telenet Employee Stock Warrant Plans:

Warrants — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,884,259	€14.98
Forfeited	(34,312)	€20.19
Exercised	(952,830)	€12.74
Net impact of anti-dilution adjustments	346,517	€(1.34)
Outstanding at September 30, 2012	3,243,634	€13.98	2.2	€67.7
Exercisable at September 30, 2012	2,219,783	€12.54	2.0	€49.5

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

We reported losses from continuing operations attributable to LGI stockholders for the three and nine months ended September 30, 2012 and 2011. Therefore, the potentially dilutive effect at September 30, 2012 and 2011 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and restricted shares and share units of approximately 10.8 million and 13.0 million, respectively, (ii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.7 million at each date and (iii) the number of shares issuable pursuant to PSUs of approximately 1.7 million and 2.1 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations, net of taxes	$(22.4)	$(340.3)	$(285.6)	$(402.8)
Earnings from discontinued operation, net of taxes	—	7.2	939.7	65.1
Net earnings (loss) attributable to LGI stockholders	$(22.4)	$(333.1)	$654.1	$(337.7)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

(12)    Related-Party Transactions

Our related-party transactions are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
Continuing operations:
Revenue earned from related parties (a)	$4.2	$5.0	$11.8	$17.9
Operating expenses charged by related parties (b)	$9.3	$9.4	$29.0	$28.2

Discontinued operation - Austar (c)	$—	$2.0	$3.1	$5.9
_______________

(a)	Amounts consist of revenue derived from our equity method affiliates, primarily related to management and advisory services, programming license fees and construction and network maintenance services.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(c)
Amounts represent the net of (i) programming costs charged to Austar by its equity method affiliate and (ii) reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity method affiliate.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of September 30, 2012, the U.S. dollar equivalents (based on September 30, 2012 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2012	Year ending December 31,
		2013	2014	2015	2016	2017	Thereafter	Total
	in millions

Operating leases	$48.7	$130.7	$104.9	$95.0	$77.8	$65.9	$295.9	$818.9
Programming commitments	94.8	221.8	140.8	68.0	46.3	42.6	0.4	614.7
Other commitments	377.9	295.1	178.8	162.5	123.6	87.3	1,268.6	2,493.8
Total	$521.4	$647.6	$424.5	$325.5	$247.7	$195.8	$1,564.9	$3,927.4
Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $774.0 million and $712.8 million, respectively, (including intercompany charges that eliminate in consolidation of $58.4 million and $60.7

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $78.4 million and $86.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our mobile virtual network operator (MVNO) agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements or tender offers are not reflected in the above table. For information concerning the LGI Telenet Tender and the Telenet Self-Tender, see notes 2 and 9, respectively.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2012 and 2011, see note 4.

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
September 30, 2012
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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe's obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs' claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court's April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. The parties have filed their written submissions with the Dutch Supreme Court and a judgment is expected sometime in 2013.

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
September 30, 2012
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

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs' analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($25.7 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (the BIPT) and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.

After a public consultation, the draft decisions were submitted to the European Commission. The European Commission issued a notice on the draft decision that criticized the analysis of the broadcasting markets on several grounds, including the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at ''retail minus'' of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at "retail minus," and (iii) an obligation to make a resale offer at ''retail minus'' of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A "retail-minus" method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. The reference offers are subject to an approval process that includes a national consultation and a notification to the European Commission before final approval by the Belgium Regulatory Authorities can occur. The final approval of the reference offers by the Belgium Regulatory Authorities is expected to occur during the first half of 2013. The July 2011 Decision provides that the regulated wholesale services must be available six months after the approval of the reference offers.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet's request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection, Telenet will be required to begin the process of implementing its reference offers as soon as such reference offers are approved by the Belgium Regulatory Authorities. A final ruling on the merits can be expected during the second half of 2013.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

There can be no certainty that Telenet's appeals will be successful. Accordingly, one or more of these regulatory obligations could be upheld, in present or modified form.

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

Netherlands Regulatory Developments. In December 2011, the Dutch National Regulatory Authority (OPTA) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for further regulation of that market. This final assessment is not open for appeal, as confirmed by the Dutch Supreme Administrative Court on June 18, 2012. As a result, no new regulations relating to the television market may be proposed without a new analysis. On December 22, 2011, referring to its final assessment of the television market, OPTA rejected previously filed requests from a number of providers to perform a new market analysis of the television market. This decision by OPTA has been appealed by such providers to the Dutch Supreme Administrative Court. At a September 19, 2012 hearing, the Dutch Supreme Administrative Court indicated that it will publish a ruling before January 1, 2013, the date on which certain laws adopted by the Dutch Senate, as described below, are scheduled to become effective.

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

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi Universal S.A., et. al. (SDNY). The predecessor of LGI was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media's prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary's interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On June 25, 2012, the jury awarded €765 million ($985 million) to Liberty Media. Vivendi Universal S.A. has announced its intention to appeal the jury's verdict and Liberty Media has indicated it intends to seek prejudgment interest on the jury's award. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.
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
September 30, 2012
(unaudited)

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

Segment information for the three and nine months ended September 30, 2011 has been reclassified to present Austar as a discontinued operation. We present only the reportable segments of our continuing operations in the tables below.

We have identified the following consolidated operating segments as our reportable segments:

•UPC/Unity Division:
• Germany
• The Netherlands
• Switzerland
• Other Western Europe
• Central and Eastern Europe

•Telenet (Belgium)

•VTR Group (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide business-to-business (B2B) services. At September 30, 2012, our operating segments in the UPC/Unity Division provided broadband communications services

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as "UPC DTH." Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services in Belgium. In Chile, the VTR Group includes VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment's revenue and operating cash flow. As we have the ability to control Telenet and the VTR Group, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. On September 19, 2012 and as further described in note 2, we announced our intention to launch the LGI Telenet Tender, pursuant to which we would seek to acquire all of the outstanding shares of Telenet that we do not already own.

	Revenue
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
UPC/Unity Division:
Germany	$568.7	$362.7	$1,695.6	$1,058.1
The Netherlands	300.3	321.7	914.7	959.6
Switzerland	310.2	344.3	940.9	970.9
Other Western Europe	205.7	223.1	621.7	667.4
Total Western Europe	1,384.9	1,251.8	4,172.9	3,656.0
Central and Eastern Europe	273.9	283.1	829.8	837.2
Central and other	28.6	31.4	85.1	93.0
Total UPC/Unity Division	1,687.4	1,566.3	5,087.8	4,586.2
Telenet (Belgium)	461.0	488.8	1,404.7	1,430.9
VTR Group (Chile)	241.0	231.7	692.3	674.4
Corporate and other	150.0	154.4	458.9	481.1
Intersegment eliminations	(20.3)	(22.4)	(63.1)	(66.3)
Total	$2,519.1	$2,418.8	$7,580.6	$7,106.3

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

	Operating cash flow
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
UPC/Unity Division:
Germany	$340.9	$214.8	$998.1	$636.7
The Netherlands	183.7	195.3	545.2	570.0
Switzerland	177.8	198.8	536.6	547.6
Other Western Europe	101.9	107.4	293.8	313.4
Total Western Europe	804.3	716.3	2,373.7	2,067.7
Central and Eastern Europe	137.7	144.0	410.2	413.1
Central and other	(36.2)	(36.1)	(116.6)	(105.3)
Total UPC/Unity Division	905.8	824.2	2,667.3	2,375.5
Telenet (Belgium)	240.7	250.8	713.4	737.7
VTR Group (Chile)	81.5	89.2	232.0	260.5
Corporate and other	(3.3)	(0.9)	2.5	9.1
Total	$1,224.7	$1,163.3	$3,615.2	$3,382.8

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
Total segment operating cash flow from continuing operations	$1,224.7	$1,163.3	$3,615.2	$3,382.8
Stock-based compensation expense	(27.2)	(32.9)	(90.5)	(105.7)
Depreciation and amortization	(670.3)	(629.3)	(2,009.7)	(1,838.3)
Impairment, restructuring and other operating items, net	(18.1)	(17.9)	(32.6)	(28.5)
Operating income	509.1	483.2	1,482.4	1,410.3
Interest expense	(408.6)	(364.3)	(1,228.8)	(1,086.9)
Interest and dividend income	17.8	28.4	38.7	62.4
Realized and unrealized gains (losses) on derivative instruments, net	(237.2)	355.1	(613.9)	(104.0)
Foreign currency transaction gains (losses), net	150.2	(787.1)	154.8	(197.9)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(18.1)	(63.4)	(1.3)	(205.9)
Losses on debt modification, extinguishment and conversion, net	(13.8)	(12.3)	(27.5)	(218.7)
Gains due to changes in ownership	52.5	—	52.5	—
Other income (expense), net	3.4	(0.8)	(0.6)	(6.0)
Earnings (loss) from continuing operations before income taxes	$55.3	$(361.2)	$(143.7)	$(346.7)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011 (a)	2012	2011 (a)
	in millions
Subscription revenue (b):
Video	$1,128.4	$1,121.0	$3,435.9	$3,309.8
Broadband internet	602.8	576.8	1,800.2	1,675.4
Telephony	381.1	333.6	1,134.1	970.4
Total subscription revenue	2,112.3	2,031.4	6,370.2	5,955.6
Other revenue (c)	406.8	387.4	1,210.4	1,150.7
Total	$2,519.1	$2,418.8	$7,580.6	$7,106.3
_______________

(a)
Effective January 1, 2012, we began classifying the monthly revenue derived from certain small office and home office (SOHO) subscribers as subscription revenue. SOHO subscribers pay a premium price to receive enhanced service levels along with video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current period presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2012
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
Europe:
UPC/Unity Division:
Germany	$568.7	$362.7	$1,695.6	$1,058.1
The Netherlands	300.3	321.7	914.7	959.6
Switzerland	310.2	344.3	940.9	970.9
Austria	100.5	113.7	308.5	344.5
Ireland	105.2	109.4	313.2	322.9
Poland	110.6	94.7	334.8	277.0
Hungary	62.1	71.3	182.9	209.4
The Czech Republic	55.4	64.4	169.6	192.5
Romania	31.1	36.0	97.1	109.1
Slovakia	14.7	16.7	45.4	49.2
Other (a)	28.6	31.4	85.1	93.0
Total UPC/Unity Division	1,687.4	1,566.3	5,087.8	4,586.2
Belgium	461.0	488.8	1,404.7	1,430.9
Chellomedia:
Poland	22.3	24.2	78.9	87.0
The Netherlands	25.0	26.6	80.2	82.7
Spain	15.9	17.8	49.6	54.3
Hungary	13.6	14.5	43.0	48.7
Other (b)	35.2	35.6	94.3	102.1
Total Chellomedia	112.0	118.7	346.0	374.8
Intersegment eliminations	(20.3)	(22.4)	(63.1)	(66.3)
Total Europe	2,240.1	2,151.4	6,775.4	6,325.6
The Americas:
Chile	241.0	231.7	692.3	674.4
Other (c)	38.0	35.7	112.9	106.3
Total — The Americas	279.0	267.4	805.2	780.7
Total	$2,519.1	$2,418.8	$7,580.6	$7,106.3
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia's other geographic segments are located primarily in the United Kingdom, Portugal, the Czech Republic, Romania, Slovakia and Italy.

(c)	Includes certain less significant operating segments that provide broadband communications in Puerto Rico and programming services in Latin America.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2011 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2012.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, our plans to launch Horizon TV (as described below under Overview) and introduce unencrypted digital television channels in certain countries, our assessment of the impacts of service offering changes and price increases in Switzerland, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2011 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the KBW Acquisition on our operations in Germany;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors to timely deliver quality products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and realize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

We are an international provider of video, broadband internet and telephony services, with consolidated operations at September 30, 2012 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia KabelBW in Germany are collectively referred to herein as the "UPC/Unity Division." UPC Holding's broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the "VTR Group." Through Telenet, we provide video, broadband internet and telephony services in Belgium. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia's subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

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

In September 2012, we launched "Horizon TV" in the Netherlands. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that allows customers to seamlessly navigate and features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. The Horizon TV experience also includes online viewing of programming from a computer, tablet or smartphone. We intend to expand the availability of Horizon TV to other markets within our footprint, with launches planned for Switzerland by the end of 2012 and for Ireland and Germany during 2013.

Although our digital television signals are encrypted in most of the countries in which we operate, the basic digital television channels in our KBW footprint in Germany and in our footprint in Romania are unencrypted. In addition, the basic digital television channels in our remaining footprint in Germany and in our entire footprints in Switzerland and Austria will be unencrypted effective January 1, 2013. Where our basic digital television channels are unencrypted, subscribers who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels. Premium channels and services continue to be available for an incremental monthly fee.

We offer telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition to VTR Wireless' mobile services, we also offer mobile services using third-party networks in Belgium and, to a lesser extent, Germany, Poland, the Netherlands and Hungary.

We have completed a number of transactions that impact the comparability of our 2012 and 2011 results of operations. The most significant of these transactions were the KBW Acquisition on December 15, 2011 and the Aster Acquisition on September 16, 2011. We also completed a number of less significant acquisitions in Europe during 2011 and the first nine months of 2012.

In May 2012, we completed the sale of Austar and, accordingly, Austar is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2011 and our condensed consolidated statements of operations and cash flows for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our pending and completed acquisitions and dispositions, see note 2 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At September 30, 2012, we owned and operated networks that passed 33,744,300 homes and served 34,135,300 revenue generating units (RGUs), consisting of 18,222,600 video subscribers, 8,909,300 broadband internet subscribers and 7,003,400 telephony subscribers. Effective January 1, 2012, we began including certain SOHO RGUs in our externally-reported subscriber statistics. As a result of this change, we recorded a non-organic adjustment to increase the number of our RGUs at January 1, 2012 by 136,300.

Including the effects of acquisitions, our continuing operations added a total of 319,700 and 1,214,000 RGUs during the three and nine months ended September 30, 2012. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 319,700 and 1,128,900 RGUs (including 21,500 and 61,700 SOHO RGUs) on an organic basis during the three and nine months ended September 30, 2012. The organic RGU growth during the three and nine months ended September 30, 2012 is attributable to the growth of our (i) telephony services, which added 211,200 and 727,600 RGUs, respectively, (ii) digital cable services, which added 179,800 and 702,900 RGUs, respectively, (iii) broadband internet services, which added 198,000 and 660,000 RGUs, respectively, and (iv) DTH video services, which added 21,800 and 44,500 RGUs, respectively. The growth of our digital cable, telephony, broadband internet and DTH video services was partially offset by a decline in our analog cable RGUs of 288,500 and 998,900, respectively, and less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in (a) subscription revenue in the Czech Republic and (b) overall revenue in Hungary during the third quarter of 2012, as compared to the third quarter of 2011;

(ii)
organic declines in subscription revenue from (a) video services in Ireland, the Czech Republic, Poland and Hungary and (b) broadband internet services in Austria during the third quarter of 2012, as compared to the third quarter of 2011;

(iii)	organic declines in subscription revenue from broadband internet services in Belgium during the third quarter of 2012, as compared to the second quarter of 2012;

(iv)
organic declines during the third quarter of 2012 in (a) video RGUs in most of our markets, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets, and (b) broadband internet, telephony and total RGUs in the Czech Republic;

(v)
organic declines in ARPU from (a) broadband internet services in most of our broadband communications markets and (b) telephony services in all of our broadband communications markets during the third quarter of 2012, as compared to the third quarter of 2011; and

(vi)	organic declines in overall ARPU in Ireland, Slovakia, Hungary, Austria, the Czech Republic, Romania and Poland during the third quarter of 2012, as compared to the third quarter of 2011.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended September 30, 2012 was to the euro as 64.8% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment's revenue and operating cash flow. As we have the ability to control Telenet and the VTR Group, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners' interests in the operating results of Telenet, the VTR Group and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. On September 19, 2012 and as further described in note 2 to our condensed consolidated financial statements, we announced our intention to launch the LGI Telenet Tender, pursuant to which we would seek to acquire all of the outstanding shares of Telenet that we do not already own.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide B2B services. At September 30, 2012, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through UPC DTH. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division's central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services in Belgium. In Chile, the VTR Group includes VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2012 and 2011. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2012 and 2011 at the end of this section.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates increased (i) effective January 1, 2012 in Ireland, Hungary and, with respect to certain digital cable services, Belgium and (ii) effective October 1, 2012 in the Netherlands. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the 2010 Hungarian Telecom Tax) that is applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010.  The 2010 Hungarian Telecom Tax is currently scheduled to expire at the end of 2012. The EU Commission initiated an investigation in March 2011 and, on September 29, 2011, the EU Commission requested that Hungary abolish the 2010 Hungarian Telecom Tax on the grounds that it is illegal under EU rules. On March 22, 2012, the EU Commission announced its decision to refer the matter to the European Court of Justice, as Hungary continues to impose the 2010 Hungarian Telecom Tax in violation of EU rules. The ultimate resolution of this matter may take several years, and no assurance can be given as to the outcome. Until such time as this matter is resolved, we will continue to accrue and pay the 2010 Hungarian Telecom Tax during the periods in which it is in effect. Through September 30, 2012, we have incurred total inception-to-date operating expenses of HUF 8.7 billion ($39.3 million) as a result of the 2010 Hungarian Telecom Tax. This amount includes a HUF 650.0 million ($2.9 million) reduction recorded during the second quarter of 2012 that reflects the cumulative effect of credits taken during the quarter with respect to prior period payments. The credits taken resulted from a change in our approach to determining the 2010 Hungarian Telecom Tax that was implemented on a retroactive basis during the second quarter of 2012.

During the second quarter of 2012, Hungary imposed an act that provides for a new usage-based telecommunication tax (the 2012 Hungarian Telecom Tax) on telecommunications service providers for fixed and mobile voice and mobile texting services, effective from July 1, 2012 for an indefinite period of time. Although the 2012 Hungarian Telecom Tax will result in higher costs for our broadband communications operations in Hungary, we do not expect the impact of this new tax to be material in relationship to our results of operations or cash flows. The existing 2010 Hungarian Telecom Tax remains in effect through December 31, 2012. On June 21, 2012, the EU Commission sent a letter of formal notice to Hungary with respect to the 2012 Hungarian Telecom Tax, setting out concerns regarding the compatibility of the tax with EU rules. Hungary has responded to the EU Commission and indicated that it believes the 2012 Hungarian Telecom Tax is in compliance with EU rules. The EU Commission may commence formal infringement proceedings against Hungary, which can ultimately lead to a case at the European Court of Justice.

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

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$568.7	$362.7	$206.0	56.8	14.5
The Netherlands	300.3	321.7	(21.4)	(6.7)	5.2
Switzerland	310.2	344.3	(34.1)	(9.9)	4.8
Other Western Europe	205.7	223.1	(17.4)	(7.8)	4.1
Total Western Europe	1,384.9	1,251.8	133.1	10.6	7.6
Central and Eastern Europe	273.9	283.1	(9.2)	(3.2)	(0.7)
Central and other	28.6	31.4	(2.8)	(8.9)	2.9
Total UPC/Unity Division	1,687.4	1,566.3	121.1	7.7	6.0
Telenet (Belgium)	461.0	488.8	(27.8)	(5.7)	6.4
VTR Group (Chile)	241.0	231.7	9.3	4.0	6.7
Corporate and other	150.0	154.4	(4.4)	(2.8)	0.5
Intersegment eliminations	(20.3)	(22.4)	2.1	9.4	(0.6)
Total	$2,519.1	$2,418.8	$100.3	4.1	5.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$1,695.6	$1,058.1	$637.5	60.2	12.0
The Netherlands	914.7	959.6	(44.9)	(4.7)	4.5
Switzerland	940.9	970.9	(30.0)	(3.1)	3.7
Other Western Europe	621.7	667.4	(45.7)	(6.8)	2.2
Total Western Europe	4,172.9	3,656.0	516.9	14.1	6.0
Central and Eastern Europe	829.8	837.2	(7.4)	(0.9)	(0.1)
Central and other	85.1	93.0	(7.9)	(8.5)	0.9
Total UPC/Unity Division	5,087.8	4,586.2	501.6	10.9	4.8
Telenet (Belgium)	1,404.7	1,430.9	(26.2)	(1.8)	7.7
VTR Group (Chile)	692.3	674.4	17.9	2.7	6.0
Corporate and other	458.9	481.1	(22.2)	(4.6)	2.0
Intersegment eliminations	(63.1)	(66.3)	3.2	4.8	(4.2)
Total	$7,580.6	$7,106.3	$474.3	6.7	5.3

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

Germany. The increases in Germany's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $52.4 million or 14.5% and $127.0 million or 12.0%, respectively, (ii) the impact of the KBW Acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$34.9	$—	$34.9	$90.9	$—	$90.9
ARPU (d)	8.7	—	8.7	17.1	—	17.1
Increase in non-subscription revenue (e)	—	8.8	8.8	—	19.0	19.0
Organic increase	43.6	8.8	52.4	108.0	19.0	127.0
Impact of the KBW Acquisition	200.6	25.7	226.3	600.1	76.0	676.1
Impact of FX	(63.5)	(9.2)	(72.7)	(145.8)	(19.8)	(165.6)
Total	$180.7	$25.3	$206.0	$562.3	$75.2	$637.5
_______________

(a)
Germany's subscription revenue includes revenue from multi-year bulk agreements with landlords, housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany's video cable subscribers. During the three months ended September 30, 2012, Germany's 20 largest bulk agreement accounts generated approximately 7% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany's bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to regulators in connection with the KBW Acquisition. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany's larger bulk agreements. During the three months ended September 30, 2012, the bulk agreements that are subject to this special termination right accounted for a significant portion of the revenue associated with (i) all of Germany's bulk agreements and (ii) the 20 largest bulk agreement accounts mentioned above. For additional information, see note 2 to our condensed consolidated financial statements.

(b)
Germany's non-subscription revenue includes fees received for the carriage of certain channels included in Germany's analog and digital cable offerings. This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2012 through 2017. The aggregate amount of revenue related to these carriage contracts represents approximately 7% of Germany's total revenue during the three months ended September 30, 2012. Furthermore, approximately 20% of Germany's carriage fee revenue during the three months ended September 30, 2012 relates to contracts for which we have received notices to terminate effective December 31, 2012. While we have rejected these termination notices, no assurance can be given that any of Germany's carriage fee contracts will be renewed or extended on financially equivalent terms, or at all. In addition, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the KBW Acquisition. For additional information, see note 2 to our condensed consolidated financial statements.

(c)
The increases in Germany's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in Germany's average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(d)
The increases in Germany's subscription revenue related to changes in ARPU are due to (i) an improvement in RGU mix, attributable to higher proportions of telephony, broadband internet and digital cable RGUs, and (ii) a net increase during the three-month period and a net decrease during the nine-month period resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans, (b) higher ARPU from digital cable services, (c) lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements, (d) higher ARPU from broadband internet services and (e) lower ARPU due to the impact of free bundled services provided to new subscribers during promotional periods. For information concerning our commitment to distribute basic digital television channels in unencrypted form in Germany commencing January 1, 2013, see note 2 to our condensed consolidated financial statements.

(e)
The increases in Germany's non-subscription revenue are primarily attributable to (i) increases in installation revenue, due to higher numbers of installations and increases in the average installation fee, (ii) increases in mobile services revenue and (iii) increases in interconnect revenue.

The Netherlands. The decreases in the Netherlands' revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $16.9 million or 5.2% and $43.5 million or 4.5%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$11.1	$—	$11.1	$35.0	$—	$35.0
ARPU (b)	3.8	—	3.8	5.3	—	5.3
Increase in non-subscription revenue (c)	—	2.0	2.0	—	3.2	3.2
Organic increase	14.9	2.0	16.9	40.3	3.2	43.5
Impact of acquisition	0.2	0.2	0.4	0.2	0.3	0.5
Impact of FX	(35.2)	(3.5)	(38.7)	(80.8)	(8.1)	(88.9)
Total	$(20.1)	$(1.3)	$(21.4)	$(40.3)	$(4.6)	$(44.9)
_______________

(a)
The increases in the Netherlands' subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs in the Netherlands led to declines in the average number of total video RGUs during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increases in the Netherlands' subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net decreases resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volume, including the impact of higher proportions of customers selecting usage-based calling plans, (b) lower ARPU due to the impact of bundling and promotional discounts and (c) higher ARPU due to January 2012 price increases for certain video services and, to a lesser extent, July 2012 price increases for bundled services.

(c)
The increases in the Netherlands' non-subscription revenue are primarily attributable to the net effect of (i) increases in B2B revenue, (ii) increases in revenue from late charges and (iii) decreases in interconnect revenue due primarily to the impact of an August 1, 2012 reduction in fixed termination rates.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The decreases in Switzerland's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $16.4 million or 4.8% and $35.5 million or 3.7%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$9.0	$—	$9.0	$22.0	$—	$22.0
ARPU (b)	7.8	—	7.8	14.0	—	14.0
Decrease in non-subscription revenue (c)	—	(0.4)	(0.4)	—	(0.5)	(0.5)
Organic increase (decrease)	16.8	(0.4)	16.4	36.0	(0.5)	35.5
Impact of acquisitions	1.3	—	1.3	3.2	—	3.2
Impact of FX	(44.3)	(7.5)	(51.8)	(58.6)	(10.1)	(68.7)
Total	$(26.2)	$(7.9)	$(34.1)	$(19.4)	$(10.6)	$(30.0)
_______________

(a)
The increases in Switzerland's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of Switzerland's analog cable RGUs led to declines in the average numbers of total video RGUs during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increases in Switzerland's subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net decreases resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans, (b) higher ARPU due to higher proportions of customers selecting higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services and (c) lower ARPU due to the impact of bundling discounts.

(c)
The decreases in Switzerland's non-subscription revenue are primarily attributable to the net effect of (i) declines in revenue from usage-based wholesale residential telephony services, (ii) declines in B2B revenue and (iii) during the nine-month period, an increase in installation revenue. The declines in B2B revenue are due primarily to lower revenue from construction and equipment sales that was only partially offset by growth in B2B broadband internet and telephony services.

In October 2012, we announced an agreement with regulatory authorities in Switzerland pursuant to which we will make certain changes to our service offerings in exchange for progressive increases in the price of our basic cable connection over the next two years. In this regard, effective January 1, 2013 we will begin to offer a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and, for video subscribers who pay the required upfront activation fee, we will make available, at no additional monthly charge, a two Mbps internet connection, which is an increase from the currently offered 300 Kbps internet connection.  In addition, the price for a cable connection will increase by CHF 0.90 ($0.96) effective January 1, 2013 and a further CHF 0.60 ($0.64) effective January 1, 2014. Although the above changes in our service offerings may negatively impact certain revenue streams, we believe that the positive impact of the price increases in 2013 and 2014 will offset such negative impacts and place us in a position where we can continue to increase our revenue and RGUs in Switzerland. No assurance can be given that our assessment of the net impact of these changes in our service offerings and prices will prove to be accurate or that we will be able to continue to grow our revenue and RGUs in Switzerland.

Other Western Europe. The decreases in Other Western Europe's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $9.0 million or 4.1% and $14.9 million or 2.2%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$14.8	$—	$14.8	$41.7	$—	$41.7
ARPU (b)	(7.6)	—	(7.6)	(26.0)	—	(26.0)
Increase (decrease) in non-subscription revenue (c)	—	1.8	1.8	—	(0.8)	(0.8)
Organic increase (decrease)	7.2	1.8	9.0	15.7	(0.8)	14.9
Impact of FX	(23.2)	(3.2)	(26.4)	(53.7)	(6.9)	(60.6)
Total	$(16.0)	$(1.4)	$(17.4)	$(38.0)	$(7.7)	$(45.7)
_______________

(a)
The increases in Other Western Europe's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by declines in the average numbers of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average number of total video RGUs in both Ireland and Austria during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(b)
The decreases in Other Western Europe's subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. The decreases in Ireland's ARPU are primarily due to (i) lower ARPU due to the impact of bundling discounts and (ii) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans, including the impact of higher proportions of customers selecting usage-based calling plans. The decreases in Austria's ARPU are primarily due to (a) lower ARPU due to the impact of bundling discounts, (b) lower ARPU due to higher proportions of customers selecting lower-priced tiers of broadband internet services, (c) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services and (d) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans. In addition, Other Western Europe's overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to lower proportions of digital cable RGUs in Ireland.

(c)
The changes in Other Western Europe's non-subscription revenue are due primarily to the net effect of (i) declines in revenue from Austria's B2B broadband internet and telephony services and (ii) increases in installation revenue in Austria and, during the three-month period, Ireland.

Central and Eastern Europe. The decreases in Central and Eastern Europe's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic decreases of $2.0 million or 0.7% and $0.6 million or 0.1%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$17.7	$—	$17.7	$41.9	$—	$41.9
ARPU (b)	(19.2)	—	(19.2)	(45.3)	—	(45.3)
Increase (decrease) in non-subscription revenue (c)	—	(0.5)	(0.5)	—	2.8	2.8
Organic increase (decrease)	(1.5)	(0.5)	(2.0)	(3.4)	2.8	(0.6)
Impact of acquisitions	29.2	3.7	32.9	101.5	15.5	117.0
Impact of FX	(37.6)	(2.5)	(40.1)	(113.4)	(10.4)	(123.8)
Total	$(9.9)	$0.7	$(9.2)	$(15.3)	$7.9	$(7.4)
_______________

(a)
The increases in Central and Eastern Europe's subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs in Slovakia. In each country within our Central and Eastern Europe segment, declines in the average numbers of analog cable RGUs led to declines in the average number of total video RGUs during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(b)
The decreases in Central and Eastern Europe's subscription revenue related to changes in ARPU are primarily due to the net effect of (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services and (ii) higher ARPU due to the impacts of lower bundling discounts. In addition, Central and Eastern Europe's overall ARPU was positively impacted by improvements in RGU mix, primarily attributable to higher proportions of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The changes in Central and Eastern Europe's non-subscription revenue are attributable to the net impact of various individually insignificant changes.

Telenet (Belgium). The decreases in Telenet's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $31.1 million or 6.4% and $110.3 million or 7.7%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$7.3	$—	$7.3	$21.2	$—	$21.2
ARPU (b)	10.2	—	10.2	47.5	—	47.5
Increase in non-subscription revenue (c)	—	13.6	13.6	—	41.6	41.6
Organic increase	17.5	13.6	31.1	68.7	41.6	110.3
Impact of FX	(48.0)	(10.9)	(58.9)	(111.5)	(25.0)	(136.5)
Total	$(30.5)	$2.7	$(27.8)	$(42.8)	$16.6	$(26.2)
_______________

(a)
The increases in Telenet's subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of Telenet's analog cable RGUs led to declines in the average numbers of total video RGUs during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

(b)
The increases in Telenet's subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a net decrease during the three-month period and a net increase during the nine-month period resulting primarily from the following factors: (a) lower ARPU due to increases in the proportions of customers selecting lower-priced tiers of broadband internet services, (b) higher ARPU due to October 2011 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (c) lower ARPU due to decreases in telephony call volume for customers on usage-based plans and (d) during the nine-month period, higher ARPU from digital cable services, due in part to increases in the number of subscribers to Telenet's premium sporting channel following the third quarter 2011 acquisition of certain Belgian football (soccer) rights.

(c)
The increases in Telenet's non-subscription revenue are due primarily to (i) increases in mobile services revenue of $8.2 million and $21.3 million, respectively, (ii) increases in interconnect revenue of $2.9 million and $9.6 million, respectively, primarily associated with growth in mobile telephony services, (iii) increases in mobile handset sales of $1.0 million and $8.4 million, respectively, and (iv) increases in the sale of set-top boxes related to a campaign to retain customers following the move of channels from the analog to the basic digital channel package, as further described in Operating Expenses of our Reportable Segments below. The increases in Telenet's mobile handset sales, which sales typically generate relatively low margins, are primarily due to increases in sales to third-party retailers. We expect the number of handsets sold by Telenet to retailers to decline significantly during the fourth quarter of 2012.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

VTR Group (Chile). The increases in the VTR Group's revenue during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, include (i) organic increases of $15.5 million or 6.7% and $40.6 million or 6.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$9.5	$—	$9.5	$30.1	$—	$30.1
ARPU (b)	(0.5)		(0.5)	3.5	—	3.5
Increase in non-subscription revenue (c)	—	6.5	6.5	—	7.0	7.0
Organic increase	9.0	6.5	15.5	33.6	7.0	40.6
Impact of FX	(4.9)	(1.3)	(6.2)	(19.9)	(2.8)	(22.7)
Total	$4.1	$5.2	$9.3	$13.7	$4.2	$17.9
_______________

(a)
The increases in the VTR Group's subscription revenue related to changes in the average numbers of RGUs are primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The changes in the VTR Group's subscription revenue related to changes in ARPU are primarily due to the positive impacts of improvements in RGU mix, attributable to higher proportions of digital cable RGUs, and a net decrease during the three-month period and a net increase during the nine-month period resulting primarily from the following factors: (i) lower ARPU due to the impact of discounts, (ii) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services, (iii) higher ARPU from digital cable services and (iv) lower ARPU from telephony services, primarily attributable to the net effect of (a) the negative impacts of lower volumes of calls subject to usage-based charges and (b) the positive impacts of higher proportions of customers on fixed-rate calling plans.

(c)
The increases in the VTR Group's non-subscription revenue are attributable to the net effect of (i) the May 2012 launch of mobile services by VTR Wireless, (ii) decreases in installation revenue and (iii) net decreases resulting from various individually insignificant changes.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$126.9	$81.5	$45.4	55.7	0.9
The Netherlands	83.8	90.8	(7.0)	(7.7)	4.1
Switzerland	87.3	96.3	(9.0)	(9.3)	5.8
Other Western Europe	78.1	84.0	(5.9)	(7.0)	5.1
Total Western Europe	376.1	352.6	23.5	6.7	4.1
Central and Eastern Europe	102.4	106.5	(4.1)	(3.8)	—
Central and other	25.5	27.9	(2.4)	(8.6)	3.2
Total UPC/Unity Division	504.0	487.0	17.0	3.5	3.1
Telenet (Belgium)	167.6	180.4	(12.8)	(7.1)	4.7
VTR Group (Chile)	116.4	99.9	16.5	16.5	19.3
Corporate and other	89.0	95.0	(6.0)	(6.3)	(1.4)
Intersegment eliminations	(19.1)	(22.3)	3.2	14.3	3.8
Total operating expenses excluding stock-based compensation expense	857.9	840.0	17.9	2.1	5.1
Stock-based compensation expense	1.1	3.0	(1.9)	(63.3)
Total	$859.0	$843.0	$16.0	1.9

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$402.4	$232.3	$170.1	73.2	11.5
The Netherlands	267.6	283.7	(16.1)	(5.7)	3.4
Switzerland	270.5	281.7	(11.2)	(4.0)	2.8
Other Western Europe	244.0	259.9	(15.9)	(6.1)	3.0
Total Western Europe	1,184.5	1,057.6	126.9	12.0	4.9
Central and Eastern Europe	314.8	323.5	(8.7)	(2.7)	(1.0)
Central and other	78.2	81.1	(2.9)	(3.6)	6.9
Total UPC/Unity Division	1,577.5	1,462.2	115.3	7.9	3.7
Telenet (Belgium)	520.2	510.8	9.4	1.8	11.6
VTR Group (Chile)	324.3	288.5	35.8	12.4	16.0
Corporate and other	276.8	302.3	(25.5)	(8.4)	(0.9)
Intersegment eliminations	(61.1)	(65.6)	4.5	6.9	(2.4)
Total operating expenses excluding stock-based compensation expense	2,637.7	2,498.2	139.5	5.6	6.2
Stock-based compensation expense	6.3	12.8	(6.5)	(50.8)
Total	$2,644.0	$2,511.0	$133.0	5.3

General. Operating expenses include programming, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in digital cable services, in combination with the introduction of Horizon TV, and (ii) price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC/Unity Division. The UPC/Unity Division's operating expenses (exclusive of stock-based compensation expense) increased $17.0 million or 3.5% and $115.3 million or 7.9%, during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $73.0 million and $225.0 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division's operating expenses increased $15.4 million or 3.1% and $54.3 million or 3.7%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $16.9 million or 11.6% and $40.3 million or 9.1%, respectively, due primarily to growth in digital video services, predominantly in Germany, Switzerland, Austria, Poland and the Netherlands. The increases in programming and related costs also reflect increases (decreases) of $0.4 million and ($3.0 million) during the three- and nine-month periods, respectively, due to the net impact of accrual releases in (i) Germany during the third quarters of 2012 and 2011 and (ii) the Netherlands during the first and second quarters of 2012 and the third quarter of 2011. These accrual releases primarily relate to the settlement or reassessment of operational contingencies;

•
Increases in network-related expenses of $6.2 million or 9.5% and $22.0 million or 11.2%, respectively, due primarily to (i) higher costs of $6.3 million due to the impact of a third quarter 2011 settlement of a claim for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands and Switzerland, (ii) increased network and customer premises equipment maintenance costs, primarily in Germany and Switzerland, (iii) lower costs of $4.2 million due to the impact of a third quarter 2012 settlement of a claim for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands, Switzerland and Poland, (iv) higher costs associated with the refurbishment of customer premises equipment, primarily in Germany, and (v) increased encryption costs, due largely to increased numbers of installed digital cable set-top boxes, primarily in Germany;

•
An increase during the nine-month period in personnel costs of $9.2 million or 3.2%, due primarily to (i) annual wage increases in the Netherlands, Germany, Switzerland and Austria and (ii) increased staffing levels at the UPC/Unity Division's central operations and the Netherlands. The increased staffing levels at the UPC/Unity Division's central operations are due in part to increased numbers of strategic initiatives. During the three-month period, personnel costs remained relatively unchanged, as the above factors were offset by individually insignificant decreases in other personnel-related costs;

•
Decreases in bad debt and collection expenses of $2.7 million or 15.9% and $9.0 million or 16.4%, respectively, primarily in Germany, Poland, the Czech Republic, Hungary, Ireland and, during the nine-month period, the Netherlands. These decreases are largely attributable to (i) improved collection experience and (ii) during the nine-month period, the $2.6 million impact of a non-recurring increase to bad debt expense that was recorded in the Netherlands during the first quarter of 2011;

•
An increase (decrease) in outsourced labor and professional fees of ($1.7 million) or (3.4%) and $8.8 million or 6.4%, respectively. The decrease during the three-month period is due primarily to lower call center costs in Switzerland, the Czech Republic and the Netherlands, partially offset by higher call center costs in Germany, primarily attributable to increases in call volumes. The increase during the nine-month period is due primarily to the net effect of (i) the aforementioned increased call center costs in Germany, (ii) lower call center costs in Switzerland and (iii) higher outsourced labor costs associated with customer-facing activities in Germany and Switzerland;

•
Decreases associated with the 2010 Hungarian Telecom Tax of $0.6 million and $3.2 million, respectively, primarily attributable to a change in our approach to determining the 2010 Hungarian Telecom Tax that was implemented on a retroactive basis during the second quarter of 2012. For additional information, see Discussion and Analysis of our Reportable Segments - General; and

•
An increase during the nine-month period in interconnect and access costs of $1.6 million or 1.0%, primarily due to the net effect of (i) an increase in Germany that reflects the net impact of (a) an increase due to higher numbers of telephony subscribers and (b) a $2.9 million decrease associated with the first and second quarter 2012 release of accruals following the settlement of operational contingencies, (ii) a decrease in Austria, primarily attributable to lower usage, and (iii) a decrease in the Netherlands, due to the impact of reductions in fixed and mobile termination rates during the third quarter of 2012. During the three-month period, interconnect and access costs remained relatively unchanged as an increase in Germany was offset by decreases in the Netherlands and Austria.

Telenet (Belgium). Telenet's operating expenses (exclusive of stock-based compensation expense) increased (decreased) ($12.8 million) or (7.1%) and $9.4 million or 1.8% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, Telenet's operating expenses increased $8.5 million or 4.7% and $59.5 million or 11.6%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $3.7 million or 6.5% and $32.6 million or 21.7%, respectively, due primarily to (i) an increase during the nine-month period resulting from Telenet's acquisition of the rights to broadcast certain Belgian football (soccer) matches for the three years that began in the third quarter of 2011 and (ii) increases during the three- and nine-month periods due to growth in other digital video services;

•
Increases in mobile costs of $5.4 million and $17.9 million, respectively, due primarily to (i) increased mobile handset sales to third-party retailers and (ii) higher costs associated with subscriber promotions involving free or heavily-discounted handsets;

•
Increases in costs of $2.7 million and $9.0 million, respectively, associated with a campaign to retain customers following the move of certain channels from the analog to the basic digital channel package. This campaign involved the sale and rental of used digital set-top boxes at relatively low prices. In connection with this campaign, Telenet experienced (i) increases in the costs of set-top boxes that were sold and (ii) higher outsourced labor and professional fees due primarily to increased customer-facing activities;

•
Increases in outsourced labor and professional fees of $1.1 million or 6.3% and $4.3 million or 8.6%, respectively, due primarily to increased call center costs, mainly associated with (i) efforts to improve service level and (ii) a higher number of calls;

•
Increases in interconnect costs of $2.6 million or 12.6% and $3.8 million or 6.1%, respectively, due primarily to the net effect of (i) subscriber growth, (ii) increased mobile call volumes and (iii) lower mobile termination rates;

•
Decreases in bad debt expense of $0.3 million and $3.3 million, respectively. The decrease during the nine-month period is due primarily to a nonrecurring adjustment recorded in the second quarter of 2012 related to the settlement of an operational contingency;

•
Decreases in network-related expenses of $3.2 million or 10.9% and $3.3 million or 3.8%, respectively, due primarily to lower costs associated with the refurbishment of customer premises equipment due primarily to the benefit of claims taken related to faulty set-top boxes;

•	Lower costs associated with the $3.0 million impact of a nonrecurring adjustment recorded during the third quarter of 2012 resulting from the reassessment of a social tariff obligation; and

•
Decreases in personnel costs of $1.0 million or 3.5% and $1.2 million or 1.4%, respectively, due primarily to the net effect of (i) increased staffing levels and annual wage increases, (ii) lower costs due to reassessments of certain post-employment benefit obligations during the third quarter of 2012 and (iii) during the nine-month period, lower bonus costs.

VTR Group (Chile). The VTR Group's operating expenses (exclusive of stock-based compensation expense) increased $16.5 million or 16.5% and $35.8 million or 12.4% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, the VTR Group's operating expenses increased $19.2 million or 19.3% and $46.1 million or 16.0%, respectively. These increases include the following factors:

•	Increases in VTR Wireless' mobile handset costs of $8.6 million and $12.5 million, respectively;

•	Increases in programming and related costs of $2.3 million or 6.5% and $12.2 million or 12.4%, respectively, primarily associated with growth in digital cable services;

•
Increases in interconnect and access costs of $3.8 million or 24.7% and $9.5 million or 21.3%, respectively, due primarily to (i) increases in VTR Wireless' costs, primarily attributable to (a) the impact of the May 2012 launch of mobile services and (b) the initiation of minimum payments under its roaming agreement during the first quarter of 2012, and (ii) higher costs associated with VTR's broadband internet services, as the impact of higher traffic was only partially offset by lower average rates;

•
Increases in facilities expenses of $2.2 million and $9.4 million, respectively, due primarily to higher site and tower rental costs incurred by VTR Wireless, including $0.3 million and $1.9 million, respectively, of fees incurred in connection with the termination of certain leases;

•
Increases in outsourced labor and professional fees of $2.7 million or 40.8% and $6.3 million or 29.6%, respectively, due primarily to (i) increased costs associated with VTR Wireless' network operating center and (ii) an increase in VTR's customer-facing activities; and

•	Decreases in personnel costs of $1.9 million or 13.3% and $5.8 million or 13.6%, respectively, primarily related to lower bonus costs at VTR.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$100.9	$66.4	$34.5	52.0	27.0
The Netherlands	32.8	35.6	(2.8)	(7.9)	3.1
Switzerland	45.1	49.2	(4.1)	(8.3)	6.4
Other Western Europe	25.7	31.7	(6.0)	(18.9)	(8.1)
Total Western Europe	204.5	182.9	21.6	11.8	10.7
Central and Eastern Europe	33.8	32.6	1.2	3.7	8.5
Central and other	39.3	39.6	(0.3)	(0.8)	12.1
Total UPC/Unity Division	277.6	255.1	22.5	8.8	10.7
Telenet (Belgium)	52.7	57.6	(4.9)	(8.5)	3.4
VTR Group (Chile)	43.1	42.6	0.5	1.2	4.9
Corporate and other	64.3	60.3	4.0	6.6	8.7
Intersegment eliminations	(1.2)	(0.1)	(1.1)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	436.5	415.5	21.0	5.1	8.6
Stock-based compensation expense	26.1	29.9	(3.8)	(12.7)
Total	$462.6	$445.4	$17.2	3.9

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$295.1	$189.1	$106.0	56.1	25.0
The Netherlands	101.9	105.9	(4.0)	(3.8)	5.2
Switzerland	133.8	141.6	(7.8)	(5.5)	0.7
Other Western Europe	83.9	94.1	(10.2)	(10.8)	(2.1)
Total Western Europe	614.7	530.7	84.0	15.8	9.8
Central and Eastern Europe	104.8	100.6	4.2	4.2	8.0
Central and other	123.5	117.2	6.3	5.4	15.9
Total UPC/Unity Division	843.0	748.5	94.5	12.6	10.5
Telenet (Belgium)	171.1	182.4	(11.3)	(6.2)	2.9
VTR Group (Chile)	136.0	125.4	10.6	8.5	12.6
Corporate and other	179.6	169.7	9.9	5.8	9.5
Intersegment eliminations	(2.0)	(0.7)	(1.3)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	1,327.7	1,225.3	102.4	8.4	9.4
Stock-based compensation expense	84.2	92.9	(8.7)	(9.4)
Total	$1,411.9	$1,318.2	$93.7	7.1
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

UPC/Unity Division. The UPC/Unity Division's SG&A expenses (exclusive of stock-based compensation expense) increased $22.5 million or 8.8% and $94.5 million or 12.6% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $33.2 million and $100.7 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division's SG&A expenses increased $27.2 million or 10.7% and $78.5 million or 10.5%, respectively. These increases include the following factors:

•
Increases in personnel costs of $11.5 million or 11.8% and $25.6 million or 8.7%, respectively, due largely to (i) increased staffing levels at the UPC/Unity Division's central operations due largely to increased numbers of strategic initiatives and (ii) annual wage increases, predominantly in the Netherlands, the UPC/Unity Division's central operations, Switzerland and Germany. The increases in personnel costs also include the impact of a new employee wage tax in the Netherlands, which tax is payable in 2013 and is not applicable to future years. This new employee wage tax, which was authorized in September 2012, is based on wages for the year ended December 31, 2012;

•
Increases in sales and marketing costs of $8.6 million or 9.4% and $25.0 million or 9.3%, respectively, largely due to higher costs in Germany, including higher sales commissions and, to a lesser extent, increased costs associated with rebranding and other advertising campaigns. During the nine-month period, lower advertising costs in Switzerland partially offset the increased costs in Germany;

•
Increases in outsourced labor and professional fees of $1.2 million or 6.4% and $9.4 million or 20.0%, respectively, due primarily to (i) increases in consulting costs incurred in Germany, primarily associated with integration activities related to the KBW Acquisition, and (ii) during the nine-month period, an increase in consulting costs incurred by the UPC/Unity Division's central operations in connection with the UPC/Unity Division's mobile and other strategic initiatives; and

•
Increases in facilities expenses of $2.2 million or 10.0% and $6.5 million or 10.2%, respectively, due largely to increases in costs related to the rental of office space in Germany, the UPC/Unity Division's central operations and the Netherlands.

Telenet (Belgium). Telenet's SG&A expenses (exclusive of stock-based compensation expense) decreased $4.9 million or 8.5% and $11.3 million or 6.2% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, Telenet's SG&A expenses increased $2.0 million or 3.4% and $5.2 million or 2.9%, respectively. These increases include the following factors:

•
An increase (decrease) in sales and marketing costs of ($0.3 million) or (1.6%) and $10.6 million or 18.8%, respectively. The increase during the nine-month period is due primarily to (i) increased sales commissions and sales call center costs related to the aforementioned campaign to retain customers following the move of channels from the analog to the basic digital channel package and (ii) higher marketing costs in connection with promotional and operational initiatives during the first half of 2012. The decrease during the three-month period is primarily due to lower marketing costs that were only partially offset by higher costs associated with the customer retention campaign mentioned above;

•
Decreases in outsourced labor and professional fees of $0.2 million or 4.2% and $7.9 million or 31.7%, respectively, due primarily to decreases in consulting costs associated with regulatory and strategic initiatives;

•
An increase (decrease) in personnel costs of $0.6 million or 2.6% and ($2.2 million) or (3.0%), respectively, due primarily to the net effect of (i) annual wage increases, (ii) lower costs due to the release of accruals during the third quarter of 2012 following the reassessment of certain post-employment benefit obligations and (iii) during the nine month period, lower bonus costs; and

•	Net increases resulting from individually insignificant changes in other SG&A expense categories.

VTR Group (Chile). The VTR Group's SG&A expenses (exclusive of stock-based compensation expense) increased $0.5 million or 1.2% and $10.6 million or 8.5% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, the VTR Group's SG&A expenses increased $2.1 million or 4.9% and $15.8 million or 12.6%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $1.9 million or 16.4% and $11.1 million or 29.3%, respectively, due primarily to the net effect of (i) higher sales commissions paid to third parties, (ii) increased advertising campaigns at VTR Wireless, primarily associated with the launch of mobile services in May 2012, and (iii) decreased advertising campaigns at VTR. The higher sales commissions are primarily attributable to (a) increases at VTR, due primarily to higher numbers of sales generated by third-party dealers, and (b) increases at VTR Wireless, due primarily to higher sales volumes resulting from the May 2012 launch of mobile services;

•
Increases in facilities expenses of $1.8 million and $5.6 million, respectively, due primarily to higher rental and related costs associated with (i) increases in retail space used by VTR Wireless and (ii) increases in office and other space used by VTR; and

•
Decreases in personnel costs of $1.8 million or 11.0% and $3.2 million or 6.8%, respectively, resulting from the net effect of (i) lower bonus costs and, to a lesser degree, lower staffing levels at VTR and (ii) higher staffing levels and other personnel costs at VTR Wireless.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$340.9	$214.8	$126.1	58.7	15.7
The Netherlands	183.7	195.3	(11.6)	(5.9)	6.2
Switzerland	177.8	198.8	(21.0)	(10.6)	3.9
Other Western Europe	101.9	107.4	(5.5)	(5.1)	6.8
Total Western Europe	804.3	716.3	88.0	12.3	8.5
Central and Eastern Europe	137.7	144.0	(6.3)	(4.4)	(3.3)
Central and other	(36.2)	(36.1)	(0.1)	(0.3)	(13.3)
Total UPC/Unity Division	905.8	824.2	81.6	9.9	6.2
Telenet (Belgium)	240.7	250.8	(10.1)	(4.0)	8.2
VTR Group (Chile)	81.5	89.2	(7.7)	(8.6)	(6.6)
Corporate and other	(3.3)	(0.9)	(2.4)	N.M.	N.M.
Total	$1,224.7	$1,163.3	$61.4	5.3	5.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$998.1	$636.7	$361.4	56.8	8.3
The Netherlands	545.2	570.0	(24.8)	(4.4)	5.0
Switzerland	536.6	547.6	(11.0)	(2.0)	4.9
Other Western Europe	293.8	313.4	(19.6)	(6.3)	2.9
Total Western Europe	2,373.7	2,067.7	306.0	14.8	5.7
Central and Eastern Europe	410.2	413.1	(2.9)	(0.7)	(1.3)
Central and other	(116.6)	(105.3)	(11.3)	(10.7)	(22.2)
Total UPC/Unity Division	2,667.3	2,375.5	291.8	12.3	3.7
Telenet (Belgium)	713.4	737.7	(24.3)	(3.3)	6.2
VTR Group (Chile)	232.0	260.5	(28.5)	(10.9)	(8.2)
Corporate and other	2.5	9.1	(6.6)	N.M.	N.M.
Total	$3,615.2	$3,382.8	$232.4	6.9	3.2
___________

N.M. - Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	%
UPC/Unity Division:
Germany	59.9	59.2	58.9	60.2
The Netherlands	61.2	60.7	59.6	59.4
Switzerland	57.3	57.7	57.0	56.4
Other Western Europe	49.5	48.1	47.3	47.0
Total Western Europe	58.1	57.2	56.9	56.6
Central and Eastern Europe	50.3	50.9	49.4	49.3
Total UPC/Unity Division, including central and other	53.7	52.6	52.4	51.8
Telenet (Belgium)	52.2	51.3	50.8	51.6
VTR Group (Chile)	33.8	38.5	33.5	38.6

The operating cash flow margins of the UPC/Unity Division improved during the three- and nine-month periods as most of the cash flow margins of the UPC/Unity Division's operating segments improved or remained relatively unchanged. The operating cash flow margins of the UPC/Unity Division were negatively impacted by increases in the operating cash flow deficit of the UPC/Unity Division's central and other category, which increases are primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives. The changes in Germany's operating cash flow margins are attributable to the net effect of (i) the positive impact of the inclusion of KBW during 2012, (ii) higher sales and marketing, customer care and programming costs, and (iii) integration costs associated with the KBW Acquisition. The changes in the operating cash flow margins for the remaining segments of the UPC/Unity Division generally represent the net impact of improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, and competitive and economic factors. In Belgium, Telenet's operating cash flow margin improvement during the three-month period is primarily due to improved operational leverage. During the nine-month period, the decline in Telenet's operating cash flow margin is primarily due to higher programming costs that more than offset the impact of improved operational leverage. The increase in programming costs is largely attributable to Telenet's third quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments above. In the case of Chile, the decreases in the operating cash flow margins are attributable to increases in the incremental operating cash flow deficit of VTR Wireless during the three and nine months ended September 30, 2012 that were only partially offset by improvements in the operating cash flow margins of VTR. The incremental operating cash flow deficit of VTR Wireless was $22.5 million and $58.3 million during the three and nine months ended September 30, 2012, respectively, and $5.3 million and $17.4 million during the three and nine months ended September 30, 2011, respectively. VTR Wireless' operations are expected to continue to have an adverse impact on the VTR Group's operating cash flow during the remainder of 2012 and during 2013.
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

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$1,128.4	$1,121.0	$7.4	0.7	2.0
Broadband internet	602.8	576.8	26.0	4.5	9.2
Telephony	381.1	333.6	47.5	14.2	10.2
Total subscription revenue	2,112.3	2,031.4	80.9	4.0	5.4
Other revenue (c)	406.8	387.4	19.4	5.0	8.2
Total	$2,519.1	$2,418.8	$100.3	4.1	5.8

	Nine months ended September 30,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$3,435.9	$3,309.8	$126.1	3.8	1.8
Broadband internet	1,800.2	1,675.4	124.8	7.4	9.0
Telephony	1,134.1	970.4	163.7	16.9	9.2
Total subscription revenue	6,370.2	5,955.6	414.6	7.0	5.1
Other revenue (c)	1,210.4	1,150.7	59.7	5.2	6.7
Total	$7,580.6	$7,106.3	$474.3	6.7	5.3
_______________

(a)
Effective January 1, 2012, we began classifying the monthly revenue derived from certain SOHO subscribers as subscription revenue. SOHO subscribers pay a premium price to receive enhanced service levels along with video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Prior period amounts have been conformed to the current period presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

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

Total revenue. Our consolidated revenue increased $100.3 million and $474.3 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $266.9 million and $803.0 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $140.9 million or 5.8% and $379.0 million or 5.3%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011, are as follows:

	Three-month period	Nine-month period
	in millions
Increase (decrease) due to change in:
Average number of RGUs	$109.5	$297.4
ARPU	(0.1)	4.0
Organic increase	109.4	301.4
Impact of acquisitions	231.3	705.0
Impact of FX	(259.8)	(591.8)
Total	$80.9	$414.6

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $109.4 million or 5.4% and $301.4 million or 5.1% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $52.9 million or 9.2% and $151.3 million or 9.0%, respectively, as the impacts of increases in the average numbers of broadband internet RGUs were only partially offset by lower ARPU from broadband internet services, (ii) increases in subscription revenue from telephony services of $33.9 million or 10.2% and $89.5 million or 9.2%, respectively, as the impacts of increases in the average numbers of telephony RGUs were only partially offset by lower ARPU from telephony services and (iii) increases in subscription revenue from video services of $22.6 million or 2.0% and $60.6 million or 1.8%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $31.5 million or 8.2% and $77.6 million or 6.7% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases are primarily attributable to (i) higher revenue from mobile services and mobile handset sales in Belgium and Chile, (ii) increases in interconnect revenue, (iii) increases in programming revenue and (iv) increases in installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $16.0 million and $133.0 million during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011. These increases include $75.8 million and $227.8 million, respectively, attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $1.9 million and $6.5 million during the three and nine months ended September 30, 2012, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $42.6 million or 5.1% and $155.6 million or 6.2% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases primarily reflect increases in programming and other direct costs and, to a lesser extent, increases in (i) outsourced labor and professional fees, (ii) network-related expenses and (iii) interconnect and access costs. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $17.2 million and $93.7 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases include $35.1 million and $102.5 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $3.8 million and $8.7 million during the three and nine months ended September 30, 2012. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $35.8 million or 8.6% and $114.6 million or 9.4% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These increases primarily reflect (i) increases in sales and marketing costs, (ii) increases in personnel costs, (iii) increases in facilities expenses in the UPC/Unity Division and VTR and (iv) during the nine-month period, an increase in outsourced labor and professional fees. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$11.1	$14.8	$29.5	$36.4
Other LGI stock-based incentive awards	11.4	11.9	34.2	33.3
Total LGI common stock	22.5	26.7	63.7	69.7
Telenet stock-based incentive awards (b)	4.4	5.5	25.2	34.6
Other (c)	0.3	1.9	1.6	5.1
Total	$27.2	$34.1	$90.5	$109.4
Included in:
Continuing operations:
Operating expenses	$1.1	$3.0	$6.3	$12.8
SG&A expenses	26.1	29.9	84.2	92.9
Total - continuing operations	27.2	32.9	90.5	105.7
Discontinued operation	—	1.2	—	3.7
Total	$27.2	$34.1	$90.5	$109.4
_______________

(a)	Includes stock-based compensation expense related to LGI PSUs and, during the 2011 periods, the LGI Performance Plans.

(b)
During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with capital reductions. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively, and continues to recognize additional stock-based compensation expense as the underlying options vest.

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

Depreciation and amortization expense

Our depreciation and amortization expense increased $41.0 million and $171.4 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, depreciation and amortization expense increased $123.0 million or 19.6% and $361.9 million or 19.7%, respectively, due primarily to the net effect of (i) increases associated with acquisitions, primarily in Germany, (ii) increases associated with capital expenditures related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) decreases associated with certain assets becoming fully depreciated, largely in Belgium, Switzerland, Chile and the Netherlands.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $18.1 million and $32.6 million, respectively, during the three and nine months ended September 30, 2012, as compared to $17.9 million and $28.5 million, respectively, during the corresponding periods in 2011. The 2012 amounts include aggregate restructuring charges of $13.8 million and $27.7 million, respectively, associated with employee severance and termination costs related to certain reorganization activities, mostly in Germany. The 2011 amounts include direct acquisition costs of $8.5 million and $18.6 million, respectively, primarily associated with the KBW Acquisition and the Aster Acquisition.

In the case of certain of our smaller reporting units, including our broadband communications operations in Hungary, the Czech Republic and Puerto Rico, a hypothetical decline of 20% or more in the fair value of any of these reporting units could result in the need to record a goodwill impairment charge. At September 30, 2012, the goodwill associated with these reporting units aggregated $926.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

Interest expense

Our interest expense increased $44.3 million and $141.9 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Excluding the effects of FX, interest expense increased $95.7 million or 26.3% and $266.1 million or 24.5%, respectively. These increases are primarily attributable to higher average outstanding debt balances. In addition, interest expense was impacted by a slightly lower weighted average interest rate during the three-month period and a slightly higher weighted average interest rate during the nine-month period. The changes in our weighted average interest rates are primarily related to the net effect of (a) the completion of certain financing transactions that generally resulted in extended maturities and higher interest rates and (b) decreases in certain of the base rates for our variable rate indebtedness. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $10.6 million and $23.7 million during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. These decreases are primarily attributable to the net effect of (i) decreases in interest income due to (a) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances and (b) lower average cash and cash equivalent and restricted cash balances and (ii) increases in dividend income attributable to our investment in Sumitomo common stock.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions

Cross-currency and interest rate derivative contracts (a)	$(281.7)	$242.4	$(591.3)	$(163.7)
Foreign currency forward contracts	(2.8)	(0.7)	(12.5)	(45.0)
Equity-related derivative contracts (b)	47.9	113.3	(11.7)	106.3
Other	(0.6)	0.1	1.6	(1.6)
Total	$(237.2)	$355.1	$(613.9)	$(104.0)
_______________

(a)
The loss during the 2012 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Polish zloty, Swiss franc and Hungarian forint markets, (ii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the U.S. dollar, (iii) losses associated with a decrease in the value of the U.S. dollar relative to the euro, (iv) gains associated with decreases in market interest rates in the U.S. dollar market and (v) losses associated with increases in the values of the Polish zloty and Chilean peso relative to the euro. The loss during the 2012 nine-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint, Swiss franc, Polish zloty and Czech koruna markets, (ii) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso and Swiss franc relative to the euro, (iii) gains associated with decreases in market interest rates in the U.S. dollar market and (iv) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2012 periods include net losses of $29.9 million and $78.2 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2011 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean Peso, Czech koruna and Polish zloty markets, (ii) gains associated with decreases in the values of the Chilean peso, Swiss franc and Romanian lei relative to the U.S. dollar, (iii) gains associated with decreases in the values of the Polish zloty, Hungarian forint and Chilean peso relative to the euro, (iv) gains associated with an increase in the value of the U.S. dollar relative to the euro and (v) gains associated with decreases in market interest rates in the U.S. dollar market. The loss during the 2011 nine-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Polish zloty and Czech koruna markets, (ii) gains associated with decreases in the values of the Polish zloty, Chilean peso and Hungarian forint relative to the euro (iii) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar, (iv) losses associated with an increase in the value of the Swiss franc relative to the euro and (v) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the gains (losses) during the 2011 periods include net gains of $73.6 million and $104.6 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)
Includes gains (losses) related to the Sumitomo Collar. These gains (losses) are primarily attributable to (i) decreases (increases) in the market price of Sumitomo common stock and (ii) increases (decreases) in the value of the Japanese yen relative to the U.S. dollar. The 2011 nine-month period also includes a $27.5 million loss related to a total return swap entered into in connection with the KBW Purchase Agreement. This swap was ultimately terminated for no consideration in connection with the KBW Acquisition.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$115.4	$(496.2)	$134.1	$(143.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(3.3)	(19.9)	26.3	(44.2)
U.S. dollar denominated debt issued by European subsidiaries	63.7	(207.7)	(16.3)	52.5
Yen denominated debt issued by a U.S. subsidiary	(28.4)	(51.6)	15.1	(60.5)
Other	2.8	(11.7)	(4.4)	(2.1)
Total	$150.2	$(787.1)	$154.8	$(197.9)
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

Realized and unrealized losses due to changes in fair values of certain investments and debt, net

Our realized and unrealized losses due to changes in fair values of certain investments and debt include unrealized losses associated with changes in fair values that are non-cash in nature until such time as these losses are realized through cash transactions. The details of our realized and unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	in millions
Investments (a):
Sumitomo	$(17.0)	$(45.0)	$(1.0)	$(73.9)
Other, net (b)	(1.1)	(18.4)	(0.3)	(25.0)
Debt — UGC Convertible Notes (c)	—	—	—	(107.0)
Total	$(18.1)	$(63.4)	$(1.3)	$(205.9)

_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

(b)
The 2012 amounts include increases in the fair value of Chellomedia's investment in Cyfra+ that were largely offset by decreases in the fair values of certain other investments. The 2011 amounts include decreases in the fair value of Cyfra+ and certain other investments.

(c)
Represents changes in the fair value of the 1.7% euro-denominated convertible senior notes issued by UnitedGlobalCom, Inc. (UGC) (the UGC Convertible Notes), including amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars. The UGC Convertible Notes were converted into LGI common stock in April 2011. UGC is a wholly-owned subsidiary of LGI.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $13.8 million and $27.5 million during the three and nine months ended September 30, 2012, respectively, as compared to $12.3 million and $218.7 million during the three and nine months ended September 30, 2011, respectively.  The loss during the 2012 nine-month period includes (i) a loss of $10.2 million during the third quarter representing the difference between the carrying value and redemption price of the UM Senior Secured Floating Rate Exchange Notes, (ii) a loss of $7.0 million associated with the Unitymedia KabelBW Exchange and the Special Optional Redemptions, including $5.6 million of third-party costs (of which $2.9 million and $2.4 million were incurred during the first and second quarter, respectively) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions, (iii) a loss of $4.4 million during the third quarter associated with the refinancing of the Liberty Puerto Rico Bank Facility, including (a) $3.8 million of third-party costs incurred in connection with the New Liberty Puerto Rico Bank Facility and (b) the write-off of deferred financing fees of $0.6 million relating to repayment of the Old Liberty Puerto Rico Bank Facility, (iv) the write-off of deferred financing fees of $2.0 million during the second quarter associated with the repayment of the Chellomedia Bank Facility, (v) the incurrence of third-party costs of $2.0 million during the first quarter associated with the execution of Facility AE under the UPC Broadband Holding Bank Facility and (vi) the write-off of $1.9 million of deferred financing costs during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, N and O under the UPC Broadband Holding Bank Facility.

The loss during the 2011 nine-month period includes (i) a debt conversion loss of $187.2 million recognized primarily during the second quarter related to the exchange of substantially all of LGI's 4.50% convertible senior notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, P, T and U under the UPC Broadband Holding Bank Facility and (iii) the write-off of $9.7 million of deferred financing costs and the incurrence of $5.4 million of third-party costs in connection with the prepayment of amounts outstanding under Telenet Facilities K, L1, G and J of the Telenet Credit Facility during the first and third quarters. For additional information, see note 7 to our condensed consolidated financial statements.

Gains due to changes in ownership

During the three months ended September 30, 2012, we recognized gains aggregating $52.5 million in connection with the acquisition of controlling interests in certain of our equity method affiliates, including a $36.8 million gain associated with MGM Latin America and a $15.7 million gain associated with a Latin American programming channel.  These gains represent the excess, at the applicable transaction dates, of the fair value over the carrying value of our investment in each of these entities.  For additional information, see note 2 to our condensed consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $61.1 million and income tax benefit of $4.4 million during the three months ended September 30, 2012 and 2011, respectively.

The income tax expense during the three months ended September 30, 2012 differs from the expected income tax expense of $19.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) a net increase in valuation allowances.

The income tax benefit during the three months ended September 30, 2011 differs from the expected income tax benefit of $126.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

We recognized income tax expense of $106.0 million and $22.6 million during the nine months ended September 30, 2012 and 2011, respectively.

The income tax expense during the nine months ended September 30, 2012 differs from the expected income tax benefit of $50.3 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest and other items, (ii) a net increase in valuation allowances, (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (iv) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

The income tax expense during the nine months ended September 30, 2011 differs from the expected income tax benefit of $121.3 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest and other items and (ii) a net increase in valuation allowances.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended September 30, 2012 and 2011, we reported losses from continuing operations of $5.8 million and $356.8 million, respectively, including (i) operating income of $509.1 million and $483.2 million, respectively, (ii) non-operating expense of $453.8 million and $844.4 million, respectively, and (iii) income tax benefit (expense) of ($61.1 million) and $4.4 million, respectively.

During the nine months ended September 30, 2012 and 2011, we reported losses from continuing operations of $249.7 million and $369.3 million, respectively, including (i) operating income of $1,482.4 million and $1,410.3 million, respectively, (ii) non-operating expense of $1,626.1 million and $1,757.0 million, respectively, and (iii) income tax expense of $106.0 million and $22.6 million, respectively.

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

Discontinued operation

Our results from our discontinued operation include (i) earnings from Austar of nil and $35.5 million during the three and nine months ended September 30, 2012, respectively, as compared to $12.8 million and $118.6 million during the respective 2011 periods, and (ii) a $924.1 million after-tax gain recognized upon the May 23, 2012 completion of the Austar Transaction. The declines in Austar's earnings during the 2012 periods are due largely to (a) the $80.7 million after-tax impact of the gain on the sale of Austar's spectrum licenses that was included in Austar's results of operations during the first quarter of 2011 and (b) the sale of Austar during the second quarter of 2012. The above factors were partially offset by the impact of not recording depreciation and amortization on Austar's long-lived assets during 2012 as a result of our determination that Austar was held-for-sale effective December 31, 2011. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings (loss) attributable to noncontrolling interests

Net earnings (loss) attributable to noncontrolling interests was $16.6 million and $55.8 million during the three and nine months ended September 30, 2012, respectively, as compared to ($10.9 million) and $87.0 million during the three and nine months ended September 30, 2011, respectively. The change during the three-month period is primarily attributable to an improvement in the results of operations of Telenet. The change during the nine-month period is primarily attributable to a decline in the results of operations of Austar, as discussed in the preceding paragraph. For additional information, see note 2 to our condensed consolidated financial statements.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Telenet, UPC Holding, UPC Broadband Holding, Unitymedia KabelBW, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2012. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2012 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$416.7
Non-operating subsidiaries	1,686.2
Total LGI and non-operating subsidiaries	2,102.9
Operating subsidiaries:
Telenet	1,047.1
UPC Holding (excluding VTR Group)	66.9
VTR Group (a)	29.2
Unitymedia KabelBW (b)	26.0
Liberty Puerto Rico	24.9
Chellomedia	17.7
Other operating subsidiaries	2.6
Total operating subsidiaries	1,214.4
Total cash and cash equivalents (c)	$3,317.3

_______________

(a)	Includes $4.7 million of cash and cash equivalents held by VTR Wireless.

(b)	KBW became a subsidiary of Unitymedia KabelBW as a result of the May 2012 KBW Fold-in. For additional information, see note 7 to our condensed consolidated financial statements.

(c)
A significant portion of our subsidiaries' cash and cash equivalents may be used to fund the LGI Telenet Tender or the Telenet Self-Tender during the fourth quarter of 2012, as further described in notes 2 and 9, respectively, to our condensed consolidated financial statements.

Liquidity of LGI and its Non-operating Subsidiaries

The $416.7 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $1,686.2 million of cash and cash equivalents held by LGI's non-operating subsidiaries, represented available liquidity at the corporate level at September 30, 2012. Our remaining cash and cash equivalents of $1,214.4 million at September 30, 2012 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI's non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries' cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI's operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. No assurance can be given that any external funding would be available to LGI or its non-operating subsidiaries on favorable terms, or at all. See note 2 to our condensed consolidated financial statements for information concerning the disposition of Austar and note 9 to our condensed consolidated financial statements for information concerning recent and pending capital distributions of Telenet and VTR.

At September 30, 2012, our consolidated cash and cash equivalents balance includes $2,931.1 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan. From time to time, LGI and its non-operating subsidiaries may also require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities or (vi) income tax payments. For information regarding the LGI Telenet Tender, see note 2 to our condensed consolidated financial statements.

During the first nine months of 2012, we repurchased a total of 2,715,980 shares of our LGI Series A common stock at a weighted average price of $46.62 per share and 10,248,714 shares of our LGI Series C common stock at a weighted average price of $48.18 per share, for an aggregate purchase price of $620.3 million, including direct acquisition costs. At September 30, 2012, the remaining amount authorized under our most recent stock repurchase program was $391.0 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Liberty Puerto Rico, Telenet, Unitymedia KabelBW, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2012, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries' liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the MGM Acquisition and the Telenet Self-Tender, see notes 2 and 9, respectively, to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we strive to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. The ratio of our September 30, 2012 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2012 was 5.4x. In addition, the ratio of our September 30, 2012 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended September 30, 2012 was 4.7x.

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

At September 30, 2012, our outstanding consolidated debt and capital lease obligations aggregated $26.5 billion, including $292.4 million that is classified as current in our condensed consolidated balance sheet and $25.6 billion that is due in 2016 or thereafter.

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

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at September 30, 2012.

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

Summary. During the nine months ended September 30, 2012, we used net cash provided by our operating activities of $1,825.0 million and net cash provided by our financing activities of $379.7 million to fund net cash used by our investing activities of $555.9 million and a $1,648.8 million increase in our cash and cash equivalents (excluding a $17.3 million increase due to FX).

Operating Activities. Net cash provided by our operating activities increased $99.9 million, from $1,725.1 million during the first nine months of 2011 to $1,825.0 million during the first nine months of 2012. This increase in cash provided is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the KBW Acquisition, (ii) a decrease in cash provided attributable to higher cash payments for interest, due largely to the KBW Acquisition, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower cash payments related to derivative instruments and (v) an increase in cash provided due to lower net cash payments for taxes.

Investing Activities. Net cash used by our investing activities decreased $3,192.2 million, from $3,748.1 million during the first nine months of 2011 to $555.9 million during the first nine months of 2012. This decrease in cash used is primarily attributable to (i) a decrease in cash used of $1,506.3 million related to an escrow account that was established in connection with the March 2011 execution of the KBW Purchase Agreement, (ii) a decrease in cash used of $1,055.4 million associated with cash proceeds received in connection with the Austar Transaction and (iii) a decrease in cash used of $713.0 million due to lower cash paid in connection with acquisitions, net of cash acquired. Capital expenditures increased from $1,415.7 million during the first nine months of 2011 to $1,450.7 million during the first nine months of 2012, as a net increase in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, was only partially offset by a decrease due to FX.

As further discussed and quantified below, the capital expenditures that we report in our condensed consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these expenditures are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the related principal is repaid.

The UPC/Unity Division accounted for $951.2 million and $925.4 million (including $383.8 million and $233.8 million attributable to Unitymedia KabelBW, respectively) of our consolidated capital expenditures during the nine months ended September 30, 2012 and 2011, respectively. The UPC/Unity Division capital expenditure amounts exclude $163.4 million and $61.6 million, respectively, of capital additions that were financed under vendor financing or capital lease arrangements. The increase in the capital expenditures of the UPC/Unity Division (excluding the impact of capital additions financed under vendor financing or capital lease arrangements) is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects to expand services and (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

Telenet accounted for $279.1 million and $280.0 million of our consolidated capital expenditures during the nine months ended September 30, 2012 and 2011, respectively. These amounts exclude $33.7 million and $23.8 million, respectively, of capital additions that were financed under capital lease arrangements. The decrease in Telenet's capital expenditures (excluding the impact of capital additions financed under capital lease arrangements) is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, and (iv) an increase in expenditures for new build and upgrade projects to expand services.

The VTR Group accounted for $178.9 million and $182.3 million (including $21.1 million and $38.0 million attributable to VTR Wireless, respectively) of our consolidated capital expenditures during the nine months ended September 30, 2012 and 2011, respectively. The decrease in the capital expenditures of the VTR Group is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, and (v) a decrease due to FX.

Consistent with the disclosure provided in our 2011 Annual Report on Form 10-K, we continue to expect the percentage of revenue represented by our aggregate full year 2012 capital expenditures (excluding the estimated impact of capital additions to be financed under vendor financing or capital lease arrangements) to decline as compared to 2011. We believe that the ranges disclosed in our 2011 Annual Report on Form 10-K with respect to our segments are consistent with our latest estimates. It should be noted, however, that the disclosure provided in our 2011 Annual Report on Form 10-K set forth separate expected ranges for Unitymedia KabelBW and KBW. Subsequent to the filing of our 2011 Annual Report on Form 10-K, we completed the KBW Fold-in, whereby, among other matters, KBW became a subsidiary of Unitymedia KabelBW. Accordingly, we are providing a combined range for Unitymedia KabelBW (including KBW) of 22% to 24%. This combined range corresponds to the separate ranges disclosed in our 2011 Annual Report on Form 10-K.

Financing Activities. Net cash provided by our financing activities was $379.7 million during the first nine months of 2012, as compared to net cash used by our financing activities of $595.0 million during the first nine months of 2011. This change is primarily attributable to the net effect of (i) an increase in cash of $676.1 million related to higher net borrowings of debt, (ii) an increase in cash of $173.0 million due to lower repurchases of our LGI Series A and Series C common stock, (iii) an increase in cash of $163.9 million associated with lower payments of financing-related costs, mainly due to $187.5 million of exchange offer consideration that was paid during the second quarter of 2011, and (iv) a decrease in cash of $79.3 million due to higher cash payments related to derivative instruments. The increase in our net borrowings of debt was partially offset by a decrease due to FX.

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

The following table provides the details of our free cash flow:

	Nine months ended
	September 30,
	2012	2011
	in millions

Net cash provided by operating activities of our continuing operations	$1,825.0	$1,725.1
Excess tax benefits from stock-based compensation	3.7	33.3
Cash payments for direct acquisition costs	19.5	17.0
Capital expenditures	(1,450.7)	(1,415.7)
Principal payments on vendor financing obligations	(59.9)	(3.4)
Principal payments on certain capital leases	(9.4)	(8.2)
Free cash flow	$328.2	$348.1

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

Contractual Commitments

As of September 30, 2012, the U.S. dollar equivalents (based on September 30, 2012 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Debt (excluding interest)	$62.3	$174.0	$12.5	$386.9	$2,898.9	$6,410.1	$15,275.4	$25,220.1
Capital leases (excluding interest)	15.0	68.7	71.0	70.1	71.7	74.2	986.4	1,357.1
Operating leases	48.7	130.7	104.9	95.0	77.8	65.9	295.9	818.9
Programming commitments	94.8	221.8	140.8	68.0	46.3	42.6	0.4	614.7
Other commitments	377.9	295.1	178.8	162.5	123.6	87.3	1,268.6	2,493.8
Total (a)	$598.7	$890.3	$508.0	$782.5	$3,218.3	$6,680.1	$17,826.7	$30,504.6
Projected cash interest payments on debt and capital lease obligations (b)	$394.2	$1,570.3	$1,642.9	$1,641.8	$1,640.7	$1,510.1	$3,493.6	$11,893.6
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our September 30, 2012 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($272.4 million at September 30, 2012) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest rate payment dates and contractual maturities in effect as of September 30, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2012 and 2011, (i) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $774.0 million and $712.8 million, respectively, (including intercompany charges that eliminate in consolidation of $58.4 million and $60.7 million, respectively) and (ii) the third-party programming costs incurred by our programming distribution operations aggregated $78.4 million and $86.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2016, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet's commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (ii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iii) satellite commitments associated with satellite carriage services provided to our company, (iv) purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us, (v) certain fixed minimum contractual commitments associated with our agreements with franchise or municipal authorities and (vi) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements or tender offers are not reflected in the above table. For information concerning the LGI Telenet Tender and the Telenet Self-Tender, see notes 2 and 9, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2012 and 2011, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At September 30, 2012, $1,917.7 million or 57.8% and $1,274.4 million or 38.4% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At September 30, 2012, the aggregate fair value of this investment was $616.9 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries' borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2012, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries' respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2012, (i) approximately 1% to 3% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 14% to 16% of our capital expenditures (excluding capital lease and vendor financing arrangements) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland, Hungary and the United Kingdom. Our expectations with respect to our non-functional currency transactions during the remainder of 2012 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro and British pound sterling and the forward sale of the U.S. dollar, euro, Swiss franc, Chilean peso, Czech koruna, Polish zloty, Hungarian forint and Romanian lei to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of September 30,

2012. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries or affiliates will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended September 30, 2012 was to the euro as 64.8% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2012	December 31, 2011
Spot rates:
Euro	0.7767	0.7716
Swiss franc	0.9389	0.9388
Hungarian forint	221.32	242.76
Polish zloty	3.1949	3.4431
Czech koruna	19.516	19.653
Romanian lei	3.5248	3.3367
Chilean peso	475.25	519.50
Australian dollar	0.9628	0.9751

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Average rates:
Euro	0.7989	0.7081	0.7803	0.7113
Swiss franc	0.9617	0.8254	0.9398	0.8791
Hungarian forint	226.04	194.78	227.17	193.02
Polish zloty	3.3038	2.9415	3.2828	2.8583
Czech koruna	20.022	17.271	19.611	17.328
Romanian lei	3.6146	3.0172	3.4623	2.9930
Chilean peso	482.11	471.86	489.08	474.23
Australian dollar	0.9626	0.9529	0.9668	0.9630

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the EURIBOR-indexed debt of Unitymedia KabelBW and Telenet and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2012, we effectively paid a fixed interest rate on substantially all of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2012 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at September 30, 2012 declines to 83%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At September 30, 2012, our variable-rate indebtedness aggregated $8.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.0%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $41.0 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At September 30, 2012, our exposure to credit risk included (i) derivative assets with a fair value of $701.5 million, (ii) cash and cash equivalent and restricted cash balances of $3,345.7 million and (iii) aggregate undrawn debt facilities of $2,186.2 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2012:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €430.9 million ($554.8 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €152.9 million ($196.9 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €240.0 million ($309.0 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €60.9 million ($78.4 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €61.7 million ($79.4 million); and

(v)
an instantaneous increase in UPC Broadband Holding's credit spread of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €16.2 million ($20.9 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €16.7 million ($21.5 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2012, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €129.6 million ($166.9 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2012, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €58.8 million ($75.7 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €60.8 million ($78.3 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at September 30, 2012, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €41.7 million ($53.7 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €45.1 million ($58.1 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2012, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 27.8 billion ($58.5 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2012:

(i)
an instantaneous increase in the Japanese yen risk-free rate of 50 basis points (0.50%) would have decreased the fair value of the Sumitomo Collar by ¥1.94 billion ($24.9 million) and conversely, a decrease of 50 basis points would have increased the value by ¥2.48 billion ($31.8 million); and

(ii)
an instantaneous increase of 10% in the per share market price of Sumitomo's common stock would have decreased the fair value of the Sumitomo Collar by approximately ¥4.14 billion ($53.1 million) and conversely, a decrease of 10% would have increased the value by approximately ¥4.65 billion ($59.7 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2012	Year ended December 31,
		2013	2014	2015	2016	2017	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(33.4)	$414.9	$508.7	$149.4	$236.5	$66.9	$136.7	$1,479.7
Principal-related (b)	1.1	—	492.5	45.1	181.3	(126.4)	(81.7)	511.9
Other (c)	0.4	26.3	25.5	25.5	(225.7)	(227.3)	(144.4)	(519.7)
Total	$(31.9)	$441.2	$1,026.7	$220.0	$192.1	$(286.8)	$(89.4)	$1,471.9
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2012. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2012, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company's purchase of its own equity securities during the three months ended September 30, 2012:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2012 through July 31, 2012:
Series A	15,200	$49.27	15,200	(b)
Series C	1,358,400	$48.90	1,358,400	(b)
August 1, 2012 through August 31, 2012:
Series A	—	$—	—	(b)
Series C	1,271,000	$51.89	1,271,000	(b)
September 1, 2012 through September 30, 2012:
Series A	—	$—	—	(b)
Series C	971,500	$54.60	971,500	(b)
Total - July 1, 2012 through September 30, 2012:
Series A	15,200	$49.27	15,200	(b)
Series C	3,600,900	$51.49	3,600,900	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
On December 14, 2011, our board of directors authorized a new equity repurchase program of up to $1.0 billion. At September 30, 2012, the remaining amount authorized under this program was $391.0 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Facility Agreement, dated October 12, 2012, among Binan Investments B.V., as Borrower; BNP Paribas as Facility Agent and Security Agent; BNP Paribas, Fortis Bank SA/NV, ING Belgium NV/SA, J.P. Morgan Securities PLC and The Royal Bank of Scotland PLC as Mandated Lead Arrangers; Fortis Bank SA/NV, ING Belgium NV/SA, J.P. Morgan Chase Bank NA, Brussels Branch and The Royal Bank of Scotland PLC, Belgium Branch as the Issuing Banks; and the financial institutions listed therein as the Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 16, 2012 (File No. 000-51360)).

4.2
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility.*

4.3
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility.*

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

LIBERTY GLOBAL, INC.

Dated:	November 2, 2012	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 2, 2012	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	November 2, 2012	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Facility Agreement, dated October 12, 2012, among Binan Investments B.V., as Borrower; BNP Paribas as Facility Agent and Security Agent; BNP Paribas, Fortis Bank SA/NV, ING Belgium NV/SA, J.P. Morgan Securities PLC and The Royal Bank of Scotland PLC as Mandated Lead Arrangers; Fortis Bank SA/NV, ING Belgium NV/SA, J.P. Morgan Chase Bank NA, Brussels Branch and The Royal Bank of Scotland PLC, Belgium Branch as the Issuing Banks; and the financial institutions listed therein as the Original Lenders (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed October 16, 2012 (File No. 000-51360)).

4.2
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility.*

4.3
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility.*

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