Form 10-K
period 2012-12-31
Liberty Global, Inc.
filed 2013-02-13
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12.3 billion.
The number of outstanding shares of Liberty Global, Inc.’s common stock as of February 8, 2013 was: 141,342,038 shares of Series A common stock; 10,191,436 shares of Series B common stock; and 105,261,420 shares of Series C common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL, INC.
2012 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    BUSINESS
General Development of Business
Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated operations at December 31, 2012, serving 19.8 million customers across 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding and the broadband communications operations in Germany of Unitymedia KabelBW GmbH (formerly known as Unitymedia GmbH) (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to as the “UPC/Unity Division.” UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. Through Liberty Global Europe’s majority-owned subsidiary, Telenet Group Holding NV (Telenet), a publicly-listed Belgian company, we provide video, broadband internet and telephony services in Belgium. Our operations also include (1) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary and (2) consolidated interests in certain programming businesses and other services in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.
In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.
Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2012, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2012.
Recent Developments
Pending Acquisition of Virgin Media
On February 5, 2013, we entered into an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media Inc. (Virgin Media) and certain of our subsidiaries, pursuant to which we will acquire Virgin Media in a stock and cash merger (the Virgin Media Acquisition). Virgin Media is one of the United Kingdom’s largest providers of residential broadband internet, video and fixed-line telephony services in terms of number of customers.
Subject to the terms and conditions of the Virgin Media Merger Agreement, which has been approved unanimously by both our and Virgin Media’s board of directors:

•
each share of common stock, par value $0.01 per share, of Virgin Media will be converted into the right to receive (a) 0.2582 Class A ordinary shares of a new public limited company organized under the laws of the United Kingdom (UK Holdco), (b) 0.1928 Class C ordinary shares of UK Holdco and (c) $17.50 in cash; and

•
each share of Series A common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class A ordinary share of UK Holdco, each share of Series B common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class B ordinary share of UK Holdco, and each share of Series C common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class C ordinary share of UK Holdco.

Each Class A ordinary share of UK Holdco will be entitled to one vote per share, each Class B ordinary share of UK Holdco will be entitled to ten votes per share and each Class C ordinary share of UK Holdco will be issued without voting rights. As of January 31, 2013, there were approximately 269.3 million shares of Virgin Media common stock outstanding, 16.0 million shares of Virgin Media common stock underlying outstanding Virgin Media share awards and 52.0 million shares of Virgin Media common stock issuable upon conversion of outstanding Virgin Media convertible debt (excluding any shares issuable as a result of the make-whole premium provision of such convertible debt).

Consummation of the Virgin Media Acquisition is subject to customary conditions, including (1) regulatory and antitrust approvals, including the European Commission and competition authorities, (2) the adoption of the merger agreement by the stockholders of LGI and Virgin Media and (3) the approval of the shares of UK Holdco being listed for quotation on the NASDAQ Global Select Market. Under the Virgin Media Merger Agreement, we have agreed, among other things, to certain covenants that may place certain restrictions on us and our subsidiaries, none of which restrictions are expected to have a material adverse impact on our business or operations.
For additional information on the Virgin Media Merger Agreement and the financing for such transaction, see note 19 to our consolidated financial statements included in Part II of this Annual Report.
Unless otherwise noted, the following description of our business, including the summary of competition and regulatory matters, and the discussion of our most significant risk factors and the other statements made in Item 1. Business, Item 1A. Risk Factors, Item 2. Properties and Item 3. Legal Proceedings, focuses on our existing operations and business exclusive of the impact of the Virgin Media Acquisition and any forward looking statements contained herein do not take into account the impact of the Virgin Media Acquisition.
Recent Acquisitions

•
Telenet. On February 1, 2013, Binan Investments B.V. (Binan), our wholly-owned subsidiary, completed a cash tender offer (the LGI Telenet Tender) for all of Telenet’s issued and outstanding shares (the Telenet Bid Shares) and other securities giving access to voting rights that Binan did not already own or that were not held by Telenet. Pursuant to the LGI Telenet Tender, Binan acquired approximately 9.5 million Telenet Bid Shares, increasing our total ownership interest in Telenet to 58.4% (based on the total number of issued and outstanding Telenet shares at February 1, 2013). In connection with the launch of the LGI Telenet Tender, we were required to place €1,142.5 million ($1,464.1 million at the transaction date) of cash into a restricted account to secure a portion of the aggregate offer consideration. On February 1, 2013, we used €332.5 million ($454.6 million at the transaction date) of this restricted cash account to fund the LGI Telenet Tender and the remaining amount was released from restrictions.

•
Puerto Rico. On November 9, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), completed a series of transactions (collectively, the Puerto Rico Transaction) with certain investment funds affiliated with Searchlight Capital Partners L.P. (Searchlight) that resulted in their joint ownership of (1) Liberty Cablevision of Puerto Rico LLC (Old Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (2) San Juan Cable LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. Pursuant to the Puerto Rico Transaction, Old Liberty Puerto Rico and OneLink merged with OneLink as the surviving entity, which immediately changed its name to Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). Following the Puerto Rico Transaction, LGI Broadband Operations owns indirectly 60.0% of Liberty Puerto Rico, with the remaining 40.0% owned indirectly by Searchlight. We completed the Puerto Rico Transaction in order to achieve certain financial, operational and strategic benefits through the integration of OneLink with our existing operations in Puerto Rico.

For additional information on the above acquisitions, including related financings, see notes 3 and 9 to our consolidated financial statements included in Part II of this Annual Report. In addition, during 2012, we completed various other smaller acquisitions in the normal course of business.
Disposition

•
Austar. On July 11, 2011, our company and Austar United Communications Limited (Austar) entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL agreed to acquire 100% of Austar’s ordinary shares through a series of transactions, one of which involved our temporary acquisition of the 45.85% of Austar’s ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by a loan from FOXTEL. On May 23, 2012, FOXTEL acquired 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.50 at the transaction date) per share in cash, which represented a total equity sales price of AUD 1,932.7 million ($1,906.6 million at the transaction date) for the 100% interest in Austar (based on Austar ordinary shares outstanding at the transaction date) or AUD 1,046.5 million ($1,056.1 million after taking into account applicable foreign currency forward contracts) for our 54.15% interest in Austar.

For additional information on the above transaction, see note 4 to our consolidated financial statements included in Part II of this Annual Report.

Financings

•
Unitymedia KabelBW Notes. Prior to the transactions described below, the Kabel BW GmbH (KBW) notes consisted of (1) UPC Germany HoldCo 1 GmbH’s €680.0 million ($897.5 million) principal amount of 9.5% Senior Notes (the KBW Senior Notes) and (2) KBW’s (a) €800.0 million ($1,055.8 million) principal amount of 7.5% Senior Secured Notes (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% Senior Secured Notes (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (c) €420.0 million ($554.3 million) principal amount of Senior Secured Floating Rate Notes (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes).

In May 2012, Unitymedia KabelBW and certain of its subsidiaries completed (1) the exchange (the Unitymedia KabelBW Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of 9.5% senior notes issued by Unitymedia KabelBW due March 15, 2021 and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of 7.5% senior secured notes due March 15, 2019 issued by two subsidiaries of Unitymedia KabelBW (the UM Senior Secured Exchange Notes), (2) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia KabelBW Exchange and (3) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became an indirect subsidiary of Unitymedia KabelBW. The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were initially funded with borrowings under the Unitymedia KabelBW €80.0 million ($105.6 million) revolving credit facility agreement and the New Unitymedia KabelBW Revolving Credit Facility, as defined below. Additionally, in connection with the transactions described above, the KBW revolving credit facility agreement was canceled.

•
Unitymedia KabelBW Revolving Credit Facilities. A subsidiary of Unitymedia KabelBW is the borrower under a €312.5 million ($412.4 million) secured revolving credit facility agreement, entered into on May 1, 2012, with certain lenders (the New Unitymedia KabelBW Revolving Credit Facility). On August 28, 2012, the New Unitymedia KabelBW Revolving Credit Facility was increased to €337.5 million ($445.4 million). Borrowings under the New Unitymedia KabelBW Revolving Credit Facility, which mature on June 30, 2017, may be used for general corporate and working capital purposes.

•
Unitymedia KabelBW Secured Notes. On September 19, 2012, the issuers of the UM Senior Secured Exchange Notes issued €650.0 million ($857.8 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the September 2012 UM Senior Secured Notes). The net proceeds from the issuance of the September 2012 UM Senior Secured Notes were used to redeem in full the senior secured floating rate notes issued by two subsidiaries of Unitymedia KabelBW due March 15, 2018, at a redemption price of 101%, with the remaining €241.8 million ($319.1 million) available for general corporate purposes.

On December 14, 2012, the issuers of the UM Senior Secured Exchange Notes issued $1.0 billion principal amount of 5.5% senior secured notes due January 15, 2023 (the December 2012 UM Dollar Senior Secured Notes) and €500.0 million ($659.9 million) principal amount of 5.75% senior secured notes due January 15, 2023 (the December 2012 UM Euro Senior Secured Notes, and together with the December 2012 UM Dollar Senior Secured Notes, the December 2012 UM Senior Secured Notes), each at par. The net proceeds from the issuance of the December 2012 UM Senior Secured Notes were used to redeem or repurchase (1) all of the 8.125% dollar senior secured notes and (2) €524.0 million ($691.6 million) of the 8.125% euro senior secured notes (the 2009 UM Euro Senior Secured Notes).
On January 21, 2013, the issuers of the UM Senior Secured Exchange Notes issued €500.0 million ($659.9 million) principal amount of 5.125% senior secured notes due January 21, 2023 (the January 2013 UM Senior Secured Notes) at par. The net proceeds from the issuance of the January 2013 UM Senior Secured Notes will be used to redeem a portion of the 2009 UM Euro Senior Secured Notes.

•
UPC Broadband Holding Bank Facility Refinancing Transactions. The UPC Broadband Holding Bank Facility is the senior secured credit facility of UPC Broadband Holding BV (UPC Broadband Holding), a wholly-owned subsidiary of UPC Holding. On February 23, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AE Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility AE Accession Agreement, certain of the lenders under Facility S (the Rolling S Lenders) rolled all or part of their existing commitments under Facility S into the new Facility AE in an aggregate principal amount of €535.5 million ($706.8 million). Liberty Global Services B.V. (Liberty Global Services), a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AE Accession Agreement and novated its Facility AE commitments to the Rolling S Lenders. The final maturity date of Facility AE is December 31, 2019.

On November 21, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AF Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility AF Accession Agreement, certain of the lenders under Facility AB (the Rolling AB Lenders) rolled their existing commitments under Facility AB into the new Facility AF in an aggregate amount of $500.0 million. Liberty Global Services was the initial lender under the Additional Facility AF Accession Agreement and novated its Facility AF commitments to the Rolling AB Lenders. The final maturity date of the Facility AF is January 31, 2021.

•
UPC Holding Senior Notes. On September 21, 2012, UPC Holding issued €600.0 million ($791.9 million) principal amount of 6.375% senior notes due September 15, 2022 at an issue price of 99.094%, resulting in cash proceeds before commissions and fees of €594.6 million ($773.1 million at the transaction date).

•
UPCB SPE Notes. UPCB Finance VI Limited (UPCB Finance VI) is a special purpose financing company that is owned 100% by a charitable trust. In February 2012, the UPCB Finance VI issued $750.0 million principal amount of 6.875% senior secured notes due January 15, 2022 (UPCB Finance VI Notes). UPCB Finance VI used the proceeds from the UPCB Finance VI Notes to fund a new additional facility (Facility AD) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership, a wholly-owned subsidiary of UPC Holding, as the borrower. The proceeds from Facility AD were used to repay in full the amounts outstanding under Facilities M, N and O of the UPC Broadband Holding Bank Facility.

•
Telenet Credit Facility. The Telenet Credit Facility is the senior secured credit facility of Telenet NV and Telenet International Finance S.á r.l. (Telenet International), each a wholly-owned subsidiary of Telenet. On February 17, 2012, Telenet International entered into an additional facility accession agreement (the Additional Facility T Accession Agreement) under the Telenet Credit Facility. Pursuant to the Additional Facility T Accession Agreement, certain lenders agreed to provide a new term loan facility in an aggregate principal amount of €175.0 million ($230.9 million) (the Telenet Facility T).

On February 29, 2012, Telenet International entered into two additional facility accession agreements, the Additional Facility Q2 Accession Agreement (the Q2 Accession Agreement) and the Additional Facility R2 Accession Agreement (the R2 Accession Agreement) under the Telenet Credit Facility. Pursuant to the Q2 Accession Agreement and the R2 Accession Agreement, certain lenders agreed to provide new term loan facilities in an aggregate principal amount of €74.0 million ($97.7 million) (Telenet Facility Q2) and €50.0 million ($66.0 million) (Telenet Facility R2), respectively. In connection with these transactions, certain lenders under the existing Telenet Facility Q and Telenet Facility R under the Telenet Credit Facility agreed to novate their existing Telenet Facility Q commitments (in an aggregate amount of €74.0 million ($97.7 million)) and their existing Telenet Facility R commitments (in an amount of €50.0 million ($66.0 million)) to Telenet Luxembourg Finance Centre S.á r.l., a subsidiary of Telenet NV, and to enter into the new Telenet Facility Q2 and Telenet Facility R2. Telenet Facilities Q and R were reduced by the amounts of Telenet Facilities Q2 and R2 during the first quarter of 2012 using the proceeds from Telenet Facility T. Telenet Facilities Q2 and R2 were each drawn in full on August 31, 2012 and subsequently merged into Telenet Facilities Q and R, respectively.

•
Telenet SPE Notes. Telenet Finance V Luxembourg S.C.A. (Telenet Finance V) is a special purpose financing company that is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On August 13, 2012, Telenet Finance V issued (1) €450.0 million ($593.9 million) principal amount of 6.25% senior secured notes (the 6.25% Telenet Finance V Notes) due 2022 and (2) €250.0 million ($329.9 million) principal amount of 6.75% senior secured notes (the 6.75% Telenet Finance V Notes, together with the 6.25% Telenet Finance V Notes, the Telenet Finance V Notes) due 2024 and used the proceeds to fund new Telenet Facilities U and V (Telenet Facilities U and V), respectively, each under the Telenet Credit Facility, with Telenet International as the borrower for each facility.

•
New Liberty Puerto Rico Bank Facility. On August 13, 2012, Liberty Puerto Rico entered into a new bank credit facility (the August 2012 Liberty Puerto Rico Bank Facility), the proceeds of which were used to repay the Old Liberty Puerto Rico bank facility and for general corporate purposes. The August 2012 Liberty Puerto Rico Bank Facility consists of (1) a $175.0 million senior secured term loan (the August 2012 LPR Term Loan) at an issue price of 99.0% and (2) a $10.0 million senior secured revolving credit facility (the August 2012 LPR Revolving Loan). The August 2012 LPR Term Loan has a final maturity of June 9, 2017. In connection with the completion of the Puerto Rico Transaction, (1) borrowings under the August 2012 LPR Term Loan became a new pari passu tranche of OneLink’s existing bank credit facility, consisting of (a) a $145.0 million second lien term loan (the LPR Term Loan A), (b) a $345.0 million term loan (the LPR Term Loan B) and (c) a $25.0 million revolving credit facility (the LPR Revolving Loan), with OneLink as the borrower and (2) the August 2012 LPR Revolving Loan was canceled. The LPR Term Loan A, the LPR Term Loan B and the LPR Revolving Loan have final maturities of June 9, 2018, June 9, 2017 and June 9, 2016, respectively.

For a further description of the terms of the above financings, including call provisions, and certain other transactions affecting our consolidated debt in 2012, see note 9 to our consolidated financial statements included in Part II of this Annual Report.
Equity Transactions

•
Stock Repurchases. Pursuant to our various stock repurchase programs, during 2012 we repurchased a total of 5,611,380 shares of LGI Series A common stock at a weighted average price of $53.46 per share and 13,585,729 shares of LGI Series C common stock at a weighted average price of $50.11 per share, for an aggregate cash purchase price of $980.7 million, including direct acquisition costs and the effects of derivative instruments. On December 14, 2012, our board of directors authorized a new program of up to $1.0 billion (before direct acquisition costs) for the repurchase of LGI Series A common stock, LGI Series C common stock, or any combination of the foregoing, through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. At December 31, 2012, the remaining amount authorized for stock repurchases was $1,030.7 million. In conjunction with our share repurchase program, we entered into a number of call option contracts during 2012.

For a further description of our stock repurchases and the call option contracts, see note 11 to our consolidated financial statements included in Part II of this Annual Report.
* * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk contain forward-looking statements, including statements regarding our expectations with respect to our growth prospects and our strategic initiatives over the next few years, our expectations regarding our operating cash flow margins and percentage of revenue represented by our property and equipment additions in 2013, the amount of our anticipated non-functional currency transactions in 2013, the future projected cash flows of our continuing operations associated with our commitments and derivative instruments, our business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
consumer acceptance of our existing service offerings, including our digital video, broadband internet, telephony and mobile service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet, telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium and in the Netherlands;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisitions of Aster Sp. z.o.o. and KBW on our operations in Poland and Germany, respectively;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we acquire, such as, in each case, the recently announced Virgin Media Merger Agreement pursuant to which we plan to acquire Virgin Media;

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

Financial Information About Operating Segments
Financial information about our reportable segments appears in note 17 to our consolidated financial statements included in Part II of this Annual Report.
Narrative Description of Business
Broadband Distribution
Overview
We offer a variety of broadband services over our cable distribution systems, including video, broadband internet and telephony services. Available service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications. We operate our broadband communications businesses in Europe through Liberty Global Europe’s UPC/Unity Division and through its subsidiary, Telenet, and in Latin America through VTR and Liberty Puerto Rico. In addition, in select markets, we offer video services through DTH or through multichannel multipoint (microwave) distribution systems (MMDS). In terms of video subscribers, we operate the largest cable network in each of Austria, Belgium, Chile, the Czech Republic, Hungary, Ireland, Poland, Puerto Rico, Slovakia and Switzerland and the second largest cable network in Germany, the Netherlands and Romania.

The following table presents certain operating data as of December 31, 2012, with respect to the cable, DTH and MMDS systems of our subsidiaries in Europe, Chile and Puerto Rico. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
at December 31, 2012

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video					Internet		Telephony
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Homes Serviceable (9)	Subscribers (10)	Homes Serviceable (11)	Subscribers (12)
UPC/Unity Division:
Germany	12,567,900	12,162,400	7,049,100	11,140,700	4,503,600	2,185,900	—	—	6,689,500	12,162,400	2,219,200	12,162,400	2,232,000
The Netherlands (13)	2,825,200	2,810,800	1,731,800	3,685,500	651,600	1,078,000	—	—	1,729,600	2,823,500	1,025,400	2,820,700	930,500
Switzerland (13)	2,074,700	1,825,400	1,485,600	2,464,400	842,500	606,000	—	—	1,448,500	2,292,000	594,500	2,323,900	421,400
Austria	1,313,400	1,297,400	733,000	1,408,000	199,400	335,900	—	—	535,300	1,297,300	490,700	1,265,400	382,000
Ireland	862,900	737,200	538,800	988,800	63,000	337,800	—	45,600	446,400	737,200	304,300	715,000	238,100
Total Western Europe	19,644,100	18,833,200	11,538,300	19,687,400	6,260,100	4,543,600	—	45,600	10,849,300	19,312,400	4,634,100	19,287,400	4,204,000
Poland	2,667,900	2,537,600	1,472,000	2,616,000	546,000	756,300	—	—	1,302,300	2,537,600	854,700	2,527,600	459,000
Hungary	1,525,700	1,508,300	1,029,600	1,760,300	306,900	327,100	242,900	—	876,900	1,508,300	486,600	1,510,700	396,800
Romania	2,082,800	1,708,000	1,177,600	1,733,900	428,700	423,600	319,700	—	1,172,000	1,708,000	333,000	1,646,200	228,900
Czech Republic	1,345,200	1,236,900	745,300	1,217,300	76,100	406,000	102,200	—	584,300	1,236,900	439,900	1,234,200	193,100
Slovakia	495,500	464,800	287,500	425,600	84,100	123,100	54,300	1,100	262,600	433,600	103,800	431,800	59,200
Total Central and Eastern Europe	8,117,100	7,455,600	4,712,000	7,753,100	1,441,800	2,036,100	719,100	1,100	4,198,100	7,424,400	2,218,000	7,350,500	1,337,000
Total UPC/Unity Division	27,761,200	26,288,800	16,250,300	27,440,500	7,701,900	6,579,700	719,100	46,700	15,047,400	26,736,800	6,852,100	26,637,900	5,541,000
Telenet (Belgium)	2,868,800	2,868,800	2,122,700	4,479,100	549,200	1,573,500	—	—	2,122,700	2,868,800	1,387,700	2,868,800	968,700
VTR (Chile)	2,861,100	2,330,400	1,144,400	2,435,700	163,200	769,300	—	—	932,500	2,330,400	825,500	2,322,100	677,700
Puerto Rico	702,400	702,400	270,800	479,200	—	205,900	—	—	205,900	702,400	179,000	702,400	94,300
Grand Total	34,193,500	32,190,400	19,788,200	34,834,500	8,414,300	9,128,400	719,100	46,700	18,308,500	32,638,400	9,244,300	32,531,200	7,281,700

___________________

(1)
Homes Passed are homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used in Switzerland and the Netherlands (see note 13 below) or the unbundled loop and shared access network used by one of our Austrian subsidiaries, UPC Austria GmbH (Austria GmbH), we do not report homes passed for Switzerland’s and the Netherlands’ partner networks or the unbundled loop and shared access network used by Austria GmbH.

(2)
Two-way Homes Passed are Homes Passed by those sections of our networks that are technologically capable of providing two-way services, including video, internet and telephony services. Due to the fact that we do not own the partner networks used in Switzerland and the Netherlands or the unbundled loop and shared access network used by Austria GmbH, we do not report two-way homes passed for Switzerland’s or the Netherlands’ partner networks or the unbundled loop and shared access network used by Austria GmbH.

(3)
Customer Relationships are the number of customers who receive at least one of our video, internet or telephony services that we count as Revenue Generating Units (RGUs), without regard to which or to how many services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. For further information regarding our EBU calculation, see Additional General Notes to Tables below. Customer Relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two Customer Relationships. We exclude mobile customers from Customer Relationships. For Belgium, Customer Relationships only include customers who subscribe to an analog or digital cable service due to billing system limitations.

(4)
Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers, free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our December 31, 2012 RGU counts exclude 521,600, 132,400, 48,300, 34,500, 3,500 and 2,800 postpaid subscriber identification module (SIM) cards in service in Belgium, Germany, Chile, Poland, the Netherlands and Hungary, respectively, and 89,900 prepaid SIM cards in service in Chile.

(5)
Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. The Analog Cable Subscriber counts reported for Germany and Switzerland also include subscribers who may use a purchased set-top box or other non-verifiable means to receive our basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee (Basic Digital Cable Subscriber). In Germany and Switzerland, our Basic Digital Cable Subscribers are attributable to the fact that our basic digital cable channels are not encrypted in certain portions of our footprint. In Europe, we have approximately 400,500 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

(6)
Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service in one premises as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. As discussed in further detail in note 5 above, Basic Digital Cable Subscribers are not included in the respective Digital Cable Subscriber counts reported for Germany and Switzerland. Subscribers in Belgium who receive digital cable service through a purchased digital set-top box, but do not subscribe to any services that would require the payment of a recurring monthly service fee in addition to the basic analog service fee, are counted as Digital Cable Subscribers to the extent that we are able to verify that such individuals are subscribing to our analog cable service. At December 31, 2012, we included 173,300 of these subscribers in the Digital Cable Subscribers reported for Belgium. Subscribers to digital cable services provided by our operations in Switzerland and the Netherlands over partner networks receive analog cable services from the partner networks as opposed to our operations.

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

(10)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers in Austria include 73,000 digital subscriber line (DSL) subscribers of Austria GmbH that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections. In certain portions of our Germany market, we offer a 128 Kbps wholesale internet service to housing associations on a bulk basis. Our Internet Subscribers in Germany include 6,500 subscribers within such housing associations who have requested and received a modem that enables the receipt of this 128 Kbps wholesale internet service.

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

(12)
Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. Our Telephony Subscribers in Austria include 59,000 subscribers of Austria GmbH that are not serviced over our networks.

(13)
Pursuant to service agreements, Switzerland and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. Homes Serviceable for partner networks represent the estimated number of homes that are technologically capable of receiving the applicable service within the geographic regions covered by the applicable service agreements. Internet and Telephony Homes Serviceable with respect to partner networks have been estimated by our Switzerland operations. These estimates may change in future periods as more accurate information becomes available. At December 31, 2012, Switzerland’s partner networks account for 125,500 Customer Relationships, 236,500 RGUs, 91,900 Digital Cable Subscribers, 466,600 Internet and Telephony Homes Serviceable, 83,500 Internet Subscribers, and 61,100 Telephony Subscribers. In addition, partner networks account for 454,100 of Switzerland’s digital cable homes serviceable that are not included in Homes Passed or Two-way Homes Passed in our December 31, 2012 subscriber table.

Additional General Notes to Tables:
All of our broadband operations provide telephony, broadband internet, data, video or other business-to-business (B2B) services. Certain of our B2B revenue is derived from small or home office (SOHO) subscribers that pay a premium price to receive enhanced service levels along with video, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Effective January 1, 2012, we began including the SOHO subscribers of our UPC/Unity Division in our RGU and customer counts. As a result, all mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are now included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” With the exception of our B2B SOHO subscribers, we generally do not count customers of B2B services as customers or RGUs for external reporting purposes.
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels and hospitals, in Chile and Puerto Rico and certain commercial establishments in Europe (with the exception of Germany and Belgium, where we do not count any RGUs on an EBU basis). Our EBUs are generally calculated by dividing the bulk price charged to accounts in a market by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates. In Germany, homes passed reflect the footprint, and two-way homes passed and internet and telephony homes serviceable reflect the technological capability, of our network up to the street cabinet, with drops from the street cabinet to the building generally added, and in-home wiring generally upgraded, on an as needed or success-based basis. In Belgium, Telenet leases a portion of its network under a long-term capital lease arrangement. These tables include operating statistics for Telenet’s owned and leased networks.
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

Residential Services

•
Video. Our cable operations offer a full range of video services, including basic and premium programming and incremental product and service offerings, such as high definition (HD) channels, digital video recorder (DVR), HD DVR, an electronic programming guide and, in certain markets, video-on-demand (VoD). In several of our markets, we also have enhanced pay-per-view programming and/or programming in 3D format on channels we distribute and through VoD. To receive our digital services, a subscriber must either purchase or rent a set-top box, and obtain a conditional access security card, or a “smart card,” from our operators. Neither a set-top box nor a smart card is required to receive basic digital television channels in our unencrypted footprints. Accordingly, where our basic digital television channels are unencrypted, subscribers who pay the monthly subscription fee for our analog package are able to also watch our basic digital television channels. The basic digital television channels in our entire footprints in Germany, Switzerland, Austria, Romania and the Czech Republic are unencrypted as of February 1, 2013. It is possible that we will decide to unencrypt the digital versions of our basic analog tier in additional markets in 2013 and future periods. Regardless of whether basic digital channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets.

In some of our markets, in lieu of a set-top box, a subscriber may use a common interface plus (CI+) module in combination with a smart card to access our encrypted digital services. A CI+ module is a small device that allows customers with a CI+ enabled television set, who subscribe to, or otherwise have access to, our digital video service, to view such services without a set-top box. No set-top box, CI+ module or smart card is required to receive our analog or unencrypted basic digital services.
Our cable operations generally offer two or three tiers of digital video programming and audio services. Subscribers to our basic digital video service pay a fixed monthly fee and generally receive at least 55 video channels and several audio services. In most of our markets, our basic digital service is at an incremental cost over the monthly fee for our basic analog service. For an additional monthly charge, a subscriber may upgrade to one of our extended digital tier services and receive an increased number of video channels, including the channels in the basic tier service. A limited number of HD channels are generally included in our basic tiers of service. Digital subscribers may also subscribe to one or more packages of premium channels, including additional HD channels. In all digital tiers of service, a subscriber also has the option for an incremental monthly charge to upgrade the standard digital device to one with DVR or HD DVR capabilities, which may be rented or purchased. In certain of our operations, VoD services are available on a subscription basis or a transaction basis, depending on location and the tier of digital service selected by the subscriber.
In addition to our digital video services, we offer limited analog services in all of our broadband markets. Subscribers to our analog video service typically receive 18 to 67 channels of video service, depending on their location. Subscribers to our digital services also receive the channels available through our analog service. We offer in certain of our markets a lifeline tier with limited video channels. In Ireland and Slovakia, we offer a limited number of video channels through MMDS.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of one or more of our services (bundled services): video, internet, telephony and, in certain markets, mobile services. Bundled services are referred to as “double-play” for two services, “triple-play” for three services and “quadruple-play” for four services.
We tailor our tiers of video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements. Our channel offerings include general entertainment, sports, movies, documentaries, lifestyles, news, adult, children and ethnic and foreign channels. In each of our markets, we also offer a variety of premium channel packages to meet the special interests of our subscribers. In all of our broadband operations we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a digital or premium digital service.
We offer digital video services through DTH satellite in the Czech Republic, Hungary, Romania and Slovakia. We offer these services through UPC DTH S.a.r.l (UPC DTH), a subsidiary of Liberty Global Europe organized in Luxembourg, which also has a management arrangement with another subsidiary, FocusSat Romania Srl (FocusSat), to provide these services in Romania. Similar to our video cable services, we offer a lifeline tier of service (excluding Romania), a basic video tier of service and, for an additional monthly charge, subscribers may upgrade to an extended tier of service and may subscribe to various premium channel packages.

•
Broadband Internet. We offer multiple tiers of broadband internet service in all of our broadband communications markets. Such service includes download speeds ranging from 100 Mbps to 150 Mbps for our ultra high-speed internet service, except in Puerto Rico. Our operations in Germany, Ireland, Poland and Romania offer a download speed of up to 150 Mbps. Our ultra high-speed internet service is based primarily on Euro DOCSIS 3.0 technology. In Switzerland, it is based on US DOCSIS 3.0 technology. We also offer value-added broadband services through certain of our operations for an incremental charge. These services include security and online storage solutions. As described under —Telephony below, we offer mobile broadband services in certain of our markets.
Our residential subscribers generally access the internet via cable modems connected to their personal computers at various speeds depending on the tier of service selected. This standard means of access is changing as we expand our services to offer wireless networks for the home. See —Technology below. In the Netherlands, Romania and Switzerland, a subscriber must subscribe to our video service in order to subscribe to our internet service. In our other markets, our broadband internet service is available on a stand-alone basis or in combination with one or more of our other services. Subscribers to our internet service pay a monthly fee based on the tier of service selected. We determine pricing for each different tier of internet service through an analysis of speed, data limits, market conditions and other factors.

•
Telephony. Multi-feature telephony services are available through voice-over-internet-protocol (VoIP) in all of our broadband communication markets. In Austria, Chile and Hungary, we also provide circuit-switched telephony services. We are also offering mobile services, both internet and voice, as a mobile virtual network operator (MVNO) over third-party networks in Belgium, Germany and Poland. In Chile, we began providing mobile services in May 2012 through VTR Wireless, through a combination of our own wireless network and certain third-party wireless access arrangements. In addition, we plan to add MVNO arrangements in certain of our other broadband communication markets as a complement to our fixed-line telephony services.

Our telephony service may be selected on a stand-alone basis or in combination with one or more of our other services. Our telephony service includes a basic telephony product for line rental and various calling plans, which may consist of any of the following: unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. In some of our markets, we also include legacy price plans. We also offer value-added services, such as a second phone line, a personal call manager, unified messaging and caller ID, at an incremental cost.
Telenet provides its mobile telephony service as a full MVNO through a partnership with a third-party mobile network operator. Telenet owns the core network, including switching, backbone, interconnections, etc., and leases the third party’s radio access network. This arrangement permits Telenet to offer its customers all mobile services using its core network without having to build and operate a cellular radio tower network. We also offer mobile services using third-party networks in Germany, Poland and certain other markets. In Germany and Poland, we provide mobile telephony as light MVNOs. In these countries, we lease the core network as well as the radio access network from a mobile network operator. These arrangements permit our customers in these countries to have access to the third party mobile communications services while we maintain the customer relationship. We offer our mobile services throughout Poland. In Germany, we offer our mobile service to our customers located within our German footprint either on a stand-alone basis or in bundles. Where mobile services are available within our operations, subscribers pay varying monthly fees depending on whether the mobile service is included with our fixed-line telephony service or includes mobile data services via mobile phones, tablets or laptops. Calls, both within and out of network, incur a charge or are covered under a postpaid monthly service plan. In Chile, we also offer prepaid calling cards.
Business Services
In addition to our residential services, we offer a range of voice, broadband internet and data services to business customers in most of our service areas where our network is two-way capable. Our B2B services are designed with a wide variety of options to meet the specific demands of the business customer, including increased data transmission speeds and virtual private networks. Our business customers range from SOHO (generally fewer than 20 employees) to medium and large enterprises. All of our broadband operations offer B2B services and several of our operations also offer hosting services. In addition, certain of our operations offer their B2B services on a wholesale basis.
Our business services are provided to business subscribers at contractually established fees based on the size of the business customer and type of services received. SOHO subscribers receive services on the same terms and conditions offered to our residential subscribers. For medium to large enterprises, we enter into individual agreements that address their needs. These agreements are for a period of one or more years. In addition to providing B2B services over our networks, we also have agreements to provide these services to our B2B customers over dedicated fiber lines and third party fiber networks.

Technology
In almost all of our markets, our video, broadband internet and telephony services are transmitted over a hybrid fiber coaxial cable network. When upgraded, this network allows for two-way communications and is flexible enough to support our current services, as well as new services. In addition, the capacity available on our network increases as our analog subscribers switch to a digital service. This is because multiple digital channels can be compressed into the same space as one analog channel in the broadcast spectrum. The available space can then be used for other purposes, such as VoD services and high broadband speeds.
We continue to explore new technologies that will enhance our customer’s television experience, such as:

•	recapturing bandwidth and optimizing our networks by increasing the number of nodes in our markets and using digital compression technologies;

•	expanding our network to accommodate additional B2B services;

•	using wireless technologies to extend our services outside the home;

•	offering remote access to our video services through personal computers, tablets and smartphones; and

•
offering a multimedia home gateway based on an internet protocol-based digital television-platform, which we refer to as “Horizon TV,” that is capable of distributing video, voice and data content throughout the home and to multiple devices.

In September 2012 and January 2013, we launched Horizon TV in the Netherlands and Switzerland, respectively. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. We intend to expand the availability of Horizon TV to other markets within our footprint, with launches planned in Ireland and Germany during 2013 and in certain additional markets during 2014 and 2015.
Supply Sources
For our video services, we license most of our programming and on-demand offerings from broadcast and cable programming networks, as well as DTH content providers. For such licenses, we generally pay a monthly fee on a per channel or per subscriber basis. We generally enter into long-term programming licenses with volume discounts and marketing support. For on-demand programming, we generally enter into shorter-term agreements. We purchase each type of customer premise equipment from a number of different suppliers. Customer premise equipment includes set-top boxes, modems, DVRs, tuners and similar devices. For each type of equipment, we retain specialists to provide customer support.
We license software products, including email and security software, and content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay a per subscriber fee for software licenses and a share of advertising revenue for content licenses. For our telephony services, we license software products, such as voice mail and caller ID, from a variety of suppliers. For these licenses we attempt to enter into long-term contracts, which generally require us to pay based on usage of the services.

The following table presents certain penetration and network data as of December 31, 2012, with respect to the cable systems of our consolidated subsidiaries in Europe, Chile and Puerto Rico. The table reflects 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage. Percentages are rounded to the nearest whole number.

Network & Product Penetration Data (%)
at December 31, 2012

	Germany	The Netherlands	Switzerland	Austria	Ireland	Poland	Hungary	Romania	Czech Republic	Slovakia	Belgium	Chile	Puerto Rico

LGI Network Data:
Two-way homes passed (HP) percentage (1)	97	99	88	99	85	95	99	82	92	94	100	81	100
Digital video availability percentage (2)	100(9)	99	87(9)	96	97	96	96	88	92	91	100	81	100
Broadband internet availability percentage (2)	97(9)	100	88(9)	99	85	95	99	82	92	88	100	81	100
Fixed-line telephony availability percentage (2)	97(9)	100	90(9)	96	83	95	99	79	92	87	100	81	100

Bandwidth percentage (3):
at least 860 MHz	97	100	96	89	54	99	16	84	93	96	13	35	50
750 MHz to 859 MHz	—	—	—(10)	—	28	—(10)	55	2	—	—	—	50	—
less than 750 MHz	3	—	4	11	18	—(10)	29	14	7	4	87	15	50

LGI Product Penetration:
Cable television penetration (4)	53	61	70	41	46	49	42	41	36	42	74	33	29
Digital cable penetration (5)	33	62	42	63	84	58	52	50	84	59	74	82	100
HD, DVR & HD DVR penetration (6)	36	68	89	60	76	87	45	99	35	18	94	32	20
Broadband internet penetration (7)	18	36	26	38	41	34	32	19	36	24	48	35	25
Fixed telephony penetration (7)	18	33	18	30	33	18	26	14	16	14	34	29	13

Double-play penetration (8)	6	9	16	19	24	24	25	22	39	11	30	21	30
Triple-play penetration (8)	26	52	25	36	30	27	34	21	17	24	41	46	24

_____________________

(1)	Percentage of total HP that are two-way HP.

(2)	Percentage of total HP to which digital video (including digital MMDS), broadband internet or fixed telephony services, as applicable, are made available.

(3)	Percentage of total HP served by a network with the indicated bandwidth. HP for Ireland excludes MMDS HP.

(4)	Percentage of total HP that subscribe to cable television services (Analog Cable or Digital Cable).

(5)	Percentage of cable television subscribers (Analog Cable and Digital Cable Subscribers) that are Digital Cable Subscribers.

(6)
Percentage of Digital Cable Subscribers with HD, DVR or HD DVR. This Percentage would not include subscribers who may use a purchased set-top box or other non-verifiable means to receive our basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee due to the fact that our basic digital cable channels are not encrypted in certain portions of our footprint.

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

The following table provides information on the products and services available to our cable customers as of December 31, 2012. Percentages are rounded to the nearest whole number.

Video, Broadband Internet & Telephony and Mobile Services
at December 31, 2012

	Germany	The Netherlands	Switzerland	Austria	Ireland	Poland	Hungary	Romania	Czech Republic	Slovakia	Belgium	Chile	Puerto Rico

Video services (excluding DTH):
VoD	X	X	X	X	X	X	X				X	X	X
DVR	X	X	X	X	X	X	X	X	X	X	X	X	X
HD	X	X	X	X	X	X	X	X	X	X	X	X	X
Electronic programming guide	X	X	X	X	X	X	X	X	X	X	X	X	X
Number of channels in basic digital tier	up to 75 or 149(3)	69	55	83	57	151	71	128	92	87	80	83	94
Number of channels in basic analog tier (1)	34 or 41(3)	32	36	38	18	45	30	59	41	48	25	67	n/a
Number of unique channels in basic digital tier (2)	40 or 119(3)	37	18	45	39	106	43	59	72	36	55	16	44
Number of HD channels	46	29	35	35	35	35	15	18	18	14	12	25	76

Broadband internet service:
Maximum download speed offered (Mbps)	150	120	100	100	150	150	120	150	120	120	120	120	30
Percentage of Internet Homes Serviceable with 3.0 speeds of at least 100 Mbps	100	99	98	92	91	100	92	100	97	97	100	100	—

Telephony and mobile service:
VoIP	X	X	X	X	X	X	X	X	X	X	X	X	X
Mobile (4)	X	X				X	X				X	X

___________________

(1)	Excludes the lifeline tier.

(2)	Excludes the channels that are also included in basic analog tier.

(3)	Depending on whether the subscriber is located in Baden-Württemberg, North Rhine-Westphalia or Hesse.

(4)	With the exception of VTR Wireless, where we offer mobile services over our own network and third-party access arrangements, we offer our mobile services as MVNOs.

Operations
Provided below is country-specific information with respect to the broadband communications and DTH services of our subsidiaries.

•
Germany. The UPC/Unity Division’s operations in Germany are operated by Unitymedia KabelBW. Unitymedia KabelBW’s operations are located in the German federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse and include the major cities of Cologne, Dortmund, Düsseldorf, Essen, Frankfurt, Karlsruhe, Mannheim, Stuttgart and Wiesbaden. Unitymedia KabelBW offers video, internet and fixed telephony services in nearly all of its footprint. Unitymedia KabelBW offers mobile service as an MVNO through arrangements with a mobile communications provider. This mobile service is comprised of voice and data. Unitymedia KabelBW offers a CI+ module to its video cable customers for an incremental monthly charge. The CI+ module with a smart card allows the customer to view their encrypted digital video service without the need for a set-top box. No set-top box, CI+ module or smart card is, however, required to receive basic digital services in Baden-Württemberg and, beginning in January 2013, in North Rhine-Westphalia and Hesse because our basic digital service is unencrypted in these regions.

Through an agreement with Sky Deutschland AG (Sky Deutschland), Unitymedia KabelBW offers its subscribers premium video channels from Sky Deutschland and, in addition, in the Baden-Württemberg region, a bundle of its internet and telephony services with premium channels from Sky Deutschland. Unitymedia KabelBW subscribers may receive Sky Deutschland channels using their Unitymedia KabelBW smart cards. VoD is available to subscribers to its digital video service and includes various programming, such as catch-up television and pay-per-view services, including HD programming.
Nearly two-thirds of Unitymedia KabelBW’s video customers are in multiple dwelling units where Unitymedia KabelBW has the billing relationship with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. Many of these agreements allow Unitymedia KabelBW to offer its digital video, broadband internet and telephony services directly to the tenant. Professional Operators may procure the basic video signals from Unitymedia KabelBW at volume-based discounts and generally resells them to housing associations with whom the operator maintains the customer relationship. Unitymedia KabelBW has entered into agreements with Professional Operators, such as Tele Columbus Multimedia GmbH, that allow Unitymedia KabelBW to market its digital video, broadband internet and telephony services directly to the Professional Operator’s subscriber base. In order to provide these advanced services to tenants who request them, Unitymedia KabelBW typically adds a drop to connect its distribution network to the building, and upgrades the in-home wiring, on an as needed or success-based basis.
Although the majority of Unitymedia KabelBW’s service agreements with housing associations have multi-year terms, in connection with the KBW Acquisition, we agreed that certain of the agreements with the largest housing associations that have a remaining term of more than three years will be granted early termination rights. See Regulatory Matters—Europe—Germany below for additional information concerning the commitments we have made to regulators in connection with the KBW Acquisition and an on-going review by the German antitrust authorities of customary practices regarding such multi-year agreements.
Unitymedia KabelBW has entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom AG (Deutsche Telekom), for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. In addition, Unitymedia KabelBW purchases a portion of the electricity required for the operation of its networks through Deutsche Telekom under such agreements. Unitymedia KabelBW’s ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements are long-term and may only be terminated under certain limited exceptions. Any termination, however, would have a material adverse effect on the operations of Unitymedia KabelBW. For information on a legal action that Unitymedia KabelBW commenced against Deutsche Telekom in December 2012 regarding these agreements, see note 16 to our consolidated financial statements included in Part II of this Annual Report.

•
The Netherlands. The UPC/Unity Division’s operations in the Netherlands (UPC Netherlands) are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. UPC Netherlands offers video, internet and fixed telephony throughout its footprint. For information regarding UPC Netherlands’ obligation to resell its television services pursuant to laws that became effective January 1, 2013, see Regulatory—Europe—The Netherlands below.

UPC Netherlands’ VoD service, including catch-up television, is available to subscribers to its digital tiers on a transaction basis. A subscription-based VoD service is included in the extended digital tier for no additional charge. The subscription-based VoD service includes various programming, such as catch-up television, music, kids, documentaries, adult, sports or series and a limited amount of 3D programming. Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Eredivisie Live, alone or in combination, for additional monthly charges. In September 2012, UPC Netherlands launched Horizon TV and at December 31, 2012, it had over 80,000 connected subscribers. In addition to Horizon TV, UPC Netherlands offers an application that allows its subscribers to record a program remotely through an iPhone or iPad mobile digital device or an internet browser. UPC Netherlands also offers a CI+ module for an incremental monthly charge. A CI+ module in combination with a smart card allows the customer to view their full digital video service on a second television that has a CI+ slot, without the need for a set-top box.
In April 2010, Ziggo 4 BV, a joint venture between UPC Netherlands and Ziggo BV (the largest cable operator in the Netherlands), acquired licenses in the 2.6 GHz spectrum band. This band is suited for long-term evolution wireless service, the next generation of ultra high-speed mobile data (LTE).

•
Switzerland. The UPC/Unity Division’s operations in Switzerland (UPC Cablecom) are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva. UPC Cablecom’s basic video service (digital or analog) is available in any one of three languages (French, German or Italian). In addition to its video, broadband internet and telephony services, UPC Cablecom has entered into a partnership with a mobile communications provider, which will allow it to offer mobile service as a full MVNO and market quadruple-play packages. UPC Cablecom plans to offer such service in 2013.

In each of its digital cable packages, UPC Cablecom includes the functionality for transaction-based VoD service (depending on location), including catch-up television and pay-per-view services, and HD channels. UPC Cablecom offers a CI+ module to its customers. Until November 2012, a customer purchasing the CI+ module together with a smart card could, for a one-time fee, view UPC Cablecom’s digital entry tier service without an additional monthly charge. Commencing November 1, 2012, no set-top box, CI+ module or smart card is, however, required to receive UPC Cablecom’s basic digital service because its basic digital service is no longer encrypted. The unencrypting of the basic digital service was part of an agreement with the Swiss Price Regulator that also provided for other changes in services and rate increases. For information on this agreement, see the discussion in Regulatory Matters—Europe—Switzerland. A CI+ module or set-top box in combination with a smart card may be used to view any of UPC Cablecom’s other digital packages with the customer paying the incremental charge over the digital entry tier’s applicable rate.
For 65% of its video subscribers, UPC Cablecom maintains billing relationships with landlords or housing associations, which typically provide basic video service for an entire building and do not terminate service each time there is a change of tenant in the landlord’s or housing association’s premises.
UPC Cablecom offers digital video, broadband internet and fixed-line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with UPC Cablecom. UPC Cablecom has the direct customer billing relationship with these subscribers. By permitting UPC Cablecom to offer some or all of its digital video, broadband internet and fixed-line telephony products directly to those partner network subscribers, UPC Cablecom’s service operating contracts have expanded the addressable markets for UPC Cablecom’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, UPC Cablecom pays to the partner network a share of the revenue generated from those subscribers. UPC Cablecom also provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks.

•
Other Western Europe. The UPC/Unity Division also operates cable and DSL networks in Austria (UPC Austria) and cable and MMDS networks in Ireland (UPC Ireland). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. UPC Austria’s DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology.

Austria. UPC Austria’s cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck, Klagenfurt and Vorarlberg, and two smaller cities. Three of these cities (Vienna, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. UPC Austria’s video service (digital and analog) is available primarily in the German language. Its premium packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, adult and international channels. In addition, through an agreement with Sky Deutschland, UPC Austria offers its digital subscribers a number of premium channels, including HD channels, from Sky Deutschland. UPC Austria offers its broadband internet service over cable and over DSL.
Ireland. UPC Ireland’s operations are located in five regional clusters, including the capital city of Dublin and other cities, including Cork, Galway and Limerick. In its extended tiers of service for digital video, UPC Ireland includes two premium channels (both ESPN sports channels) for no additional charge. To complement its digital offering, UPC Ireland also offers its digital subscribers several premium channels (sports, movies, adult, ethnic and kids) and a pay-per-view service and in 2012 introduced VoD service. UPC Ireland also offers an application that allows a subscriber to record a program remotely through a web-connected device such as a personal computer or mobile phone.

•
Central and Eastern Europe. The UPC/Unity Division also operates cable networks in the Czech Republic (UPC Czech), Hungary (UPC Hungary), Poland (UPC Poland), Romania (UPC Romania), and Slovakia (UPC Slovakia). VoD service, including catch-up television, is available to our subscribers in Hungary and in major metropolitan areas in Poland. The UPC/Unity Division also has DTH operations in most of these countries, which it provides through UPC DTH.

The Czech Republic.  UPC Czech’s operations are located in cities and towns throughout the Czech Republic, including Prague, Brno, Ostrava, Plzen and Liberec. Subscribers to UPC Czech’s digital video service may also receive such service through a CI+ module in combination with a smart card without the need for a set-top box. UPC Czech offers a lifeline tier and basic tier of digital programming, as well as extended tiers and premium packages. Approximately 54% of UPC Czech’s digital cable subscribers receive the lifeline service. UPC Czech’s analog service is offered only in areas where its digital service is not available.
Hungary. UPC Hungary’s operations are located in 23 major Hungarian towns and cities, including the capital city of Budapest and the cities of Debrecen, Miskolc, Pécs and Székesfehérvár. For its digital video subscribers, UPC Hungary offers a CI+ module, which in combination with a smart card, allows the subscriber to view the digital service without the need for a set-top box. In each of its digital cable packages, UPC Hungary includes the functionality for transaction-based VoD services, which include various programming such as recent movies, music and 3D programming. UPC Hungary offers its telephony services through circuit-switched telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network.
Poland.  UPC Poland’s operations are located in regional clusters encompassing eight of the 10 largest cities in Poland, including the capital city Warsaw, Cracow and Katowice. In addition to its digital and analog services, UPC Poland offers a lifeline tier of analog service. Approximately 56% of UPC Poland’s analog cable subscribers receive the lifeline service. UPC Poland also offers an application that allows users to record a program remotely through a web-connected device, such as a personal computer or mobile phone.
Romania.  UPC Romania’s operations are located primarily in two regional clusters, which include nine of the 12 largest cities (each with more than 150,000 inhabitants) in Romania, including the capital city of Bucharest and the cities of Cluj-Napoca, Timisoara, Iasi and Constanta. UPC Romania’s video service includes Romanian terrestrial broadcast channels, selected European satellite programming and other programming. In addition to its standard broadband internet service offerings, UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to certain services.
Slovakia.  UPC Slovakia’s operations are located in seven regions in Slovakia, including the five largest cities of Bratislava, Kosice, Presov, Banská Bystrica and Zilina. Besides its video cable services, UPC Slovakia offers video services in certain areas over its MMDS network. UPC Slovakia offers all Slovakian terrestrial, cable and local channels, selected European satellite and other programming, and audio channels. Subscribers to UPC Slovakia’s digital video services may receive such service through a CI+ module in combination with a smart card without the need for a set-top box. UPC Slovakia’s analog service, which is not available to its MMDS subscribers, includes a lifeline tier of service. Of UPC Slovakia’s analog cable subscribers, approximately 50% subscribe to the lifeline analog service.
UPC DTH. UPC DTH provides DTH services in the countries of the Czech Republic, Hungary and Slovakia and manages the Romania DTH provider FocusSat. UPC DTH and FocusSat together provide DTH services to over 700,000 customers. UPC DTH offers a lifeline tier and either directly or through FocusSat a basic tier, an extended tier and premium channel options, as well as over 40 free-to-air (FTA) television and audio channels. A subscriber to its basic tier may receive 50 to 73 digital video channels depending on their location. Its premium channel offerings cover a range of interests (such as movies, adventure, sports, adult and comedy). DVRs are also available and a subscriber to the extended tier will receive six to 13 HD channels depending on their location. Subscribers to the DTH services may pay either an annual fee and receive an activation card for the lifeline tier of video service or pay a monthly fee for a basic or extended tier of service. UPC DTH provides DTH services to 17% of our total video subscribers in the Czech Republic, 28% of our total video subscribers in Hungary, 21% of our total video subscribers in Slovakia and, through FocusSat, 27% of our total video subscribers in Romania.
UPC DTH and FocusSat have agreements with Telenor Satellite Broadcasting for the lease of transponder space, including expansion capacity, on the Thor satellites. These agreements will expire on December 31, 2017, unless extended as provided in such agreements. All of UPC DTH services are on the Thor satellite system. UPC DTH offers both standard definition (SD) and HD services to all its customers in Hungary, the Czech Republic, Slovakia and, through FocusSat, in Romania.

•
Telenet (Belgium). Liberty Global Europe’s operations in Belgium are conducted by Telenet. Upon completion of the LGI Telenet Tender on February 1, 2013, we owned 58.4% of Telenet’s outstanding ordinary shares. Telenet offers video, broadband internet and fixed and mobile telephony services (quadruple play) in Belgium, primarily to residential customers in the Flanders region and approximately one-third of the city of Brussels. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement), with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs.

Telenet’s premium video channels include general entertainment, documentary, foreign language, kids, music, sports, adult and movies. Telenet has the exclusive broadcasting rights for the Belgian football championship for three seasons, through 2014. As a result, Telenet rebranded its existing pay television sports channels into “Sporting Telenet.” Together with the exclusive broadcasting rights for international football (soccer) championships, Telenet now owns a rich and attractive portfolio of sports content ranging from football (soccer) and basketball to golf. Telenet offers a multimedia platform branded “Yelo” to its digital video customers. Yelo allows Telenet’s digital video customers to view programs remotely and access VoD with an iPad or iPhone mobile digital device or a laptop. In addition, Telenet offers, individually and as a bundle, fixed-line telephony services over its network and mobile telephony services as a full MVNO under the “Telenet Mobile” brand name.
Telenet has the direct customer relationship with the analog and digital video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of the lessee).
In July 2011, Telenet Tecteo Bidco, a partnership between Telenet and the Tecteo SCRL (the second largest cable provider in Belgium operating in the Walloon region), acquired mobile spectrum licenses in the 2.1 GHz spectrum band. Telenet continues to review all options to operate its frequencies in the 2.1 GHz spectrum band, which also is suited for LTE wireless services. Telenet Tecteo Bidco is in discussions with the Belgisch Instituut voor Post en Telecommunicatie (BIPT) regarding the initial commercial launch date, which was originally set for January 2013. Under the terms of the licenses, it must meet coverage obligations of 30% in July 2014, 40% in July 2015 and 50% in July 2016.

•
Chile. Our broadband distribution business in Chile is conducted primarily through UPC Holding’s 80%-owned subsidiary VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. VTR Wireless offers both postpaid and prepaid mobile services.

VTR provides video, broadband internet and fixed telephony services in 64 cities, including Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as football (soccer) matches and regional content. Digital cable customers may subscribe to one or more premium video channels, including HD channels for an additional monthly charge. The premium channels include movies, sports, kids, international and adult channels. VTR’s analog service is offered only in areas where its digital service is not available.
VTR offers its broadband internet services in 32 communities within Santiago and 41 communities outside Santiago. VTR also offers multi-feature telephony service over its cable network to customers in 32 communities within Santiago and 41 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location.

We have two separate shareholders' agreements with Comm Corp S.A., our partner in VTR and VTR Wireless.

•
Puerto Rico. Our broadband telecommunications service in Puerto Rico is conducted through our indirect 60%-owned subsidiary Liberty Puerto Rico. Liberty Puerto Rico offers only digital broadband services and provides these services in the San Juan metropolitan area and numerous surrounding municipalities. Liberty Puerto Rico’s video service includes a basic tier of digital programming, an extended tier and premium packages, as well as a VoD service. The Liberty Puerto Rico network includes a 360 mile fiber ring around its network providing enhanced interconnectivity points to the island’s other local and international telecommunications companies.

Programming Services
We own programming networks that provide programming channels to multi-channel distribution systems owned by us and by third parties. We also represent programming networks owned by third parties. Our programming networks distribute their services through a number of distribution technologies, principally cable television, internet protocol television (IPTV) and DTH. Programming services may be delivered to subscribers as part of a video distributor’s basic package of programming services for a fixed monthly fee, or may be delivered as a “premium” programming service for an additional monthly charge, or on a VoD or pay-per-view basis. Whether a programming service is on a basic or premium tier, the programmer generally enters into separate affiliation agreements, providing for terms of one or more years, with those distributors that agree to carry the service. Basic programming services generally derive their revenue from per-subscriber license fees received from distributors and the sale of advertising time on their networks. Premium services generally do not sell advertising and primarily generate their revenue from per-subscriber monthly subscription fees. Programming providers generally have two sources of content: (1) rights to productions that are purchased from various independent producers and distributors and (2) original productions filmed for the programming provider by internal personnel or third-party contractors.
We operate our programming businesses in Europe, Africa, Asia, the Middle East and Latin America principally through Liberty Global Europe’s Chellomedia Division. Through the Chellomedia Division, we also own joint venture interests in certain programming businesses. The Chellomedia Division produces and markets a number of widely distributed multi-territory thematic channels in over 124 countries and in over 27 languages. It owns 48 of these channels with other channels held by joint ventures with unrelated third parties, including CBS Studios International, Cyfrowy Polsat SA, Zon Multimédia and A&E Television Networks. The Chellomedia Division reaches over 391 million television households in Europe, Latin America and parts of Asia and Africa. Its channels are distributed to cable, satellite and IPTV networks (including the UPC/Unitymedia Division). The Chellomedia Division also provides a full range of television services through its B2B businesses for its channel partners and clients.
In addition, Chellomedia owns and manages a Digital Media Center (DMC) in Amsterdam. The DMC is a technologically advanced production facility that services the Chellomedia Division, the UPC/Unity Division and third-party clients with channel origination, post-production and satellite and fiber transmission. The DMC delivers high-quality, customized programming by integrating different video elements, languages (either in dubbed or sub-titled form) and special effects and then transmits the final product to various customers in numerous countries through affiliated and unaffiliated cable systems, IPTV systems and DTH platforms. It manages over 65 channels and feeds that are broadcast into Europe, the Middle East and Asia for both Chellomedia and third-party international channel providers.
Chellomedia, through its Liberty Global Ventures division, is an investor in various ventures for the development of country-specific Pan European programming. It also owns noncontrolling interests in Canal+ Cyfrowy S.A., a DTH platform in Poland, and in O3B Networks Limited, a development stage company that plans to operate a satellite-based data backhaul business across the developing world (predominately Africa), and in various entities developing technology relevant to our operations.
Competition
The markets for video, broadband internet, telephony and mobile services, and for programming, are highly competitive and rapidly evolving. Consequently, our businesses have faced and are expected to continue to face significant competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the EU. The percentage information in this section is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for the various countries in Europe is based on information from the subscription based website DataXis for the third quarter of 2012. For Latin America, the percentage information is based on information from DataXis for the third quarter of 2012 and information on Chilean telephony provided by the Chilean Subsecretary of Telecommunications (SubTel) as of September 30, 2012. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet, and telephony services.

Video Distribution
Our businesses compete directly with a wide range of providers of communication and entertainment services to consumers. Depending upon the country and market, these may include: (1) traditional FTA broadcast television services; (2) DTH satellite service providers; (3) digital terrestrial television (DTT) broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting; (4) other cable operators in the same communities that we serve; (5) other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operators, offering (a) DTH satellite services, (b) IPTV through broadband internet connections using DSL, asymmetric digital subscriber line (ADSL) or very high-speed DSL technology (which we refer to as “DSL-TV”), or (c) IPTV over fiber optic lines of fiber-to-the-building and fiber-to-the-node networks (fiber-to-the-home/-building/-node is referred to herein as “FTTx”); (6) over-the-top video content aggregators utilizing our or our competitors’ high-speed internet connections; (7) satellite master antenna television systems, commonly known as “SMATVs,” which generally serve condominiums, apartment and office complexes and residential developments; (8) MMDS operators; and (9) movie theaters, video stores, video websites and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.
Europe
In the European countries in which we operate, over 92% of the households own at least one television set. Our principal competition in the provision of video services in our European markets has historically been from traditional FTA broadcasters; DTH satellite providers in many markets, such as Austria, the Czech Republic, Germany, Ireland and Slovakia, where we compete with long-established satellite platforms; and cable operators in various markets where portions of our systems have been overbuilt. Mobile broadband has gained a noticeable share of subscribers, and competition from SMATV or MMDS could also be a factor. In addition, as accessibility to video content on the internet increases, over-the-top viewing is becoming a competitive factor. Our operations in Hungary, Romania and Slovakia are significantly overbuilt by other cable operators. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development, and internal estimates, approximately 51%, 31% and 46% of our operations in Hungary, Romania and Slovakia, respectively, are overbuilt by other cable providers. In Poland, approximately 41% of our operations are overbuilt by other cable providers. Competition is particularly intense in all of these markets.
Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies, aggressively priced services and exclusive channel offerings. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly DSL-TV, which is either provided directly by the owner of the network or by a third party, is a significant part of the competitive environment in many of our markets and FTTx networks are also becoming more prevalent. In addition, the providers of DTH satellite services, particularly in the Central and Eastern European markets, are significant competitors. Our ability to continue to attract and retain customers will depend on our continued ability to acquire appealing program content and third party programming services on acceptable financial or other terms. Some competitors, such as British Sky Broadcasting Group plc in Ireland and Swisscom AG (Swisscom) in Switzerland, have obtained long-term exclusive contracts for certain popular programs, which limits the opportunities for other providers, including our operations, to offer such programs. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
Portions of our systems have been overbuilt by FTTx networks, primarily in the Czech Republic, Romania and Slovakia and to a lesser extent, in Hungary, the Netherlands and Switzerland. Based on research of various telecommunication publications, including by the Organization for Economic Cooperation and Development, and internal estimates, approximately 55%, 56% and 68% of our cable networks in the Czech Republic, Romania and Slovakia, respectively, have been overbuilt by FTTx networks. Also, 12% of our footprint in Hungary, 26% of our footprint in the Netherlands and 25% of our footprint in Switzerland are overbuilt by FTTx networks. In addition, there continues to be a willingness by government and quasi-government entities in Europe to invest in such networks, creating another source of competition.
In most of our Central and Eastern European markets, we are also experiencing significant competition from Digi TV, the DTH platform of RCS & RDS S.A. (Digi TV), a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary, Romania and Slovakia. In the Czech Republic and Slovakia, SkyLink and CSLink, the brand names of M7 Group SA, a European provider of DTH services, are also DTH competitors, providing aggressively priced packages of video content. The incumbent telecommunications operator in Romania also operates a competing DTH platform. UPC DTH offers advanced services and functionality, including DVR and premium content, to most of our Central and Eastern European markets. UPC DTH’s share of the subscription-based television market is 7% for Hungary, 3% for the Czech Republic, 3% for Slovakia, and through FocusSat, 6% for Romania.

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
To meet the challenges in this competitive environment, we tailor our packages in each country in line with one or more of three general strategies: attractive channel offerings, recurring discounts for bundled services and loyalty contracts. Discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, using advanced digital features such as HD, DVRs, VoD, catch-up television and offering attractive content packages and bundles of services at reasonable prices. HD and DVRs are an integral part of our digital services in all of our markets and VoD and catch-up television are an integral part of our digital services in most of our markets. In addition, from time to time, digital channel offerings are modified by our operations to improve the quality of our programming. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. Recently, we have expanded our services in certain markets to include mobile voice and data. We also continue to explore new technologies that will enhance our customer’s television experience. In this regard, to further enhance our digital video services, Horizon TV was launched in September 2012 in the Netherlands and in January 2013 in Switzerland.

•
Germany. We are the second largest cable television provider in Germany and the largest cable television provider in the federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse based on the number of video cable subscribers. Unitymedia KabelBW’s video cable services are available to approximately 33% of the television households in Germany and it serves 18% of the total television market. Unitymedia KabelBW’s primary competition is from FTA television received via satellite. Unitymedia KabelBW also competes with the IPTV services over DSL-TV and FTTx and DTH of the incumbent telecommunications operator, Deutsche Telekom. Deutsche Telekom has approximately 1.9 million video subscribers in Germany, or 5% of the total television market, for primarily its IPTV services and has announced plans to target a total of 5 million customers with its IPTV services by 2015. Deutsche Telekom also bundles its DSL offerings with DTH services, including a HD DVR, in areas where the broadband speeds are not sufficient to deliver television signals over DSL. In addition, Vodafone Group Plc (Vodafone) bundles its IPTV service with its broadband offerings. Deutsche Telekom, Net Cologne GmbH and Professional Operators compete with Unitymedia KabelBW for housing association contracts. Professional Operators typically procure the broadcast signals they distribute from Unitymedia KabelBW or from DTH providers. Certain Professional Operators may also use such opportunities to build their own distribution networks or to install their own head-ends for receiving satellite signals.

Other alternative distributors of television services are an increasing threat as well. To a lesser extent, Unitymedia KabelBW competes with the services of Sky Deutschland, which offers a digital premium subscription service to households that receive their basic television service via FTA satellite, cable or other technologies. In addition, there is a risk of competition for video services from commercial broadcasters and other content providers that currently pay Unitymedia KabelBW fees for transmitting their signals, but may seek to diversify their distribution on alternative platforms such as over-the-top video through high-speed internet connections.
To enhance its competitive position, Unitymedia KabelBW has enhanced its digital service with DVR functionality and HD services and offers CI+ modules as an alternative to set-top boxes when used with a smart card. In 2012, it increased the number of HD channels available to up to 46 channels and realigned pricing for its bundled options. In addition, it expanded its VoD services (including catch-up television). Mobile voice and data service is also available. The bundle options allow subscribers to select various combinations of services to meet their needs. Promotional discounts are typically available to new subscribers. Also, Unitymedia KabelBW plans to launch Horizon TV in 2013.

•
The Netherlands. We are the second largest cable television provider in the Netherlands based on the number of video cable subscribers. UPC Netherlands’s video cable services are available to approximately 38% of the television households in the Netherlands and it serves 24% of the total television market. Competition from the DTT and DSL-TV services offered by the incumbent telecommunications provider, Royal KPN NV (KPN), is strong with KPN providing subscription video services to 21% of the total television households. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a DSL-TV service that includes VoD and DVR functionality. In addition, the FTTx networks of Reggefiber TTH Company Ltd. (a subsidiary of KPN) are a competitive factor in a number of cities. Future expansion of these networks is expected within our service area as Reggefiber TTH Company Ltd. has announced plans to reach three million of the households in the Netherlands by year-end 2016. With its ability to offer bundled triple-play and quadruple-play services, KPN is a significant competitor. KPN targets our price sensitive customers with attractive offers for its IPTV services and its triple-play and quadruple-play bundles.
To enhance its competitive position, UPC Netherlands launched Horizon TV, giving subscribers more options and an enhanced television experience. This service, together with its VoD service and DVR functionality, allow UPC Netherlands subscribers to personalize their programming. UPC Netherlands also gives its subscribers the ability to watch linear and VoD programming through a second screen application and to record programs remotely. UPC Netherlands continues to improve the quality of its programming through the type of programs available. In 2012, UPC Netherlands realigned its channel packages and expanded its VoD portfolio, as well as realigned its bundle options from which subscribers can select various combinations of services, including high-speed internet and telephony options, to meet their needs. Such realignment included increasing the broadband internet speed to 60 Mbps for its mass market bundle. Promotional discounts are also available.

•
Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and the sole provider in substantially all of our network area. UPC Cablecom’s video cable services are available to approximately 65% of the television households in Switzerland and it serves 46% of the total television market. Due to a small program offering, competition from terrestrial television in Switzerland is limited, with DTT available primarily along the borders with France and Italy. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. Our main competitor is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL or FTTx networks to approximately 22% of all television households in Switzerland. Swisscom offers VoD services, DVR functionality, and HD channels, as well as the functionality to allow remote access to its video services, and has exclusive rights to distribute certain sports programming. Swisscom is aggressively expanding its FTTx network with plans to reach about 80% of the Switzerland households by 2020. With respect to subscribers on partner networks, UPC Cablecom competes with other service providers for the contracts to serve these subscribers. To effectively compete, UPC Cablecom’s basic digital service includes 2 Mbps internet service and it recently launched Horizon TV, which combines television, internet and telephony on one device. UPC Cablecom also has a broad range of program options and realigned its bundles to include Horizon TV.

•
Other Western Europe. In Austria, we are the largest cable television provider based on the number of video cable subscribers. UPC Austria’s video cable service is available to approximately 35% of the television households in Austria and it serves 14% of the total television market. UPC Austria’s primary competition is from FTA television received via satellite. It is estimated that 46% of the Austrian television households receive only FTA television. Competition from the DSL-TV services provided by the incumbent telecommunications operator, Telekom Austria AG (A1) (Telekom Austria), and from DTH satellite services offered by Sky Deutschland also continue to increase. Telekom Austria offers its DSL-TV service, which includes advanced features, such as VoD, at a heavy discount to the video cable subscription price within the market. It also offers competitively priced bundles. In addition, Telekom Austria has launched a FTTx network in parts of our footprint. To stay competitive, UPC Austria will begin offering its basic digital service unencrypted in February 2013 and continues to improve the quality of its program offerings, including programs from Sky Deutschland. UPC Austria includes these services in its bundles, which it realigned in 2012 to include increased internet speeds. Many bundles are offered at a discount when subscribers select the services for twelve or more months.

UPC Ireland is the sole provider of video cable services in Ireland. UPC Ireland’s video cable service is available to approximately 53% of the television households in Ireland and it serves 25% of the total television market. UPC Ireland’s primary competition for video customers is from British Sky Broadcasting Group plc, which provides DTH satellite services to 39% of the television households in Ireland and is expected to launch triple-play services in 2013. UPC Ireland also faces potential competition from smaller video providers, including providers using FTTx networks. Although DTT is now available in most of Ireland, primarily through Ireland’s national public broadcaster, Raidió Teilifís Éireann, competition is limited due to its small programming offering. To enhance its competitive position, UPC Ireland continues to expand its channel offerings, including its launch of 21 new HD channels, the addition of VoD service (including catch-up television), and certain popular premium channels at no additional charge. It also offers an application for its subscribers to record programs remotely via the internet. It uses its broadband internet download speeds to market it various bundled services. In addition, UPC Ireland plans to launch Horizon TV in 2013.

•
Central and Eastern Europe. We are the largest cable television provider in Poland based on the number of video cable subscribers. UPC Poland’s video cable services are available to approximately 18% of the television households in Poland and it serves 9% of the total television market. In providing video services, UPC Poland competes primarily with DTH service providers, including the largest DTH provider, Cyfrowy Polsat SA. Cyfrowy Polsat SA serves 24% of the television households in Poland. It also offers a mobile broadband service and in 2012 launched a mobile television service. With their December 2012 merger, another significant DTH service provider is the combined companies of Canal+ Cyfrowy

SA and TVN Group (to be branded nc+), which serves 17% of the television households in Poland. The DTH service provider Orange Poland, an indirect subsidiary of France Telecom S.A., is another significant competitor. Orange Poland also offers IPTV and a mobile broadband service. In addition, UPC Poland competes with other cable operators with triple-play services, who have overbuilt portions of UPC Poland’s operations and are aggressively promoting triple-play bundles. To enhance its competitive position, UPC Poland enhanced its video offers with additional HD channels. It also uses its broadband internet download speeds to market its bundled services and provides customers the ability to record programs remotely via the internet. In addition, it offers mobile service for a quadruple-play. Promotional discounts are available, including discounts to bundled prices for subscribers who select bundled services for a period of at least 24 months.
UPC Hungary’s video cable service is available to approximately 38% of the television households in Hungary and it serves 16% of the total television market in Hungary. Our subsidiary, UPC DTH, also provides satellite services in Hungary, in competition with other DTH providers. One of these, Digi TV, is an aggressive competitor. Digi TV’s DTH services can reach up to 100% of our DTH and cable service areas and it has overbuilt approximately half of UPC Hungary’s cable service areas with its own cable network. Digi TV is targeting UPC Hungary’s video cable subscribers and UPC DTH’s subscribers with low-priced triple-play packages. To meet the competition, UPC Hungary has an aggressive price plan and targeted bundle offers for the areas in which Digi TV is operating its cable service. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom, a subsidiary of Deutsche Telekom. Magyar Telekom offers a DSL-TV service, including a VoD service, to its internet subscribers and triple-play and, with mobile, quadruple-play packages, as well as a DTH service with bundled options. Both Magyar Telekom and Digi TV also provide IPTV services over FTTx networks. To meet such competition, UPC Hungary emphasizes its competitively priced bundles, including discounts for subscribers who select services for either one or two years. It also offers DVR functionality and HD and VoD services. Of the television households in Hungary, 9% subscribe to Digi TV’s DTH service, 10% subscribe to Digi TV’s cable service and 15% subscribe to Magyar Telekom’s DTH or DSL-TV service. UPC DTH serves 6% of the television households in Hungary with its DTH service.
With the discontinuation of FTA analog services in the Czech Republic and Slovakia, DTH services have increased significantly in popularity with M7 Group SA (SkyLink and CSLink) being the main provider. This company provides DTH services to approximately 49% and 34% of the television households in the Czech Republic and Slovakia, respectively. As in Hungary, Digi TV is also an aggressive competitor in Romania, the Czech Republic and Slovakia. Digi TV provides DTH services to 7%, 4% and 10% of the television households in Romania, the Czech Republic and Slovakia, respectively. UPC DTH provides DTH services to 4%, 2% and 2% of the television households in Romania, the Czech Republic and Slovakia, respectively. Pre-paid DTH services are also increasing in popularity in the Czech Republic and Slovakia. UPC DTH offers a prepaid product through FocusSat in Romania. In Romania, competition also comes from DTH services offered by Rom Telecom SA, the incumbent telecommunications company, as well as alternative distributors of television signals.
Of the television households in Romania, the Czech Republic and Slovakia, 11%, 11% and 9%, respectively, subscribe to our video cable service. Our cable services are available to the television households in each of these countries as follows: 27% in Romania, 31% in the Czech Republic and 22% in Slovakia. In addition to its DTH services in Romania, Digi TV continues to overbuild portions of our cable network with its own cable network and expanded its channel offerings in 2012. Of the television households in Romania, 22% subscribe to Digi TV’s cable service. UPC Czech Republic competes with the incumbent telephone company’s DSL-TV service and several other operators that provide DTH services and a number of local internet service providers (ISP) that provide IPTV services over FTTx networks. Providers of IPTV services over FTTx networks can reach approximately 55% of the households passed by our cable network in the Czech Republic. In Slovakia, a number of ISPs make video services available to a majority of the homes passed by our cable networks. In particular, Slovak Telekom a.s., a subsidiary of Deutsche Telekom, and Orange Slovensko a.s., a subsidiary of France Telecom S.A., have overbuilt homes passed by our cable network with their FTTx networks and offer triple-play packages through these networks. FTA broadcasters are also significant competitors in the Czech Republic and in Slovakia.
In Central and Eastern Europe, competition from DTT providers has also increased significantly. Subscribers in these countries tend to be more price sensitive than in other European markets. In particular, almost 100% of the Czech Republic can receive DTT for free or a comprehensive satellite service for a minimal reoccurring monthly fee. This makes the market for television subscribers in the Czech Republic extremely competitive with price often the deciding factor. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer a variety of bundled service packages and enhanced digital services, such as expanded VoD services, HD channel offerings and certain premium channels at no additional charge. Promotional discounts are available, particularly on bundled options. Also, CI+ cards for DTH only products are available in the Czech Republic and in Slovakia.

•
Belgium. Telenet is the sole provider of video cable services in its network area. Its video cable service is available to approximately 62% of the television households in Belgium and it serves approximately 46% of the total television market. It is the largest subscription television provider in Belgium based on the number of pay video subscribers. Telenet’s principal competitor is Belgacom NV/SA (Belgacom), the incumbent telecommunications operator, which has interactive digital television, VoD and HD service as part of its video offer, as well as a remote access service. Belgacom also offers double-play, triple-play and quadruple-play packages. It also includes certain sports programming (primarily football (soccer) related) at no additional charge. Approximately 24% of total television households in Belgium subscribe to Belgacom’s IPTV services over its DSL and DSL-TV networks. Telenet also faces competition from M7 Group SA, branded TV Vlaanderen Digitaal, which is the largest DTH service provider in Telenet’s network area. Also, Mobistar SA offers a quadruple-play bundle of video, broadband internet and fixed and mobile telephony. We believe that Telenet’s multimedia platform Yelo, together with its extensive cable network, the broad acceptance of its basic cable television services and its extensive additional features, such as HD and DVR functionality and VoD offerings, allow Telenet to compete effectively. In addition, Telenet offers competitively priced quadruple-play bundles, which include its mobile service. Telenet also continues to enhance its programming and markets a variety of bundle options to meet the needs of its customers.

Latin America
In Latin America, our principal competition is the provision of video services from DTH satellite providers, where we compete with established satellite platforms, as well as other pay television providers. Over the top viewing is also a competitive factor.

•
Chile. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR’s video cable services are available to approximately 60% of the Chilean television households and it serves 20% of the total television market in Chile. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Compañia de Telecomunicaciones de Chile SA using the brand name Movistar (Telefónica), Claro Chile S.A., a subsidiary of América Móvil, S.A.B. de C.V. (Claro), and DirecTV Chile. Telefónica offers double-play and triple-play packages using DTH for video and ADSL for internet and telephony and, with mobile telephony, quadruple-play packages. Telefónica launched IPTV services over FTTx networks in 2012 in Chile. Claro is offering triple-play packages using DTH and, in certain areas of Santiago, through a hybrid fiber coaxial cable network. It also offers mobile telephony for quadruple-play packages. Claro is also expanding its hybrid fiber coaxial cable network in certain regional cities of Chile. Claro is an aggressive competitor targeting video subscribers, including VTR subscribers, with low priced video packages. Other competition comes from video services offered by or over the networks of fixed-line telecommunications operators using DSL or ADSL technology. Of the Chilean television households, 9%, 6% and 6% subscribe to the DTH services of Telefónica, Claro and DirecTV Chile, respectively. To enhance its competitive position, VTR includes VoD, catch-up television, DVR and HD services as key components of its video packages. These services, plus expanded program options and the marketing of a variety of bundle options, including internet and telephony, enhance VTR’s competitive position.

•
Puerto Rico. Upon the completion of the Puerto Rico Transaction, Liberty Puerto Rico became the largest provider of video cable services in its markets and the third largest provider of video services in Puerto Rico. Its video cable service is available to approximately 58% of the television households in Puerto Rico and it serves 19% of the total television market in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation. These competitors provide DTH satellite services to an aggregate of 43% of the television households in Puerto Rico. Dish Network Corporation is an aggressive competitor, offering low introductory offers, free HD channels and in its top tier packages a multi-room DVR service for free. DirecTV is also a significant competitor with plans to offer by 2014 the same programming in Puerto Rico as it offers in the United States. In order to compete, Liberty Puerto Rico has increased the number of its HD channels, improved the functionality of its electronic program guide, and expanded its VoD offerings. In addition, it plans to offer its customers the ability to view programming remotely, to offer the latest technology and to increase the internet speeds in its bundle offers.

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
Our strategy is speed leadership and we seek to outperform on speed, including increasing the maximum speed of our connections and offering varying tiers of service and varying prices, as well as a variety of bundled product offerings and a range of value added services. In most of our operations we have launched new bundling strategies, including speeds of 25 Mbps or more at mass market price points and ultra high-speed internet with speeds of up to 120 Mbps, and in Germany, Ireland, Poland and Romania up to 150 Mbps, to compete with DSL-TV and FTTx initiatives. The focus continues to be on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures on a national level and LTE initiatives as they expand to a national level.
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
In Germany, the largest broadband internet service providers, Deutsche Telekom, Vodafone Germany (a subsidiary of Vodafone), Telefónica Germany Holding AG (Telefónica Germany) and United Internet AG are significant competitors. Deutsche Telekom is upgrading its network to a transmission speed of up to 100 Mbps and provides services to approximately half of the broadband internet subscribers through its network. Vodafone Germany provides services to 14% of broadband internet subscribers in Germany. We also face increased competition from mobile broadband operators, including Deutsche Telekom, Vodafone Germany and Telefónica Germany, each of which offer mobile services through LTE wireless systems. Unitymedia KabelBW serves 8% of the total broadband internet market in Germany. To effectively compete, Unitymedia KabelBW is expanding its ultra high-speed internet services and increased its download speeds to up to 150 Mbps, depending on the region. Unitymedia KabelBW offers its internet service on a stand alone basis or together with fixed-line telephony at attractive rates and through bundled offerings that include digital video and fixed-line telephony. Unitymedia KabelBW also offers mobile voice and data services.
In the Netherlands, we face competition from KPN, the largest broadband internet provider, and to a lesser extent, the telecommunications company, Tele2 Netherlands Holding NV, as well as operators using the unbundled local loop. KPN offers ultra high-speed internet services with download speeds of up to 80 Mbps over its DSL network, with its download speeds of up to 40 Mpbs available to almost all the households in the Netherlands. In addition, KPN is the leading mobile broadband provider with its competitively priced mobile internet products and plans to launch LTE services in 2013 that will provide nationwide coverage by the end of 2014. KPN serves 43% and UPC Netherlands serves 15%, respectively, of the total broadband internet market in the Netherlands. To keep competitive, UPC Netherlands is promoting faster speeds than its DSL competitors at competitive prices. It also launched mobile data in February 2012.
In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 61% of all broadband internet customers, and is our primary competitor. It is also expanding its FTTx network, through which it can offer download speeds of up to 100 Mbps. The next significant competitor is Sunrise Communications AG with 9% of broadband internet customers. UPC Cablecom serves 19% of broadband internet subscribers in Switzerland. In connection with the launch of Horizon TV, UPC Cablecom increased its download speeds to 150 Mbps in January 2013 and seeks to distinguish itself through competitively priced bundled offerings, including digital video, telephony services and its ultra high-speed internet services.
UPC Austria’s largest competitor with respect to broadband internet services is the incumbent telecommunications company, Telekom Austria, with approximately 60% of the broadband internet subscribers in Austria. UPC Austria’s share of such market is 22%. The mobile broadband services of Telekom Austria are also a competitive factor. Telekom Austria is the largest mobile broadband provider serving 40% of the mobile broadband subscribers that use a 3G network. In addition, UPC Austria faces competition from unbundled local loop access and other mobile broadband operators. As a result, the competition in the broadband internet market is intense. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. To compete, UPC Austria has launched bundled offers specifically aimed at these market segments. UPC Austria uses its ultra high-speed internet services and competitively priced bundles to encourage customers from other providers to switch to UPC Austria’s services. It also offers promotional discounts for its mid-tier service.

Mobile data card providers have gained market share throughout Europe. For example, in Ireland, Telefónica O2 Ireland Limited, a leading mobile telephony provider, offers a range of mobile internet products at competitive prices. The trend towards mobile internet is visible throughout Europe. Outside of mobile internet, UPC Ireland’s most significant competitor is the fixed-line incumbent, Eircom Limited, with 66% of the broadband internet market in Ireland. UPC Ireland’s share of total broadband internet subscribers in Ireland is 29%. To effectively compete, UPC Ireland promotes its high-speed internet services and bundles these services with its other services at attractive prices.
In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. In Poland, our principal competitors are Orange Poland and Vectra SA. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom and Digi TV. In addition, in these countries, as well as in our other Central and Eastern European operations, we face increased competition from mobile broadband operators. Intense competition coupled with challenging economic conditions has caused existing low-end options to be more prominent in these markets. In all of our Central and Eastern European markets, we are using our ultra high-speed internet service to attract and retain customers.
In Belgium, internet access penetration is higher than in most European markets causing intense competition between the two primary broadband internet technologies, cable and DSL. Telenet’s primary competitor is the DSL service provider Belgacom and other DSL service providers. Approximately 47% of Belgium’s broadband internet subscribers use Belgacom’s DSL service with download speeds up to 30 Mbps. Also, mobile internet use is increasing. To compete, Telenet promotes its high-speed internet with attractively priced multiple-play bundles, offering download speeds from 30 Mbps to 120 Mbps. It is the fastest internet service provider in its footprint and approximately 32% of its broadband internet customers subscribe to the high-speed internet service, which includes access through in-home WiFi and Telenet provided public WiFi. Telenet provides broadband internet service to 38% of the broadband internet market in Belgium.
Latin America
In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Telefónica (under the brand name Movistar) and Claro. VTR is experiencing increased pricing and download speed pressure from Telefónica and Claro and more effective competition from these companies with the bundle of their internet service with other services. Mobile broadband competition is significant as well. In 2013, Claro will launch its LTE network for high-speed mobile data. In response to the availability of mobile data in Chile, VTR has more than doubled its internet speeds with a high-speed internet offering of up to 120 Mbps. VTR’s share of the broadband internet market in Chile is 34%, compared to 39% for Telefónica. To effectively compete, VTR is expanding its two-way coverage and offering attractive bundling with telephony and digital video service.
Telephony and Mobile Services
With respect to telephony services, our businesses continue to compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephony and mobile services, greater resources to devote to the provision of telephony services and long-standing customer relationships. In addition, mobile telephony providers are making significant advances in all our areas of operations. In many countries, our businesses also face competition from other cable telephony providers, FTTx-based providers or other indirect access providers. Competition in both the residential and business telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We seek to compete on pricing as well as product innovation, such as personal call manager and unified messaging. We also offer varying plans to meet customer needs and various bundle options with our digital video and internet services. In addition, we offer mobile services in Belgium, Chile, Germany and Poland.
Europe
Across Europe, our fixed and mobile telephony businesses are generally small compared to the existing business of the incumbent phone company. The incumbent telephone companies remain our key competitors but mobile operators and other VoIP operators offering service across broadband lines are also significant competitors in these markets. Generally, we expect telephony markets to remain extremely competitive.
Our fixed-line telephony strategy in Europe is focused around value leadership, and we position our services as “anytime” or “any destination.” Our portfolio of calling plans include a variety of options designed to meet the needs of our subscribers. Such options include unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. We also use our bundled offerings to help promote our telephony services.

Deutsche Telekom is the dominant fixed-line telephony provider in Germany; however, telephony services provided through alternative technologies and mobile telephony services have caused competition in the telephony market to be intense. As a result, the market for residential telephony service is price sensitive. To address this competitive market, we use innovative bundling options to encourage customers to switch to Unitymedia KabelBW services. In the Netherlands, KPN is the dominant telephony provider and is expanding significantly its mobile services as well. It is expected to launch 4G services in 2013. All of the large multiple system operators, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN’s fixed-line services. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed-line telephony service provider. Sunrise Communications AG, which offers carrier pre-select services, is also a strong competitor. Each of these competitors also operate their own mobile telephony service and are increasingly offering mobile products in bundles with fixed-line services, a trend that we expect will continue to increase in the coming year. To meet the competition for fixed-line services, UPC Cablecom enhanced its portfolio with attractive bundle options. The market share of the fixed-line telephony market for Unitymedia KabelBW is 6%, UPC Netherlands is 12% and UPC Cablecom is 10%.
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
In Belgium, Belgacom is the dominant telephony provider with 67% of the telephony market. It is also a significant competitor in the mobile telephony market, having recently launched 4G services. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as a flat fee plan offered in our bundle options (free off-peak calls to fixed-lines in Belgium and 35 other European countries). Subscribers to our fixed telephony service may also make free off-peak calls to mobile lines in Belgium. We also offer competitively priced mobile telephony where we launched new mobile rate plans that include a wealth of voice minutes, text messages and mobile data. Also, discounts are available to customers who combine one of our mobile rate plans with any of our fixed-line offers. We compete with other fixed-line operators and with mobile operators, including Belgacom, in the provision of telephony and mobile services in Belgium. Telenet’s share of the fixed-line telephony market in Belgium is 24%.
Latin America
In Chile, VTR faces competition from the incumbent telecommunications operator, Telefónica, and other telecommunications operators. Telefónica has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. Also, use of mobile telephony is increasing. Claro, Telefónica Moviles Chile SA and Entel PCS Telecomunicaciones SA are the primary companies that offer mobile telephony in Chile. VTR offers circuit-switched and VoIP telephony services over its cable network. To enhance its competitive position, VTR entered into an agreement with VTR Wireless, which allows VTR to offer VTR Wireless mobile telephony services as part of its bundled offerings. VTR Wireless also offers its mobile telephony services on a stand alone basis and for a flat fee customers of either company have unlimited telephone calls to customers of the other company. VTR’s share of the residential and commercial fixed-line telephony market in Chile is 21% (35% for residential).
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
Europe
Austria, Belgium, Bulgaria, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the United Kingdom are the Member States of the EU. As such, these countries are required to harmonize certain of their laws with certain EU rules. In addition, other EU rules are directly enforceable in those countries. Certain EU rules are also applicable across the European Economic Area, whose Member States are the EU Member States as well as Iceland, Liechtenstein and Norway.
In the broadcasting and communications sectors, there has been extensive EU-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not a Member State of the EU or the European Economic Area and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below, as well as regulation in certain Member States in which we face regulatory issues that may have a material impact on our business.
EU Communications Regulation
The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the “Regulatory Framework”). The key elements of the Regulatory Framework are various legal measures, which we refer to as the “Directives,” that require Member States to harmonize their laws, as well as certain regulations that have effect without any transposition into national law.
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

As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA) is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but then the EU Commission adopted a new recommendation reducing the list of predefined markets to seven, subject to periodic review. This recommendation led to a reduction in regulation. Some countries, however, continue to maintain their analysis of some of the markets from the original list and this will likely continue for some time. In October 2012, the EU published a questionnaire for public consultation on whether the recommendation should be revised. It is not known whether any changes will be made as a result of this process.
We have been found to have Significant Market Power in certain markets in which we operate and further findings are possible. In particular, in those markets where we offer telephony services, we have been found to have Significant Market Power in the termination of calls on our own network.
NRAs might seek to define us as having Significant Market Power in any of the seven predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, an NRA could impose certain conditions on us. Under the Regulatory Framework, the EU Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof), which power also applies with respect to market definition, in any market whether or not it is included in the seven predefined markets.

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose reasonable “must carry” obligations for the transmission of specified radio and television broadcast channels on certain operators under their jurisdiction. Such obligations should be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to “must carry” regulations in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact “must carry” obligations that are in excess of what we believe to be allowed. Moreover, on December 22, 2008, the European Court of Justice took a very narrow view of the restriction on “must carry” under the Regulatory Framework, treating it as a procedural formality. Therefore, it is unlikely that there will be any reduction in the “must carry” regulations in the foreseeable future.

•
Net Neutrality/Traffic Management. Other current regulatory debates at the EU and national level include net neutrality/traffic management, as well as responsibilities for ISPs on illegal content or activities on the internet. With respect to net neutrality/traffic management, the EU Commission confirmed in April 2011 that no additional EU regulation is needed to preserve net neutrality. The EU Commission made this decision after concluding that the existing provisions of the Regulatory Framework on consumer transparency and the ability of regulators to impose a minimum quality of service on an operator should be given time to be tested by Member States. In December 2011, the Body of European Regulators for Electronic Communications (BEREC), the joint body of European telecommunications regulators, published non-binding guidelines on net neutrality and transparency. BEREC believes that transparency and the ability for end-users to easily switch providers is vital and recommends that operators should provide clear end-user information about service limitations and actual speeds. This decision, however, is still subject to ongoing political debate, and European or national regulation in this area may occur. If such regulations are adopted, our ability to offer our own internet services may be restricted.

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
The EU Commission is imposing more mandatory requirements and encouraging voluntary solutions regarding energy consumption of the telecommunications equipment we provide our customers. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. We also worked with a large group of companies to create a voluntary agreement on set-top box power consumption as an alternative to regulation. The European Commission formally recognized this voluntary agreement as a valid alternative to regulation on November 22, 2012. Nevertheless, legislation in this area may be adopted in the near future and could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.
Pursuant to an EU regulation on standby power effective January 7, 2010, many devices are required to have either a low power standby mode or off mode unless it is inappropriate to have either such mode on the device. For this purpose, our set-top boxes and certain other equipment are equipped with an off switch. Beginning in January 2013, this regulation imposed further requirements on power management on certain devices we purchase, which devices will need to comply with such requirements, unless it can be argued such further requirements are inappropriate. These additional requirements may increase costs or reduce functionality of the equipment we buy.
As part of the EU’s Radio Spectrum Policy Program, spectrum made available through the switch off of analog television has been approved for mobile broadband use beginning January 1, 2013. This spectrum, known as the “digital dividend,” is in the 700 - 862 MHz band. The terms under which this spectrum will become available will vary among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment which we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we have taken steps to be part of the Member States’ LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialogs with equipment manufacturers and mobile operators to develop co-existing networks. We have also requested Member States to prepare comprehensive national impact assessments when spectrum conditions are changed to ensure that the costs to prevent interference between the various services are balanced.
Germany
Germany has transposed the EU laws into national laws although under the German legal system competency is split between the Federal State (telecommunication law) and the German federal states (Bundesländer) (media law). The German Telecommunications Act broadly implemented the Regulatory Framework and covers the distribution of any signal by telecommunications networks encompassing television signals, internet data and telephony. The 2009 revisions to the Regulatory Framework by the EU were implemented by Germany in May 2012. The German Federal Network Agency (Bundesnetzagentur) is responsible inter alia for the regulation of the German telecommunications market. The Federal Cartel Office (FCO), the national competition authority (Bundeskartellamt), plays an important role with respect to infrastructure and media regulation. The FCO has powers to address competition issues in all markets, although in some cases, competition issues will be addressed by the German Federal Network Agency.
Regulation of the media falls within the legislative competence of the German federal states. The media laws of all 16 federal states have been partially harmonized by the State Broadcasting Treaty (Rundfunkstaatsvertrag). The State Broadcasting Treaty establishes the main framework of the German regulation of broadcast. Nearly every German state has established its own independent regulatory body, the state media authority (Landesmedienanstalt). The state media authorities are primarily responsible for licensing and supervision of commercial broadcasters and the allocation of transmission capacities for radio and television channels. They are also in charge of the regulation of carriage fees, conditional access systems, interfaces and the bundling of programs.
The allocation and use of analog cable transmission capacities for both radio and television channels are governed by the “must carry” rules of the respective states. The allocation of digital transmission capacities for digital television and radio channels are, however, primarily governed by the “must carry” rules of the State Broadcasting Treaty. The media law in the states of Baden-Württemberg, North Rhine-Westphalia and Hesse require Unitymedia KabelBW to carry at least 14, 25 and 30 analog channels, respectively, and also limits the possibility to convert these analog cable channels into digital channels.
The operation of conditional access systems for television services is governed by both the State Broadcasting Treaty and the German Telecommunications Act. Generally, operators must not unfairly obstruct or discriminate against broadcasters and other content providers through conditional access systems.
On December 15, 2011, the FCO approved the KBW Acquisition, subject to our agreement with the following conditions:

•
Unitymedia KabelBW committed to the distribution of basic digital television channels (as opposed to channels marketed in premium subscription packages) on its entire network in unencrypted form commencing January 1, 2013. This commitment generally covers free-to-air television channels in SD and HD and is consistent with the practice that had been adopted by KBW prior to the KBW Acquisition. If, however, FTA television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of FTA HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees Unitymedia KabelBW receives for each such FTA television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the applicable rate card systems of Unitymedia KabelBW as of January 1, 2012.

•
Effective January 1, 2012, Unitymedia KabelBW waived its exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than its in-building distribution networks to provide television, broadband internet or telephony services within the building.

•
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia KabelBW will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia KabelBW waived its right to remove its in-building distribution networks.

•
A special early termination right was granted with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements) with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula. To the extent Unitymedia KabelBW is successful in obtaining renewals of the Remedy HA Agreements, we expect that these renewed contracts will contain pricing and other provisions that are somewhat less favorable to Unitymedia KabelBW than those in previous agreements. At December 31, 2012, approximately 40% of the dwelling units covered by the Remedy HA Agreements remain subject to the special termination right.

In January 2012, two competitors of our German cable business, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve the KBW Acquisition. We believe that the FCO’s decision will ultimately be upheld and we currently intend to support the FCO in defending the decision. In addition, we do not expect that the filing of these appeals will have any impact on the ongoing integration and development of our operations in Germany. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.
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
Unitymedia KabelBW has entered into numerous feed-in agreements with public and commercial broadcasters for the analog and/or digital non-pay and pay carriage of their signals. The most important feed-in agreements are with the public broadcasters (ARD and ZDF), Mediengruppe RTL Deutschland and ProSiebenSat.1 Media AG. During 2012, ARD and ZDF sent us notices terminating the feed-in agreements at the end of 2012. ARD and ZDF also announced that they do not intend to pay any feed-in fees after January 1, 2013 and that they expect that their signals will continue to be distributed over our networks based on existing must carry regulations, which is applied to the majority of their television and radio channels. We have rejected the termination notices and are seeking to negotiate with ARD and ZDF to find an amicable solution. In December 2012, we filed a claim against ARD and ZDF and intend to vigorously defend our existing business model regarding the feed-in of content and related use of capacity in our network. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to broadcasters.
The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework. According to this electronic communications law, Onafhankelijke Post en Telecommunicatie Autoriteit (OPTA), the Netherlands NRA, should perform a market analysis to determine which, if any, operator or service provider has Significant Market Power. OPTA has completed its first, second and third round of market analysis. As part of the latter, on December 20, 2011, OPTA published its final assessment of its regulatory view on fixed telephony, television, internet access and business network services in the period from 2012 up to and including 2014. OPTA’s final assessment of the television market concluded that there are no grounds for regulation. This is because competition in the television market has increased, providing consumers more providers from which to choose. This final assessment is not open for appeal. As a result, no new regulations relating to the television market may be proposed without a new analysis. In particular, OPTA rejected previously filed requests from a number of providers to perform a new market analysis of the television market and this decision was upheld by the Dutch Supreme Administrative Court, College van Beroep voor het bedrijfsleven (CBb), in November 2012.

In May 2012, the Dutch Senate adopted laws that (1) provide the power to OPTA to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise a newly introduced resale by law obligation and (2) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013, notwithstanding the above-described November 5, 2012 decision of the CBb. On October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. We agree with the EU that the new laws pertaining to resale are contrary to EU law and we, along with other market participants, will contest their application. We have received requests under the new Commissariaat voor de Media resale regulation and are in early negotiations. We cannot predict the outcome of these negotiations nor whether or when we will begin selling our television services in the Netherlands pursuant to the new resale regulation. In this regard, any implementation of a resale regime would likely take several months or more and, if implemented, its application may strengthen our competitors by granting them resale access to our network to offer competing products and services notwithstanding our substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to our competitors could (1) limit the bandwidth available to us to provide new or expanded products and services to the customers served by our network and (2) adversely impact our ability to maintain or increase our revenue and cash flows. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities and is subject to challenge by market participants. It is unclear, therefore, what its impact on our business and the industry in general will be at this stage, if any.

OPTA’s market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market, became effective July 7, 2010. All providers of call termination on fixed and mobile networks in the Netherlands have been found to have Significant Market Power and a schedule or glidepath for the reduction of fixed and mobile termination rates, with a last step for mobile termination rates, through September 1, 2012 was imposed. Following an appeal, the CBb rendered a decision on August 31, 2011, confirming OPTA’s market definition and finding of Significant Market Power but rejecting the costing methodology used by OPTA in setting the tariff schedule. Application of the costing methodology approved by the CBb would, among other things, result in a higher mobile termination rate in the final step of the glidepath. CBb obliged OPTA to make an adjusted decision by January 1, 2012. Following a national consultation, OPTA submitted the adjusted draft decision to the European Commission on January 12, 2012. On February 13, 2012, the European Commission expressed serious doubts on OPTA’s adjusted draft decision, noting concern about the change in the costing methodology used by OPTA. Despite the position of the European Commission and BEREC in July 2012, OPTA published its final decision on costing methodology, which caused higher termination rates. UPC Netherlands appealed OPTA’s decision and the hearing is scheduled for March 25, 2013. OPTA started a fourth round of market analysis on call termination and intends to publish a draft decision in the first quarter of 2013. This draft decision will be open for national consultation and European notification.
Switzerland
Switzerland has a regulatory system which partially reflects the principles of the EU, but otherwise is distinct from the European regulatory system of telecommunications. The Telecommunications Act (Fernmeldegesetz) regulates, in general, the transmission of information, including the transmission of radio and television signals. Most aspects of the distribution of radio and television, however, are regulated under the Radio and Television Act (Radio und Fernsehgesetz). In addition, the Competition Act and the Act on Price Surveillance are potentially relevant to our business. With respect to energy consumption of electronic home devices, the Energy Act and the revised Energy Ordinance have been applicable since January 2010 to television set-top boxes as described below.
Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications. Dominant providers have to grant access to third parties, including unbundled access to the local loop. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to UPC Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.
In 2008, after various municipalities announced plans to rollout a fiber-to-the-home network, Swisscom announced its intention to roll out a national fiber-to-the-home network following the completion of its fiber-to-the-node networks in Switzerland. As a result, Swisscom has built its fiber-to-the-home network in several cities in cooperation with municipality-owned utility companies. Where no cooperation agreement has been reached, Swisscom is building its own fiber-to-the-home network. These cities include Zurich, Berne, Basle, Geneva, St. Gallen, Lucerne, Winterthur, Bellinzona, Freiburg and some very small municipalities. Outside of urban areas, Swisscom has announced that it will extend its fiber-to-the-node network by introducing vectoring, which allows Swisscom to offer speeds comparable to those offered by UPC Cablecom. Following a review of the telecommunications landscape, the Federal Government has determined that it is necessary to revise current regulations and announced plans to publish a draft of a revised telecommunications act by the end of 2015. Any such fiber roll out could lead to increased competition for UPC Cablecom.
Under the Radio and Television Act and the corresponding ordinance, cable network operators are obliged to distribute certain programs that contribute in a particular manner to media diversity (”must carry” programs). The Federal Government and the Federal Office of Communications can select up to 25 programs that have to be distributed in analog without the cable operator being entitled to compensation. Currently, 17 programs have “must carry” status, however, a new Radio and Television ordinance became effective August 1, 2012, which allows cable operators to decrease the number of must carry channels to be broadcasted in analog. This could free up network capacity. Also, there is no legal obligation to broadcast digital and analog in parallel as long as the digital offer is comparable to analog and does not force customers to incur additional costs.
UPC Cablecom’s retail customer prices are subject to review by the Swiss Price Regulator. In October 2012, UPC Cablecom announced an agreement with the Swiss Price Regulator pursuant to which UPC Cablecom will make certain changes to its service offerings in exchange for progressive increases in the price of its basic cable connection over the next two years. In this regard, (1) effective November 1, 2012, UPC Cablecom began offering a basic tier of digital television channels on an unencrypted basis in its footprint and (2) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, UPC Cablecom has made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the price for a cable connection increased by CHF 0.90 ($0.98) effective January 1, 2013 and a further increase of CHF 0.60 ($0.66) will take effect on January 1, 2014.
Effective October 1, 2011, the Federal Council has introduced as an initiative a new regulation imposing power thresholds for set-top boxes. There are some exemptions and transition periods which apply in the short term to the set-top boxes we import into Switzerland. Notwithstanding, it appears that the Swiss ordinance is not in line with European regulation. Therefore, the ordinance may be reconsidered as Switzerland tries to align itself with EU norms. If, however, such regulation remains in force, it may have an adverse effect on the business of UPC Cablecom as UPC Cablecom may face restrictions regarding the import of set-top boxes.
Belgium (Telenet)
Belgium has broadly transposed the Regulatory Framework into law. According to the electronic communications law of June 13, 2005, the BIPT, the Belgian NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. In addition, the Federal Parliament prepared legislation to transpose the 2009 revisions to the Regulatory Framework, which became effective as of August 4, 2012.
Telenet has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. As of April 1, 2012, reciprocal termination rates have been imposed, which results in Telenet charging the interconnection rate of the incumbent telecommunications operator, Belgacom.
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
In December 2010, the BIPT and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium. In addition, the BIPT published an analysis of the wholesale broadband market in Belgium. These draft decisions aimed to impose regulatory obligations on cable operators and Belgacom, the incumbent telecommunications operator.
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

The Belgium Regulatory Authorities nevertheless adopted a final decision on July 1, 2011 (the July 2011 Decision) after making some minor changes to the text of their draft decisions. The July 2011 Decision was notified to Telenet on July 18, 2011. The regulatory obligations imposed by the July 2011 Decision include (1) an obligation to make a resale offer at ‘’retail minus’’ of the cable analog package available to third party operators (including Belgacom), (2) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (3) an obligation to make a resale offer at ‘’retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A “retail-minus” method would imply a wholesale tariff calculated as the retail price for the offered service, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. The reference offers are subject to an approval process that includes a national consultation and a notification to the European Commission before final approval by the Belgium Regulatory Authorities can occur. The final approval of the Belgium Regulatory Authorities is expected to occur during the first half of 2013. The July 2011 Decision provides that the regulated wholesale services must be available six months after the approval of the reference offers.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection, Telenet will be required to begin the process of implementing its reference offers as soon as such reference offers are approved by the Belgium Regulatory Authorities. A final ruling on the merits can be expected in the first quarter of 2014.

The July 2011 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services, notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (1) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (2) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities, the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

Chile
In addition to the regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Court in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions include, among others, (1) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (2) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, and (3) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis.

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
Cable television providers have historically retransmitted programming from broadcast television, without paying any compensation to the broadcasters. Certain broadcasters, however, have filed lawsuits against VTR claiming that by retransmitting their signals VTR has breached either their intellectual property rights or the Chilean antitrust laws. The lawsuits concerning antitrust laws have been settled. In one action, the Court of Appeals of Santiago determined that no compensation or authorization is required as long as VTR retransmits the signal simultaneously, without modifying it, and in the same geographic area where the over-the-air signal is transmitted. This decision was appealed to the Supreme Court with a decision expected in the first quarter of 2013. In another action, a lower court determined that the broadcaster has the right to consent and require payment for the retransmission of its signal by VTR. VTR has appealed this decision to the Court of Appeals. A decision is expected on this appeal in the first quarter of 2013.
In November 2008, the Chilean Government introduced a bill related to DTT regarding stricter content standards and new rules for granting and operating DTT concessions (among other matters), which are still pending. “Must carry” and retransmission consent obligations have been added to this bill. Broadcasters are claiming that this bill should authorize them to offer pay television services and some programmers argue that this authorization will allow them to provide their premium content directly to customers, but the final version of the bill does not include these provisions and it is not likely that they will be included. Other provisions of the bill require pay television operators to use a percentage of their capacity to carry cultural programming and prohibit advertising on cable television services. This bill is expected to become law in the first quarter of 2013.

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
Telephony and Mobile Services
The Ministry also regulates telephony services. The provision of fixed and mobile telephony services requires a public telecommunications service concession. VTR has telecommunications concessions to provide wireline fixed telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s wireline fixed telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025. In October 2011, the SubTel implemented the first phase of a ruling for the elimination of domestic long distance (for calls within the country) and reducing the local exchange zones from 24 to 13. The second stage, which will eliminate all local zones, is expected in 2014, subject to approval by the Chilean Antitrust Court.
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
Interconnect charges (including access charges and charges for network unbundling services) are determined by the regulatory authorities, which establish the maximum rates that may be charged by each operator for each type of service. This rate regulation is applicable to incumbent operators and all local and mobile telephony companies, including VTR. The maximum rates that may be charged by each operator for the corresponding service are made on a case-by-case basis and are effective for five years. VTR’s interconnection and unbundling rates were effective until June 2012. In July 2011, the SubTel started a new ordinary tariff process, that did not include a tariff regulation for bitstream services. This tariff process was suspended while the National General Comptroller Office considers the legality of the exclusion of bitstream services. The interconnection tariffs included in this tariff process should have started in June 2012 for a five year period.
During 2009, the SubTel awarded VTR a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band. The license has a 30-year renewable term. VTR transferred this license to VTR Wireless in 2012.
In April 2007, a Bill regarding Telecommunications Antennas Towers was introduced in the Chilean House of Representatives. It includes stricter restrictions on the construction of new telecommunications towers, including (1) the requirement to obtain prior authorization from local authorities to build antennas in new sites; (2) the prohibition of the placement of towers in sites smaller than 400 square meters; (3) the camouflage of towers exceeding certain heights or clustered together; (4) payments towards community improvements based on a percentage of the value of a new tower; and (5) height and distance restrictions for towers located near certain buildings (schools, hospitals, etc.). The bill also includes provisions about co-localization of telecommunications antennas. A strong opposition to this Bill has been raised by the incumbent mobile operators on constitutional grounds. This Bill was approved by the Chilean Congress and became law in June 2012.
Other Chilean Regulation

•
Rate Adjustments. With respect to VTR’s ability to increase the price of their different telecommunication services to its subscribers, the General Consumer Protection Laws contain provisions that may be interpreted by the National Consumer’s Service (Sernac) to require that any increase in rates - over the inflation rate - to existing subscribers must be previously accepted and agreed to by those subscribers, impairing VTR’s capacity to rationalize their pricing policies over current customers. VTR disagrees with this interpretation and is evaluating its options for adjusting or increasing their subscriber rates in compliance with applicable laws.

•
Channel Lineup. With respect to VTR’s ability to modify its channel lineup without the previous consent of the subscribers, Sernac expressed that such action may be against certain provisions of the applicable Consumer Protection Law, including those provisions prohibiting misleading advertisements, unilateral modification of the clients’ contracts and abusive clauses. Sernac filed several lawsuits against VTR. In June 2008, the Court of Appeals of Santiago ruled against VTR in one of these lawsuits. The Supreme Court rejected an appeal of this decision. Based on nine favorable rulings recently obtained by VTR, granting the company the right to modify its channel lineup, VTR disagrees with Sernac’s interpretation. To prevent future conflicts with Sernac, VTR negotiated with Sernac to establish common acceptable criteria to enable modifications of VTR’s channel lineup, resulting in an agreement in July 2012 that VTR establish a set of channels for customers that can only be modified once a year.

•
On-Off Net Traffic/Bundling. The Chilean Antitrust Court launched a consultation to determine whether or not to impose restrictions on calling price differentiation (On Net/Off Net) and bundling (including resale and regulatory accounting). On December 18, 2012, the Chilean Antitrust Court issued its regulation governing the on-net/off-net pricing practice in the mobile telephone industry and the offering of bundled telecommunication services. Pursuant to the terms of this regulation:

▪
Commencing in January 2014, companies providing mobile services cannot differentiate pricing between on-net and off-net calls. For the period from the date of publication of the regulation until January 2014, such differentiation is permitted, subject to a maximum threshold on the difference between the on-net/off-net prices.

▪	Mobile services may be sold jointly with fixed-line services; however, promotional discounts are not permitted for these double-play offers until 4G data transmission services start operating.

▪
Services over the same platform or network, fixed-line or mobile, or those over a fixed-line network and paid television services, may be sold jointly, subject to certain price limitations: the price for the bundled services must be greater than the stand-alone price for the most expensive service included in the bundle and when three or more services are bundled, the price for the bundle shall be greater than the sum of the stand-alone prices for each service in the bundle, excluding the lowest priced service.

•
Telecommunication Services Proposal. In November 2011, the SubTel published a proposal for a General Telecommunication Services Ruling. The purpose of this proposal is to regulate the offer of telecommunication services (voice, internet access, and pay television, either alone or in bundles) from a consumer protection point of view. If enacted, the new regulation could involve significant changes in contracts with customers; new requirements regarding compensation in case of service failure; and new rules regarding treatment of customers’ personal information.

Employees
As of December 31, 2012, we, including our consolidated subsidiaries, had an aggregate of approximately 22,000 full-time equivalent employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.
Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 17 to our consolidated financial statements included in Part II of this Annual Report.
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
Factors Relating to Competition and Technology
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, broadband internet and telephony in many of the regions in which we operate are highly competitive. In the provision of video services we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL technology, FTTx networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by or over the networks of incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from over-the-top video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, as well as mobile providers of voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other operators using the unbundled local loop of the incumbent telecommunications operator to provide these services, other facilities-based operators and wireless providers. Developments in the DSL technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitors’

products and services and strengthened their competitive position. Developments in wireless technology, such as LTE (the next generation of ultra high-speed mobile data), are creating additional competitive challenges.
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
We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition could result in increased customer churn, reductions of customer acquisition rates for some services and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or, in certain cases, maintain the revenue, average monthly subscription revenue per average RGU (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.
Changes in technology may limit the competitiveness of and demand for our services. Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies. This significantly influences the demand for the products and services that are offered by our businesses. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue and operating cash flow.
Our capital expenditures may not generate a positive return. The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTx, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed.
If we are unable to obtain attractive programming on satisfactory terms for our digital cable services, the demand for our services could be reduced, thereby lowering revenue and profitability. We rely on digital programming suppliers for the bulk of our programming content. We may not be able to obtain sufficient high-quality programming for our digital cable services on satisfactory terms or at all in order to offer compelling digital cable services. This may also limit our ability to migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may not be able to obtain attractive country-specific programming for video services. We also may be placed at a competitive disadvantage when our competitors offer exclusive programming. In addition, “must carry” requirements may consume channel capacity otherwise available for other services. Any or all of these factors could result in reduced demand for, and lower revenue and profitability from, our digital video services.
We depend on third-party suppliers and licensors to supply necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs are subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Although we actively monitor the creditworthiness of our key third party suppliers and licensors, the financial failure of a key third party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows.
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
We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable functional currencies of the underlying operation. At December 31, 2012, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, n otes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2013, (1) approximately 1% to 3% of our revenue, (2) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (3) approximately 9% to 11% of our capital expenditures (excluding capital lease and vendor financing arrangements) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland, Hungary and the United Kingdom. Our expectations with respect to our non-functional currency transactions in 2013 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, Swiss franc, Czech koruna, Polish zloty, Hungarian forint, Romanian lei and British pound sterling and the forward sale of the euro, Swiss Franc, Chilean peso, Czech koruna, Polish zloty and Hungarian forint to hedge certain of these risks. Certain non-functional currency risks related to our revenue and operating and SG&A expenses and our capital expenditures were not hedged as of December 31, 2012. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements included in Part II of this Annual Report.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and, to a lesser extent, the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities and, for telephony services, entrance into interconnection arrangements with other phone companies, including the incumbent phone company. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities or is subject to termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services to distribute their own services or resell our services to end customers. Programming businesses are subject to regulation on a country-by-country basis, including programming content requirements, requirements to make programming available on non-discriminatory terms, and service quality standards. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Adverse changes in rules and regulations could:

•	impair our ability to use our bandwidth in ways that would generate maximum revenue and operating cash flow;

•	create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers;

•	strengthen our competitors by granting them access and lowering their costs to enter into our markets; and

•	have a significant adverse impact on our profitability.
Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and have imposed access obligations in certain countries. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe, video “must carry” obligations in many markets in which we operate and video and broadband internet access obligations in Belgium and in the Netherlands.
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or, in the case of the EU, European level), which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. In the event conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with a merger transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations, as was the case with respect to the regulatory approval granted for our acquisition of Aster Sp. z.o.o. in September 2011. For additional information, see note 3 to our consolidated financial statements included in Part II of this Annual Report.
New legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced. For example, in the EU a large element of regulation affecting our business derives from a number of Directives that are the basis of the regulatory regime concerning many of the services we offer across the EU. The various Directives require Member States to harmonize their laws on communications and cover such issues as access, user rights, privacy and competition. These Directives are reviewed by the EU from time to time and any changes to them could lead to substantial changes in the way in which our businesses are regulated and to which we would have to adapt. In addition, we are subject to review by competition or national regulatory authorities in certain countries concerning whether we exhibit significant market power. A finding of significant market power can result in our company becoming subject to pricing, open access, unbundling and other requirements that could provide a more favorable operating environment for existing and potential competitors.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations, or that we will achieve the expected returns on our acquisitions. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets, such as the recently announced Virgin Media Merger Agreement pursuant to which we plan to acquire Virgin Media. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, primarily private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as Virgin Media, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results and failure achieve the business plan with respect to any such acquisition. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including, for example, the Puerto Rico Transaction and the pending Virgin Media Acquisition.
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
We may have exposure to additional tax liabilities. We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities in both the United States and various foreign jurisdictions. Although we believe that our tax estimates are reasonable, (1) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions, expense amounts for non-income based taxes and accruals and (2) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.
Although substantially all of our revenue and operating income is generated outside the United States, we are subject to potential current U.S. income tax on this income due to our being a U.S. corporation. Our worldwide effective tax rate is reduced under a provision in U.S. tax law that defers the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation of assets currently held in foreign jurisdictions or recognition of foreign income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax may result in a higher effective tax rate for our company. This includes what is typically referred to as “Subpart F Income,” which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. While the company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate.
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
Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 17 to our consolidated financial statements included in Part II of this Annual Report). As a result, we are highly leveraged. At December 31, 2012, our outstanding consolidated debt and capital lease obligations were $27.5 billion, of which $363.5 million is due over the next 12 months and $27.2 billion is due in 2014 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. As our debt maturities grow in later years, however, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions in 2012 that, among other matters, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. For example, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, capital expenditures, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2012, we purchased $980.7 million (including direct acquisition costs) of LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our common stock would not be available for other purposes, including the repayment of debt.
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
We are subject to increasing operating costs and inflation risks which may adversely affect our earnings. While our operations attempt to increase our subscription rates to offset increases in programming and operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings (loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.
Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is highly volatile, and continuing instability in global markets, including the ongoing turmoil in Europe related to sovereign debt issues and the stability of the euro, has contributed to a global economic downturn. Future developments are dependent upon a number of political and economic factors, including the effectiveness of measures by the European Commission to address debt burdens of certain countries in Europe and the overall stability of the eurozone. As a result, we cannot predict how long these challenging conditions will exist or the extent to which the markets in which we operate may further deteriorate. Additional risks arising from the ongoing turmoil in Europe are described below under We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows below.
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
We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows. Our operations are subject to macroeconomic and political risks that are outside of our control. For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion or, in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.
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
We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2012, our exposure to counterparty credit risk included (1) derivative assets with a fair value of $663.8 million, (2) cash and cash equivalent and restricted cash balances of $3,572.8 million and (3) aggregate undrawn debt facilities of $2,237.5 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. In this regard, (1) additional financial institution failures could reduce amounts available under committed credit facilities, adversely impact our ability to access cash deposited with any failed financial institution and cause a default under one or more derivative contracts, and (2) further deterioration in the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
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
We may not report net earnings. We reported losses from continuing operations of $572.3 million, $807.5 million and $953.7 million during 2012, 2011 and 2010, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or ever.
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
John C. Malone has significant voting power with respect to corporate matters considered by our stockholders. John C. Malone beneficially owns outstanding shares of our common stock representing 37% of our aggregate voting power as of February 8, 2013. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our stockholders for approval. Other than as described below, Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements. In connection with the Virgin Media Acquisition, Mr. Malone has signed a support agreement with Virgin Media pursuant to which he has agreed, subject to certain conditions, to vote the shares of our common stock he beneficially owns in favor of the Virgin Media Acquisition.

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
Our ability to take certain corporate actions may be, in some cases, dependent upon the consent and cooperation of other equity participants who are not under our control. At December 31, 2012, we had operations in 13 countries through our subsidiaries. Our ownership participation in each of these subsidiaries varies from market to market, and in certain countries we have agreements with minority shareholders, which provide these minority shareholders with different rights and the ability to block certain transactions or decisions that we would otherwise undertake. Although the terms of our investments vary, our operations may be affected if disagreements develop with other equity participants in our subsidiaries. Failure to resolve such disputes could have an adverse effect on our business.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
During 2012, we leased our executive offices in Englewood, Colorado. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
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
On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals in Amsterdam gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the decision of the Court of Appeals in Amsterdam in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs’ conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear whether the Cignal shareholders will request the Court of Appeals in The Hague to render a new decision.
On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, among other things, that the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court’s April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. The parties have filed their written submissions with the Dutch Supreme Court and a judgment is expected sometime in 2013.
For additional information, see note 16 to our consolidated financial statements in Part II of this Annual Report.
Item 4.     MINE SAFTEY DISCLOSURES
Not applicable.

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

Market Information

We have three series of common stock, LGI Series A, Series B and Series C, that trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of shares of LGI Series A, Series B and Series C common stock for the periods indicated:

	Series A		Series B		Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2012
First quarter	$52.00	$41.11	$51.46	$41.10	$49.80	$39.98
Second quarter	$51.25	$44.87	$51.02	$45.96	$49.20	$43.24
Third quarter	$61.00	$48.49	$59.45	$48.28	$56.87	$46.16
Fourth quarter	$63.94	$54.05	$63.05	$55.56	$59.69	$50.63

Year ended December 31, 2011
First quarter	$44.32	$35.41	$43.87	$35.80	$43.10	$34.00
Second quarter	$47.30	$39.17	$47.07	$38.11	$45.43	$37.52
Third quarter	$47.31	$33.27	$46.64	$34.38	$44.73	$31.82
Fourth quarter	$43.23	$32.06	$43.28	$39.37	$41.25	$36.60

Holders

As of February 8, 2013, there were 1,884, 117 and 1,921 record holders of LGI Series A, Series B and Series C common stock, respectively (which amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder).

Dividends

We have not paid any cash dividends on LGI Series A, Series B and Series C common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations including applicable Delaware law. Except as noted below, there are currently no contractual restrictions on our ability to pay dividends in cash or stock. The Virgin Media Merger Agreement contains certain restrictions that limit our ability to pay dividends or otherwise make distributions through the closing date of the pending Virgin Media Acquisition or the date that the Virgin Media Merger Agreement is terminated, and the credit facilities to which certain of our subsidiaries are parties restrict our ability to access their cash for, among other things, our payment of cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2012:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2012 through October 31, 2012	Series A:	760,000	Series A:	$61.11	Series A:	760,000
	Series C:	1,098,700	Series C:	$57.13	Series C:	1,098,700	(b)
November 1, 2012 through November 30, 2012	Series A:	1,455,400	Series A:	$58.45	Series A:	1,455,400
	Series C:	1,190,000	Series C:	$54.08	Series C:	1,190,000	(b)
December 1, 2012 through December 31, 2012	Series A:	680,000	Series A:	$61.52	Series A:	680,000
	Series C:	1,048,315	Series C:	$57.10	Series C:	1,048,315	(b)
Total — October 1, 2012 through December 31, 2012	Series A:	2,895,400	Series A:	$59.87	Series A:	2,895,400
	Series C:	3,337,015	Series C:	$56.03	Series C:	3,337,015	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)
As of December 31, 2012, the remaining amount authorized for stock repurchases was $1,030.7 million. This amount reflects the authorization on December 14, 2012 of a new $1.0 billion equity repurchase program. For additional information, see note 11 to our consolidated financial statements.

Stock Performance Graph
The following graph compares the change from January 1, 2008 to December 31, 2012 in the cumulative total stockholder return on LGI Series A common stock, LGI Series B common stock, LGI Series C common stock, the NASDAQ Telecommunications Index and the NASDAQ Composite Index (assuming reinvestment of dividends, as applicable). The graph assumes that $100 was invested on January 1, 2008.

$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
1/1/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
LGI Series A
LGI Series B
LGI Series C
NASDAQ Telecom
NASDAQ Composite

	As of December 31,
	2008	2009	2010	2011	2012

LGI Series A	$40.62	$55.86	$90.28	$104.70	$160.65
LGI Series B	$40.38	$56.02	$91.37	$104.90	$160.29
LGI Series C	$41.49	$59.74	$92.62	$108.01	$160.56
NASDAQ Telecommunications Index	$57.46	$86.16	$111.25	$117.64	$158.93
NASDAQ Composite Index	$61.17	$87.93	$104.13	$104.69	$123.85

Item 6.    SELECTED FINANCIAL DATA

The following tables present selected historical financial information of LGI and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. This information is only a summary, and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2012	2011	2010	2009	2008
	in millions
Summary Balance Sheet Data: (a)
Property and equipment, net	$13,437.6	$12,868.4	$11,112.3	$12,010.7	$12,035.4
Goodwill	$13,877.6	$13,289.3	$11,734.7	$13,353.8	$13,144.7
Total assets	$38,307.7	$36,409.2	$33,328.8	$39,899.9	$33,986.1
Debt and capital lease obligations, including current portion	$27,524.5	$24,757.9	$22,462.6	$25,852.6	$20,502.9
Total equity	$2,085.1	$2,931.4	$3,457.7	$6,497.1	$6,494.7

	Year ended December 31,
	2012	2011	2010	2009	2008
	in millions, except per share amounts
Summary Statement of Operations Data: (a)
Revenue	$10,310.8	$9,510.8	$8,364.2	$6,963.5	$7,100.9
Operating income	$1,983.1	$1,818.4	$1,393.6	$904.1	$752.8
Loss from continuing operations (b)	$(572.3)	$(807.5)	$(953.7)	$(99.8)	$(694.0)
Loss from continuing operations attributable to LGI stockholders	$(616.9)	$(846.1)	$(1,040.1)	$(274.7)	$(712.1)
Basic and diluted loss from continuing operations attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(2.31)	$(3.21)	$(4.11)	$(1.02)	$(2.26)
 ___________________

(a)
We acquired KBW on December 15, 2011, Aster on September 16, 2011 and Unitymedia KabelBW on January 28, 2010. We sold Austar on May 23, 2012 and the J:COM Disposal Group on February 18, 2010. Accordingly, our summary statement of operations data presents the J:COM Disposal Group, Austar and a less significant entity as discontinued operations during the applicable periods. We also completed a number of less significant acquisitions during the years presented. For information regarding our acquisitions and dispositions during the past three years, see notes 3 and 4 to our consolidated financial statements.

(b)	Includes earnings from continuing operations attributable to noncontrolling interests of $44.6 million, $38.6 million, $86.4 million, $174.9 million and $18.1 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2012, 2011 and 2010.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated cash flow statements and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of December 31, 2012.

Overview

We are an international provider of video, broadband internet and telephony services with consolidated operations at December 31, 2012 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia KabelBW in Germany are collectively referred to herein as the “UPC/Unity Division.” UPC Holding’s broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” Through Telenet, we provide video, broadband internet and telephony services in Belgium. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On February 5, 2013 we entered into the Virgin Media Merger Agreement, pursuant to which we agreed, subject to various conditions, including the approval of the stockholders of LGI and Virgin Media, to complete the Virgin Media Acquisition.  If completed, the Virgin Media Acquisition will have a significant impact on our liquidity, financial position and results of operations, as further described in note 19 to our consolidated financial statements.  Unless otherwise noted, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations exclusive of the impact of the Virgin Media Acquisition and any forward looking statements contained herein do not take into account the impact of the Virgin Media Acquisition.

Our analog cable service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand), digital video recorders and high definition programming.

In September 2012 and January 2013, we launched Horizon TV in the Netherlands and Switzerland, respectively. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. We intend to expand the availability of Horizon TV to other markets within our footprint, with launches planned in Ireland and Germany during 2013 and in certain additional markets during 2014 and 2015.

Although our digital television signals are encrypted in many of the countries in which we operate, the basic digital television channels in our entire footprints in Germany, Switzerland, Austria, Romania and the Czech Republic are unencrypted as of February 1, 2013.  It is possible that we will decide to unencrypt the digital versions of our basic analog tier in additional markets in 2013 and future periods.  Where our basic digital television channels are unencrypted, subscribers who have the necessary equipment and who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels.  Regardless of whether basic digital television channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets.

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

We offer telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition to VTR Wireless’ mobile services, we also offer mobile services using third-party networks in Belgium and, to a lesser extent, Germany, Poland, the Netherlands and Hungary.

We have completed a number of transactions that impact the comparability of our 2012, 2011 and 2010 results of operations. The most significant of these transactions were the KBW Acquisition on December 15, 2011, the Aster Acquisition on September 16, 2011 and the Unitymedia Acquisition on January 28, 2010. We also completed a number of less significant acquisitions during 2012, 2011 and 2010.

In May 2012, we completed the sale of Austar. Effective September 30, 2010, we closed down the DTH operations of Unitymedia KabelBW’s arena segment. On February 18, 2010, we sold the J:COM Disposal Group. Our consolidated balance sheet as of December 31, 2011 has been reclassified to present Austar as a discontinued operation and our consolidated statements of operations and cash flows have been reclassified to present Austar, Unitymedia KabelBW’s arena segment and the J:COM Disposal Group as discontinued operations for all applicable periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our completed acquisitions and dispositions, see notes 3 and 4 to our consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At December 31, 2012, we owned and operated networks that passed 34,193,500 homes and served 34,834,500 revenue generating units (RGUs), consisting of 18,308,500 video subscribers, 9,244,300 broadband internet subscribers and 7,281,700 telephony subscribers. Effective January 1, 2012, we began including certain SOHO RGUs in our externally-reported subscriber statistics. As a result of this change, we recorded a non-organic adjustment to increase the number of our RGUs at January 1, 2012 by 136,300.

Including the effects of acquisitions, our continuing operations added a total of 1,934,400 RGUs during 2012. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 1,594,000 RGUs (including 89,200 SOHO RGUs) on an organic basis during 2012. The organic RGU growth during 2012 is attributable to the growth of our (i) telephony services, which added 971,400 RGUs, (ii) digital cable services, which added 920,000 RGUs, (iii) broadband internet services, which added 909,100 RGUs, and (iv) DTH video services, which added 87,900 RGUs. The growth of our digital cable, broadband internet, telephony and DTH video services was partially offset by a decline in our analog cable RGUs of 1,284,900 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in (a) subscription revenue in the Czech Republic and (b) overall revenue in Poland during the fourth quarter of 2012, as compared to the fourth quarter of 2011;

(ii)
organic declines in subscription revenue from (a) video services in Poland, Ireland, the Czech Republic and Hungary and (b) telephony services in Chile during the fourth quarter of 2012, as compared to the fourth quarter of 2011;

(iii)	organic declines in subscription revenue from video services in Poland during the fourth quarter of 2012, as compared to the third quarter of 2012;

(iv)
organic declines in (a) video RGUs in many of our markets during the fourth quarter of 2012, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets and (b) telephony RGUs in the Czech Republic and Chile during the fourth quarter of 2012;

(v)
organic declines in ARPU from broadband internet and telephony services in most of our broadband communications markets during the fourth quarter of 2012, as compared to the fourth quarter of 2011; and

(vi)	organic declines in overall ARPU in Ireland, Hungary, Slovakia, Austria, Poland, the Czech Republic and Romania during the fourth quarter of 2012, as compared to the fourth quarter of 2011.

In addition to competition, our operations are subject to macroeconomic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion, or in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.

Over the next few years, we expect to continue to generate organic growth in our consolidated revenue and operating cash flow. We expect this growth to come primarily from organic increases in our digital cable, broadband internet and telephony RGUs, as we expect that our analog cable RGUs will decline and that our overall ARPU will remain relatively unchanged during this timeframe, primarily driven by growth in our operations in Germany, Switzerland, Belgium and the Netherlands. In addition, we currently expect that the continued expansion of our mobile service offerings will (i) positively impact our revenue and, towards the end of this timeframe, our OCF growth and (ii) positively impact our subscriber retention rates. Additionally, we plan to continue improving our competitive position, with (i) further planned launches of our Horizon TV platform, as discussed above, and (ii) upgrades to our network capacity in Germany and other markets. While we expect that these and other initiatives will require significant additions to our property and equipment, we currently expect that our total additions to property and equipment as a percentage of our revenue will continue to decline over the next few years. For additional information concerning our property and equipment additions, including our 2013 expectations for the UPC/Unity Division, Telenet and the VTR Group, see Liquidity

and Capital Resources - Consolidated Cash Flow Statements below. Our expectations with respect to the items discussed in this paragraph are subject to competitive, economic, technological, political and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as fiber-to-the-home, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed. For information regarding our property and equipment additions, see Liquidity and Capital Resources - Consolidated Cash Flow Statements below.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2012, 2011 and 2010 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the year ended December 31, 2012 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide B2B services. At December 31, 2012, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through UPC DTH. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services in Belgium. In Chile, the VTR Group includes VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services primarily in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 17 to our consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for (i) 2012, as compared to 2011, and (ii) 2011, as compared to 2010. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2012, 2011 and 2010 at the end of this section.

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

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Chile, our ability to bundle or discount our services is subject to certain limitations, and in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to telephony interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium and the Netherlands, see note 16 to our consolidated financial statements.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates increased (i) effective January 1, 2012 in Ireland, Hungary and, with respect to certain digital cable services, Belgium, (ii) effective October 1, 2012 in the Netherlands and (iii) effective January 1, 2013, in the Czech Republic. In addition, during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the 2010 Hungarian Telecom Tax) that, prior to its expiration at the end of 2012, was applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010. In September 2011, the European Commission requested that Hungary abolish the 2010 Hungarian Telecom Tax on the grounds that it was illegal under EU rules. In March 2012, the European Commission announced its decision to refer the matter to the European Court of Justice, as Hungary continued to impose the 2010 Hungarian Telecom Tax in violation of EU rules. The ultimate resolution of this matter may take several years, and no assurance can be given as to the outcome. Through December 31, 2012, we have incurred total inception-to-date operating expenses of HUF 9.5 billion ($43.0 million) as a result of the 2010 Hungarian Telecom Tax. This amount includes a HUF 650.0 million ($2.9 million) reduction recorded during the second quarter of 2012 that reflects the cumulative effect of credits taken during the quarter with respect to prior period payments. The credits taken resulted from a change in our approach to determining the 2010 Hungarian Telecom Tax that was implemented on a retroactive basis during the second quarter of 2012.

During the second quarter of 2012, Hungary imposed an act that provides for a new usage-based telecommunication tax (the 2012 Hungarian Telecom Tax) on telecommunications service providers for fixed and mobile voice and mobile texting services, effective from July 1, 2012 for an indefinite period of time. As a result of the 2012 Hungarian Telecom Tax, we incurred additional operating expenses of HUF 349.0 million ($1.6 million) during the last half of 2012. On June 21, 2012, the European Commission sent a letter of formal notice to Hungary with respect to the 2012 Hungarian Telecom Tax, setting out concerns regarding the compatibility of the tax with EU rules. Hungary has responded to the European Commission and indicated that it believes the 2012 Hungarian Telecom Tax is in compliance with EU rules. On January 24, 2013, the European Commission commenced formal infringement proceedings against Hungary and, depending on Hungary’s response, this matter could ultimately be referred to the European Court of Justice. The ultimate resolution of this matter may take several years.

On November 20, 2012, the Parliament of Hungary adopted an act imposing tax on utility networks, effective from January 1, 2013 for an indefinite period of time. The act provides that a tax will be levied on the owners of ducts providing for electricity, telecommunication, natural gas, heating, water and wastewater services. For telecommunication networks, the level of tax levied will depend on the length of ducts. Based on the current text of the new law, we currently estimate that our Hungarian operations will incur additional operating expenses in 2013 as a result of the new utility tax of approximately HUF 1.6 billion ($7.2 million).

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

Revenue of our Reportable Segments

Revenue — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$2,311.0	$1,450.0	$861.0	59.4	13.4
The Netherlands	1,229.1	1,273.4	(44.3)	(3.5)	4.4
Switzerland	1,259.8	1,282.6	(22.8)	(1.8)	3.7
Other Western Europe	848.4	893.3	(44.9)	(5.0)	2.8
Total Western Europe	5,648.3	4,899.3	749.0	15.3	6.6
Central and Eastern Europe	1,115.7	1,122.5	(6.8)	(0.6)	(0.3)
Central and other	115.7	122.7	(7.0)	(5.7)	2.9
Total UPC/Unity Division	6,879.7	6,144.5	735.2	12.0	5.3
Telenet (Belgium)	1,918.0	1,918.5	(0.5)	—	8.1
VTR (Chile)	940.6	889.0	51.6	5.8	6.4
Corporate and other	655.8	645.2	10.6	1.6	1.5
Intersegment eliminations	(83.3)	(86.4)	3.1	3.6	(4.5)
Total	$10,310.8	$9,510.8	$800.0	8.4	5.7

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

Germany. The increase in Germany’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $194.4 million or 13.4%, (ii) the impact of the KBW Acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$118.9	$—	$118.9
ARPU (d)	38.9	—	38.9
Increase in non-subscription revenue (e)	—	36.6	36.6
Organic increase	157.8	36.6	194.4
Impact of the KBW Acquisition	756.3	96.2	852.5
Impact of FX	(162.4)	(23.5)	(185.9)
Total	$751.7	$109.3	$861.0
_______________

(a)
Germany’s subscription revenue includes revenue from multi-year bulk agreements with landlords, housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations.  These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany’s video cable subscribers.  During the three months ended December 31, 2012, Germany’s 20 largest bulk agreement accounts generated approximately 6% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services).  No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to regulators in connection with the KBW Acquisition.  In this regard, we have, among other items, agreed to grant a special termination right with respect to Germany’s Remedy HA Agreements. The Remedy HA Agreements that remain subject to the special termination right (which include agreements that are not among the 20 largest bulk agreements) as of December 31, 2012 accounted for approximately 1% of Germany’s total revenue during the three months ended December 31, 2012. For additional information, see note 3 to our consolidated financial statements.

(b)
Germany’s non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party at various dates ranging from 2013 through 2017.  The aggregate amount of revenue related to these carriage contracts represents approximately 6% of Germany’s total revenue during the three months ended December 31, 2012.  Public broadcasters representing approximately 20% of Germany’s carriage fee revenue for the three months ended December 31, 2012 have sent us notices purporting to terminate these carriage fee arrangements effective December 31, 2012. While we are still seeking to negotiate with the public broadcasters to reach acceptable agreements, we have rejected the termination notices and filed law suits for payment of carriage fees against the public broadcasters. Until such time as we resolve these disputes or obtain favorable outcomes in our law suits, we don’t believe we will meet the criteria to recognize revenue from the public broadcasters in 2013 and future periods.  In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In light of the foregoing, no assurance can be given that any of our carriage fee contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the KBW Acquisition.  For additional information, see note 3 to our consolidated financial statements.

(c)
The increase in Germany’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Germany’s average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(d)
The increase in Germany’s subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, attributable to higher proportions of telephony, broadband internet and digital cable RGUs, and (ii) a net increase resulting primarily from the following factors: (a) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans, (b) higher ARPU from digital cable services, (c) higher ARPU from broadband internet services, (d) higher ARPU due to a lower negative impact from free bundled services provided to new subscribers during promotional periods and (e) lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements. For information concerning our commitment to distribute basic digital television channels in unencrypted form in Germany commencing January 1, 2013, see note 3 to our consolidated financial statements.

(e)
The increase in Germany’s non-subscription revenue is primarily attributable to (i) an increase in installation revenue, due to a higher number of installations and an increase in the average installation fee, (ii) an increase in mobile services revenue, (iii) an increase in interconnect revenue and (iv) an increase in network usage revenue, most of which relates to the settlement of prior year amounts.

The Netherlands. The decrease in the Netherlands’ revenue during 2012, as compared to 2011, includes (i) an organic increase of $55.8 million or 4.4%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$40.7	$—	$40.7
ARPU (b)	7.7	—	7.7
Increase in non-subscription revenue (c)	—	7.4	7.4
Organic increase	48.4	7.4	55.8
Impact of an acquisition	0.9	—	0.9
Impact of FX	(91.3)	(9.7)	(101.0)
Total	$(42.0)	$(2.3)	$(44.3)
_______________

(a)
The increase in the Netherlands’ subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs in the Netherlands led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in the Netherlands’ subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) lower ARPU due to a decrease in telephony call volume, including the impact of higher proportions of customers selecting usage-based calling plans, (b) lower ARPU due to the impact of bundling and promotional discounts and (c) higher ARPU due to January 2012 price increases for certain video services and, to a lesser extent, July 2012 price increases for bundled services.

(c)
The increase in the Netherlands’ non-subscription revenue is primarily attributable to the net effect of (i) an increase in B2B revenue, (ii) an increase in revenue from late charges, (iii) an increase in installation revenue and (iv) a decrease in interconnect revenue, due primarily to the impact of an August 1, 2012 reduction in fixed termination rates.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 16 to our consolidated financial statements.

Switzerland. The decrease in Switzerland’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $47.7 million or 3.7%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$41.0	$—	$41.0
ARPU (b)	3.9	—	3.9
Increase in non-subscription revenue (c)	—	2.8	2.8
Organic increase	44.9	2.8	47.7
Impact of acquisitions	4.4	—	4.4
Impact of FX	(63.4)	(11.5)	(74.9)
Total	$(14.1)	$(8.7)	$(22.8)
_______________

(a)
The increase in Switzerland’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in Switzerland’s subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) higher ARPU due to higher proportions of customers selecting higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services, (b) lower ARPU due to the impact of bundling discounts and (c) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans.

(c)
The increase in Switzerland’s non-subscription revenue is attributable to the net effect of (i) an increase in installation revenue, (ii) a decline in revenue from usage-based wholesale residential telephony services and (iii) a net increase resulting from various individually insignificant changes. In addition, B2B revenue remained relatively unchanged during 2012, as lower revenue from construction and equipment sales was offset by growth in B2B broadband internet and telephony services.

In October 2012, we announced an agreement with the Swiss Price Regulator pursuant to which we will make certain changes to our service offerings in exchange for progressive increases in the price of our basic cable connection over the next two years. In this regard, (i) effective November 1, 2012, we began offering a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and (ii) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, we have made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the price for a cable connection increased by CHF 0.90 ($0.98) effective January 1, 2013 and a further increase of CHF 0.60 ($0.66) will take effect on January 1, 2014. Although the above changes in our service offerings may negatively impact certain revenue streams, we believe that the positive impact of the price increases in 2013 and 2014 will offset such negative impacts and place us in a position where we can continue to increase our revenue and RGUs in Switzerland. No assurance can be given that our assessment of the net impact of these changes in our service offerings and prices will prove to be accurate or that we will be able to continue to grow our revenue and RGUs in Switzerland.

Other Western Europe. The decrease in Other Western Europe’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $24.6 million or 2.8% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$56.9	$—	$56.9
ARPU (b)	(35.0)	—	(35.0)
Increase in non-subscription revenue (c)	—	2.7	2.7
Organic increase	21.9	2.7	24.6
Impact of FX	(61.3)	(8.2)	(69.5)
Total	$(39.4)	$(5.5)	$(44.9)
_______________

(a)
The increase in Other Western Europe’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to a decline in the average number of total video RGUs in each of Ireland and Austria during 2012, as compared to 2011.

(b)
The decrease in Other Western Europe’s subscription revenue related to a change in ARPU is attributable to a decrease in ARPU in each of Ireland and Austria. The decrease in Ireland’s ARPU is mostly due to (i) lower ARPU due to the impact of bundling discounts, (ii) lower ARPU from digital cable services and (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans, including the impact of higher proportions of customers selecting usage-based calling plans. The decrease in Austria’s ARPU is primarily due to (a) lower ARPU due to the impact of bundling discounts, (b) lower ARPU due to a higher proportion of customers selecting lower-priced tiers of broadband internet services, (c) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services and (d) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. In addition, Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to a lower proportion of digital cable RGUs in Ireland.

(c)
The increase in Other Western Europe’s non-subscription revenue is due primarily to the net effect of (i) an increase in installation revenue in each of Austria and Ireland and (ii) a decline in B2B revenue, as a decrease in revenue from B2B broadband internet and telephony services in Austria was only partially offset by an increase in revenue from B2B telephony services in Ireland.

Central and Eastern Europe. The decrease in Central and Eastern Europe’s revenue during 2012, as compared to 2011, includes (i) an organic decrease of $3.2 million or 0.3%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$29.1	$—	$29.1
ARPU (b)	(34.7)	—	(34.7)
Increase in non-subscription revenue (c)	—	2.4	2.4
Organic increase (decrease)	(5.6)	2.4	(3.2)
Impact of acquisitions	99.9	15.0	114.9
Impact of FX	(108.2)	(10.3)	(118.5)
Total	$(13.9)	$7.1	$(6.8)

_______________

(a)
The increase in Central and Eastern Europe’s subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs in Slovakia. In each country within our Central and Eastern Europe segment, a decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The decrease in Central and Eastern Europe’s subscription revenue related to a change in ARPU is primarily due to (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services, (ii) lower ARPU due to the impact of higher bundling discounts and (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by an improvement in RGU mix, primarily attributable to a higher proportion of digital cable and, to a lesser extent, broadband internet RGUs.

(c)
The increase in Central and Eastern Europe’s non-subscription revenue is due primarily to the net effect of (i) an increase in sales of customer premises equipment, primarily in the Czech Republic, (ii) a decrease in installation revenue, primarily in Poland, and (iii) a net increase resulting from individually insignificant changes in other non-subscription revenue categories.

Telenet (Belgium). The decrease in Telenet’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $155.8 million or 8.1% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$29.7	$—	$29.7
ARPU (b)	56.2	—	56.2
Increase in non-subscription revenue (c)	—	69.9	69.9
Organic increase	85.9	69.9	155.8
Impact of FX	(127.2)	(29.1)	(156.3)
Total	$(41.3)	$40.8	$(0.5)
_______________

(a)
The increase in Telenet’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of Telenet’s analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in Telenet’s subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet services, (b) higher ARPU due to October 2011 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (c) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans and the negative impact of higher proportions of customers migrating to fixed-rate calling plans and (d) higher ARPU from digital cable services, due in part to an increase in the number of subscribers to Telenet’s premium sporting channel following the third quarter 2011 acquisition of certain Belgian football (soccer) rights. In addition, Telenet’s subscription revenue and ARPU were positively impacted by a nonrecurring adjustment during the fourth quarter of 2012 to recognize $6.3 million of revenue following the implementation of billing system improvements. Most of this nonrecurring adjustment relates to revenue earned in prior years.

(c)
The increase in Telenet’s non-subscription revenue is due primarily to (i) an increase in mobile services revenue of $38.5 million, (ii) an increase in interconnect revenue of $21.2 million, primarily associated with growth in mobile services, and (iii) an increase in mobile handset sales of $10.3 million. The increase in Telenet’s mobile handset sales, which sales typically generate relatively low margins, is primarily due to an increase in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 16 to our consolidated financial statements.

VTR (Chile). The increase in the VTR Group’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $57.0 million or 6.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$38.9	$—	$38.9
ARPU (b)	2.6	—	2.6
Increase in non-subscription revenue (c)	—	15.5	15.5
Organic increase	41.5	15.5	57.0
Impact of FX	(5.0)	(0.4)	(5.4)
Total	$36.5	$15.1	$51.6
_______________

(a)
The increase in the VTR Group’s subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average numbers of analog cable RGUs.

(b)
The increase in the VTR Group’s subscription revenue related to a change in ARPU is primarily due to the positive impact of an improvement in RGU mix, attributable to a higher proportion of digital cable RGUs. Excluding the positive impact related to RGU mix, ARPU remained relatively unchanged due to the net effect of the following factors: (i) higher ARPU from digital cable services, (ii) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services, (iii) lower ARPU due to the impact of promotional and bundling discounts and (iv) lower ARPU from telephony services, due in part to the net effect of (a) the negative impact of a lower volume of calls subject to usage-based charges and (b) the positive impact of a higher proportion of customers on fixed-rate calling plans.

(c)
The increase in the VTR Group’s non-subscription revenue is attributable to the net effect of (i) the May 2012 launch of mobile services by VTR Wireless and (ii) decreases in installation and interconnect revenue at VTR.

Revenue — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC/Unity Division:
Germany	$1,450.0	$1,146.6	$303.4	26.5	9.0
The Netherlands	1,273.4	1,156.8	116.6	10.1	5.0
Switzerland	1,282.6	1,067.6	215.0	20.1	2.2
Other Western Europe	893.3	829.5	63.8	7.7	2.7
Total Western Europe	4,899.3	4,200.5	698.8	16.6	4.9
Central and Eastern Europe	1,122.5	1,001.5	121.0	12.1	1.5
Central and other	122.7	108.6	14.1	13.0	7.7
Total UPC/Unity Division	6,144.5	5,310.6	833.9	15.7	4.3
Telenet (Belgium)	1,918.5	1,727.2	191.3	11.1	5.7
VTR Group (Chile)	889.0	798.2	90.8	11.4	5.7
Corporate and other	645.2	608.6	36.6	6.0	1.8
Intersegment eliminations	(86.4)	(80.4)	(6.0)	(7.5)	(2.3)
Total	$9,510.8	$8,364.2	$1,146.6	13.7	4.6

Germany. The increase in Germany’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $103.1 million or 9.0% , (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$73.7	$—	$73.7
ARPU (b)	11.2	—	11.2
Increase in non-subscription revenue (c)	—	18.2	18.2
Organic increase	84.9	18.2	103.1
Impact of acquisitions	111.9	14.8	126.7
Impact of FX	64.8	8.8	73.6
Total	$261.6	$41.8	$303.4
_______________

(a)
The increase in Germany’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Germany’s average number of analog cable RGUs led to a decline in the average number of total video RGUs in Germany during 2011, as compared to 2010.

(b)
The increase in Germany’s subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of telephony, digital cable and broadband internet RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to the impact of free bundled services provided to new subscribers during promotional periods, (ii) lower ARPU due to a higher proportion of customers receiving discounted analog cable services through bulk agreements and (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans.

(c)
The increase in Germany’s non-subscription revenue is primarily attributable to increases in (i) installation revenue, primarily due to a higher number of RGU additions, (ii) interconnect revenue, primarily due to growth in Germany’s telephony services and (iii) channel carriage fees.

The Netherlands. The increase in the Netherlands’ revenue during 2011, as compared to 2010, includes (i) an organic increase of $57.5 million or 5.0% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$41.1	$—	$41.1
ARPU (b)	17.8	—	17.8
Decrease in non-subscription revenue (c)	—	(1.4)	(1.4)
Organic increase (decrease)	58.9	(1.4)	57.5
Impact of FX	53.7	5.4	59.1
Total	$112.6	$4.0	$116.6
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

(b)
The increase in the Netherlands’ subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to a decrease in telephony call volume, including the impact of customers moving from usage-based to fixed-rate calling plans, (ii) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet services and (iii) higher ARPU due to January 2011 price increases for certain video, broadband internet and telephony services.

(c)
The decrease in the Netherlands’ non-subscription revenue is attributable to the net impact of (i) an increase in B2B revenue, due primarily to growth in B2B telephony and broadband internet services, and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Switzerland. The increase in Switzerland’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $23.2 million or 2.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$11.3	$—	$11.3
ARPU (b)	11.4	—	11.4
Increase in non-subscription revenue (c)	—	0.5	0.5
Organic increase	22.7	0.5	23.2
Impact of FX	162.0	29.8	191.8
Total	$184.7	$30.3	$215.0
_______________

(a)
The increase in Switzerland’s subscription revenue related to a change in Switzerland’s average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decrease in the average number of analog cable RGUs. The decline in the average numbers of Switzerland’s analog cable RGUs led to a decline in the average number of total video RGUs in Switzerland during 2011, as compared to 2010.

(b)
The increase in Switzerland’s subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans, (ii) lower ARPU from broadband internet services, (iii) higher ARPU due to price increases implemented in January 2011 and the second half of 2010 for certain analog and digital cable services and (iv) higher ARPU from digital cable services.

(c)
The increase in Switzerland’s non-subscription revenue is primarily attributable to the net impact of (i) an increase in installation revenue, (ii) a decline in B2B revenue and (iii) higher revenue from the sale of customer premises equipment. The higher revenue from customer premises equipment sales is due largely to the second quarter 2010 introduction of common interface plus (CI+) modules, which enable authorized customers with CI+ enabled televisions to view our digital cable service without a set-top box. The decline in B2B revenue is due primarily to lower revenue of $8.0 million or 34.9% from construction and equipment sales that was only partially offset by modest growth in B2B telephony and broadband internet services.

Other Western Europe. The increase in Other Western Europe’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $22.5 million or 2.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$46.6	$—	$46.6
ARPU (b)	(20.5)	—	(20.5)
Decrease in non-subscription revenue (c)	—	(3.6)	(3.6)
Organic increase (decrease)	26.1	(3.6)	22.5
Impact of FX	35.8	5.5	41.3
Total	$61.9	$1.9	$63.8
_______________

(a)
The increase in Other Western Europe’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by decreases in the average numbers of analog cable RGUs in each of Ireland and Austria and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average numbers of total video RGUs in both Ireland and Austria during 2011, as compared to 2010.

(b)
The decrease in Other Western Europe’s subscription revenue related to a change in ARPU is primarily attributable to a decrease in ARPU in Austria, as ARPU in Ireland declined only slightly during 2011, as compared to 2010. The decrease in Austria’s overall ARPU is primarily due to the net effect of (i) lower ARPU due to a higher proportion of customers selecting lower-priced tiers of broadband internet services, (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and a higher proportion of customers selecting such usage-based calling plans and (iii) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services. Ireland’s overall ARPU declined slightly during 2011, as compared to 2010, primarily due to the net impact of the following factors: (a) higher ARPU due to January 2011 price increases for certain digital and broadband internet services and (b) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans and a higher proportion of customers selecting such usage-based calling plans. In addition, Other Western Europe’s overall ARPU was slightly impacted by adverse changes in RGU mix in both Austria and Ireland.

(c)
The decrease in Other Western Europe’s non-subscription revenue is due primarily to (i) a decrease in B2B revenue and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories. The decrease in B2B revenue is primarily attributable to the net effect of (a) growth in Ireland’s B2B broadband internet services, (b) a decrease in Austria’s B2B broadband internet and telephony services and (iii) a decrease resulting from the impact of a first quarter 2010 favorable settlement with the incumbent telecommunications operator in Austria.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $15.2 million or 1.5%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$23.7	$—	$23.7
ARPU (b)	(13.9)	—	(13.9)
Increase in non-subscription revenue (c)	—	5.4	5.4
Organic increase	9.8	5.4	15.2
Impact of acquisitions	47.6	17.9	65.5
Impact of FX	36.8	3.5	40.3
Total	$94.2	$26.8	$121.0
_______________

(a)
The increase in Central and Eastern Europe’s subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable (mostly in Poland, Hungary and Romania), broadband internet (mostly in Poland, Hungary and the Czech Republic) and telephony RGUs (mainly in Poland and Hungary) that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of total video RGUs in each country within our Central and Eastern Europe segment during 2011, as compared to 2010.

(b)
The decrease in Central and Eastern Europe’s subscription revenue related to a change in ARPU is primarily due to the following factors: (i) lower ARPU due to increases in the proportions of video, broadband internet and telephony subscribers selecting lower-priced tiers of services and (ii) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. The impacts of these negative factors were partially offset by an improvement in Central and Eastern Europe’s RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The increase in Central and Eastern Europe’s non-subscription revenue is primarily attributable to an increase in B2B revenue, largely driven by growth in B2B broadband internet and telephony services in the Czech Republic and Poland.

Telenet (Belgium). The increase in Telenet’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $98.5 million or 5.7%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (a)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (b)	$31.8	$—	$31.8
ARPU (c)	34.9	—	34.9
Increase in non-subscription revenue (d)	—	31.8	31.8
Organic increase	66.7	31.8	98.5
Impact of an acquisition	—	4.1	4.1
Impact of FX	74.1	14.6	88.7
Total	$140.8	$50.5	$191.3
_______________

(a)
The organic increase in Telenet’s subscription and non-subscription revenue is net of decreases of $7.6 million and $3.7 million, respectively, that resulted from a change from gross to net presentation of revenue and expenses related to certain premium text messaging and calling services due to a legislative action that became effective in January 2011.  As a result of this legislative action, Telenet now acts as an agent, as opposed to a principal, in these transactions.

(b)
The increase in Telenet’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2011, as compared to 2010.

(c)
The increase in Telenet’s subscription revenue related to a change in ARPU is due to an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, that was only partially offset by a net decrease resulting primarily from the following factors: (i) higher ARPU due to February 2010 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (ii) lower ARPU due to an increase in the proportions of customers selecting lower-priced tiers of broadband internet services, (iii) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans and (iv) higher ARPU from digital cable services.

(d)
The increase in Telenet’s non-subscription revenue is due primarily to (i) an increase in mobile services revenue of $22.5 million, (ii) an increase in interconnect revenue, as higher interconnect revenue associated with growth in mobile and fixed telephony services more than offset lower revenue associated with a decline in mobile termination rates, and (iii) an increase in revenue from B2B services. These increases were partially offset by a decrease in installation revenue, primarily attributable to a lower number of RGU additions and increased promotional discounts.

VTR Group (Chile). The increase in the VTR Group’s revenue during 2011, as compared to 2010, includes (i) an organic increase of $45.5 million or 5.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$30.2	$—	$30.2
ARPU (b)	14.5	—	14.5
Increase in non-subscription revenue (c)	—	0.8	0.8
Organic increase	44.7	0.8	45.5
Impact of FX	41.3	4.0	45.3
Total	$86.0	$4.8	$90.8
_______________

(a)
The increase in the VTR Group’s subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group’s subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a net increase resulting primarily from the following factors: (a) higher ARPU due to inflation and other price adjustments, (b) lower ARPU from broadband internet services, (c) higher ARPU resulting from the estimated $4.3 million of revenue that was lost during the first quarter of 2010 as a result of an earthquake and tsunami in Chile and (d) higher ARPU from digital cable services.

(c)	The increase in the VTR Group’s non-subscription revenue is primarily attributable to higher advertising revenue that was only partially offset by lower interconnect and installation revenue.

Operating Expenses of our Reportable Segments

Operating expenses — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$548.3	$320.5	$227.8	71.1	12.4
The Netherlands	354.5	375.4	(20.9)	(5.6)	2.1
Switzerland	359.8	372.0	(12.2)	(3.3)	2.2
Other Western Europe	323.6	348.7	(25.1)	(7.2)	0.4
Total Western Europe	1,586.2	1,416.6	169.6	12.0	4.0
Central and Eastern Europe	418.4	435.2	(16.8)	(3.9)	(3.0)
Central and other	108.4	103.7	4.7	4.5	14.1
Total UPC/Unity Division	2,113.0	1,955.5	157.5	8.1	3.0
Telenet (Belgium)	734.5	704.9	29.6	4.2	12.5
VTR Group (Chile)	442.4	381.2	61.2	16.1	16.7
Corporate and other	398.6	407.0	(8.4)	(2.1)	(0.1)
Intersegment eliminations	(79.6)	(84.5)	4.9	5.8	(2.1)
Total operating expenses excluding stock-based compensation expense	3,608.9	3,364.1	244.8	7.3	6.2
Stock-based compensation expense	8.6	15.3	(6.7)	(43.8)
Total	$3,617.5	$3,379.4	$238.1	7.0

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

UPC/Unity Division. The UPC/Unity Division’s operating expenses (exclusive of stock-based compensation expense) increased $157.5 million or 8.1% during 2012, as compared to 2011. This increase includes $274.8 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s operating expenses increased $58.9 million or 3.0%. This increase includes the following factors:

•
An increase in programming and related costs of $51.1 million or 8.7%, primarily due to growth in digital video services, predominantly in Germany, Switzerland, Austria and the Netherlands. The increase in programming and related costs also reflects a decrease of $7.3 million due to the net impact of accrual releases in Germany and the Netherlands during 2012 and 2011, and Poland in the fourth quarter of 2012. These accrual releases primarily relate to the settlement or reassessment of operational contingencies;

•
An increase in network-related expenses of $24.5 million or 9.3%, primarily due to (i) increased network maintenance costs, primarily in Germany and Poland, (ii) higher costs associated with the refurbishment of customer premises equipment, primarily in Germany, (iii) higher duct and pole rental costs, primarily in Germany and Romania, with the higher costs in Germany primarily attributable to the negative impact of a fourth quarter 2011 settlement of an operational contingency, (iv) higher energy costs in Germany due in part to the release of accruals in connection with the settlement of operational contingencies during the second and fourth quarters of 2011, (v) increased encryption costs, due largely to increased numbers of installed digital set-top boxes, primarily in Switzerland and Germany, and (vi) higher costs of $1.4 million due to the net impact of settlements in 2012 and 2011 of claims for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands, Switzerland and Poland. In addition, in the UPC/Unity Division’s central operations, the impact of a fourth quarter 2011 settlement of a dispute with a third party contributed $2.8 million to the overall increase in network-related expenses;

•
An increase in outsourced labor and professional fees of $11.7 million or 6.3%, primarily due to the net effect of (i) higher call center costs in Germany, primarily attributable to an increase in call volumes, (ii) higher outsourced labor costs associated with customer-facing activities in Germany, Ireland and Switzerland and (iii) lower call center costs in Switzerland;

•
A decrease in bad debt and collection expenses of $8.1 million or 11.5%, primarily in Poland, the Czech Republic, Ireland and Austria. The decrease in bad debt and collection expenses is largely attributable to (i) improved collection experience and (ii) the $2.6 million impact of a nonrecurring increase to bad debt expense that was recorded in the Netherlands during the first quarter of 2011;

•
An increase in personnel costs of $5.8 million or 1.5%, primarily due to (i) annual wage increases, with the largest impacts occurring in the Netherlands, Germany, Switzerland and Austria, and (ii) increased staffing levels in the UPC/Unity Division’s central operations and the Netherlands. The increased staffing levels in the UPC/Unity Division’s central operations are due in part to increased numbers of strategic initiatives;

•	A decrease in information technology-related expenses of $3.4 million or 39%, due in part to costs incurred in 2011 associated with a billing system implementation in the Czech Republic;

•
A decrease of $1.9 million associated with lower taxes in Hungary. This decrease represents the net effect of (i) a decrease attributable to a change in our approach to determining the 2010 Hungarian Telecom Tax that was implemented on a retroactive basis during the second quarter of 2012 and (ii) an increase attributable to the initiation of the 2012 Hungarian Telecom Tax in July 2012. For additional information regarding the 2012 Hungarian Telecom Tax and the 2010 Hungarian Telecom Tax, see Discussion and Analysis of our Reportable Segments - General; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $29.6 million or 4.2% during 2012, as compared to 2011. Excluding the effects of FX, Telenet’s operating expenses increased $88.1 million or 12.5%. This increase includes the following factors:

•
An increase in mobile costs of $36.6 million, due primarily to (i) higher costs associated with subscriber promotions involving free or heavily-discounted handsets and (ii) increased mobile handset sales to third-party retailers;

•
An increase in programming and related costs of $32.3 million or 15.1%, due primarily to (i) a $25.3 million increase resulting from Telenet’s acquisition of the rights to broadcast certain Belgian football (soccer) matches for the three years that began in the third quarter of 2011 and (ii) an increase due to growth in other digital video services. The increase in programming and related costs also reflects a $2.3 million decrease due to the impact of an accrual release during the fourth quarter of 2012 related to the settlement of an operational contingency;

•
An increase in interconnect costs of $18.3 million or 22.2%, due primarily to the net effect of (i) subscriber growth, (ii) increased mobile voice and data volumes and (iii) lower mobile termination rates;

•
An increase in costs of $10.0 million associated with a campaign to retain customers following the move of certain channels from the analog to the basic digital channel package. This campaign involved the sale and rental of used digital set-top boxes at relatively low prices. In connection with this campaign, Telenet experienced (i) increases in the costs of set-top boxes that were sold and (ii) higher outsourced labor and professional fees due primarily to increased customer-facing activities;

•
An increase in outsourced labor and professional fees of $8.0 million or 11.7%, due primarily to increased call center costs, mainly associated with (i) a higher number of calls and (ii) efforts to improve service levels;

•
A decrease in network-related expenses of $7.0 million or 6.1%, due primarily to lower costs associated with the refurbishment of customer premises equipment due primarily to the benefit of claims taken related to faulty set-top boxes;

•
A decrease in personnel costs of $5.6 million or 4.9%, due primarily to the net effect of (i) increased staffing levels and annual wage increases, (ii) lower costs of $4.1 million due to the impact of reimbursements received from the Belgian government during the third and fourth quarters of 2012 with respect to the employment of certain individuals with advanced degrees and (iii) lower costs of $3.4 million due to reassessments of certain post-employment benefit obligations during the third and fourth quarters of 2012;

•
Lower costs of $5.0 million associated with the impact of nonrecurring adjustments recorded during the third and fourth quarters of 2012 resulting from the reassessment of a social tariff obligation; and

•
A decrease in bad debt expense of $1.7 million that includes a $3.3 million decrease associated with a nonrecurring adjustment recorded during the second quarter of 2012 related to the settlement of an operational contingency.

VTR Group (Chile). The VTR Group’s operating expenses (exclusive of stock-based compensation expense) increased $61.2 million or 16.1% during 2012, as compared to 2011. Excluding the effects of FX, the VTR Group’s operating expenses increased $63.6 million or 16.7%. This increase includes the following factors:

•	An increase in VTR Wireless’ mobile handset costs of $21.1 million;

•
An increase in programming and related costs of $14.5 million or 10.9%, primarily associated with growth in digital cable services. Although a significant portion of the VTR Group’s programming contracts are denominated in U.S. dollars, the impact of foreign currency exchange rate fluctuations did not materially impact the increase in the VTR Group’s programming costs during 2012;

•
An increase in interconnect and access costs of $12.7 million or 21.1%, due primarily to (i) higher costs associated with VTR Wireless, primarily attributable to (a) the impact of the May 2012 launch of mobile services and (b) the initiation of minimum payments under a roaming agreement during the first quarter of 2012, and (ii) higher costs associated with VTR’s broadband internet services, as the impact of higher traffic was only partially offset by lower average rates;

•
An increase in facilities expenses of $10.5 million, due primarily to higher site and tower rental costs incurred by VTR Wireless, including $1.9 million of fees incurred in connection with the termination of certain leases;

•	A decrease in personnel costs of $5.7 million or 10.4%, primarily related to lower bonus costs at VTR; and

•
An increase in outsourced labor and professional fees of $5.5 million or 19.1%, resulting from the net effect of (i) increased costs associated with VTR Wireless’ network operating center and (ii) a decrease in VTR’s customer-facing activities.

Operating expenses — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC/Unity Division:
Germany	$320.5	$272.9	$47.6	17.4	(0.3)
The Netherlands	375.4	351.1	24.3	6.9	2.0
Switzerland	372.0	322.7	49.3	15.3	(2.0)
Other Western Europe	348.7	325.1	23.6	7.3	2.3
Total Western Europe	1,416.6	1,271.8	144.8	11.4	0.6
Central and Eastern Europe	435.2	381.4	53.8	14.1	3.3
Central and other	103.7	99.5	4.2	4.2	(0.8)
Total UPC/Unity Division	1,955.5	1,752.7	202.8	11.6	1.1
Telenet (Belgium)	704.9	614.3	90.6	14.7	9.1
VTR Group (Chile)	381.2	333.6	47.6	14.3	8.4
Corporate and other	407.0	380.0	27.0	7.1	3.1
Intersegment eliminations	(84.5)	(79.5)	(5.0)	(6.3)	(0.8)
Total operating expenses excluding stock-based compensation expense	3,364.1	3,001.1	363.0	12.1	3.8
Stock-based compensation expense	15.3	9.4	5.9	62.8
Total	$3,379.4	$3,010.5	$368.9	12.3

UPC/Unity Division. The UPC/Unity Division’s operating expenses (exclusive of stock-based compensation expense) increased $202.8 million or 11.6% during 2011, as compared to 2010. This increase includes $60.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s operating expenses increased $18.8 million or 1.1%. This increase includes the following factors:

•
An increase in programming and related costs of $28.8 million or 5.6%, due primarily to growth in digital video services, predominantly in the Netherlands, Germany, Poland and Ireland. The net impact of favorable copyright and programming fee settlements, primarily in Germany and the Netherlands, also contributed to the increase, as the $3.5 million favorable impact in 2011 was less than the $6.4 million favorable impact in 2010. These increases were partially offset by the impact of lower rates for certain copyright fees in Germany;

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

•
An increase in personnel costs of $7.2 million or 2.1%, due primarily to the net effect of (i) a decrease associated with higher levels of labor costs allocated to certain capital projects, including the development of our Horizon TV platform, (ii) annual wage increases, (iii) higher employee benefit related costs primarily in the Netherlands and Germany, (iv) lower costs related to temporary personnel, primarily in Switzerland and Germany, (v) increased bonus costs and (vi) increased staffing levels;

•	A decrease of $6.9 million or 43.6%, due primarily to lower B2B construction and equipment sales in Switzerland;

•
A decrease in network related expenses of $5.6 million or 2.3%, due primarily to the net effect of (i) lower energy costs in Germany and, to a lesser extent, the Czech Republic and the Netherlands, with the lower costs in Germany due in part to the release of accruals in connection with the settlement of operational contingencies during the second and fourth quarters of 2011, (ii) increased encryption costs, due largely to an increased number of installed digital set-top boxes, (iii) a $6.7 million decrease due to the 2011 settlement of a claim for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands and Switzerland, (iv) higher costs associated with the refurbishment of customer premises equipment and (v) higher duct and pole rental costs due primarily to increased rates in the Czech Republic and Romania. In Germany, duct and pole rental costs remained relatively constant as the impact of higher rates was offset by the favorable impact of the fourth quarter 2011 settlement of an operational contingency. In addition, in UPC/Unity Division’s central operations, the favorable impact of a fourth quarter 2011 settlement of a dispute with a third party regarding services rendered in 2010 contributed $2.9 million to the overall decrease in network related expenses; and

•
A decrease of $4.5 million at UPC DTH due to lower satellite costs resulting from (i) lower transponder rates and (ii) the impact of certain expenses incurred during 2010 related to UPC DTH’s migration to a new satellite.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $90.6 million or 14.7% during 2011, as compared to 2010. This increase includes $3.1 million attributable to the impact of an acquisition. Excluding the effects of an acquisition and FX, Telenet’s operating expenses increased $55.9 million or 9.1%. This increase includes the following factors:

•
An increase in programming and related costs of $36.3 million or 21.7%, due primarily to (i) an increase resulting from Telenet’s second quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches over the next three years and (ii) growth in digital cable services;

•
An increase in network-related expenses of $18.2 million or 20.2%, due primarily to (i) DTT network costs that Telenet began incurring during the fourth quarter of 2010 pursuant to an agreement that provides Telenet with the right to use a specified DTT network through June 2024, (ii) higher costs associated with the refurbishment of customer premises equipment and (iii) higher maintenance costs;

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

VTR Group (Chile). The VTR Group’s operating expenses (exclusive of stock-based compensation expense) increased $47.6 million or 14.3% during 2011, as compared to 2010. Excluding the effects of FX, the VTR Group’s operating expenses increased $28.0 million or 8.4%. This increase includes the following factors:

•
An increase in programming and related costs of $14.6 million or 13.2%, as an increase associated with growth in digital cable services was only partially offset by a decrease arising from foreign currency exchange rate fluctuations with respect to the VTR Group’s U.S. dollar denominated programming contracts;

•	An increase in facilities expenses of $6.5 million, due mostly to higher site and tower rental costs in connection with VTR Wireless;

•
An increase in outsourced labor and professional fees of $6.2 million or 29.1%, due largely to (i) increased call center costs due to efforts to improve service levels, (ii) a higher number of service calls and (iii) higher site and tower location costs incurred in connection with VTR Wireless;

•	A decrease in bad debt and collection expenses of $5.4 million, as improved economic conditions and customer retention efforts have resulted in better collection experience; and

•	An increase in personnel costs of $2.9 million or 5.8%, due primarily to higher staffing levels related to VTR Wireless.

SG&A Expenses of our Reportable Segments
SG&A expenses — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$398.4	$265.8	$132.6	49.9	21.2
The Netherlands	137.5	142.7	(5.2)	(3.6)	3.9
Switzerland	182.1	188.7	(6.6)	(3.5)	1.5
Other Western Europe	117.1	125.9	(8.8)	(7.0)	0.4
Total Western Europe	835.1	723.1	112.0	15.5	9.0
Central and Eastern Europe	142.2	139.3	2.9	2.1	4.5
Central and other	170.4	159.5	10.9	6.8	15.7
Total UPC/Unity Division	1,147.7	1,021.9	125.8	12.3	9.4
Telenet (Belgium)	242.8	246.6	(3.8)	(1.5)	6.3
VTR Group (Chile)	184.0	166.6	17.4	10.4	11.1
Corporate and other	261.5	231.2	30.3	13.1	12.7
Intersegment eliminations	(3.7)	(1.9)	(1.8)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	1,832.3	1,664.4	167.9	10.1	9.5
Stock-based compensation expense	103.8	116.0	(12.2)	(10.5)
Total	$1,936.1	$1,780.4	$155.7	8.7
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

UPC/Unity Division. The UPC/Unity Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $125.8 million or 12.3% during 2012, as compared to 2011. This increase includes $121.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s SG&A expenses increased $96.5 million or 9.4%. This increase includes the following factors:

•
An increase in personnel costs of $35.1 million or 8.8%, due largely to (i) increased staffing levels in the UPC/Unity Division’s central operations due largely to increased numbers of strategic initiatives and (ii) annual wage increases, predominantly in the Netherlands, the UPC/Unity Division’s central operations, Germany and Switzerland. The increases in personnel costs also include the impact of a new employee wage tax in the Netherlands, which tax is payable in 2013 and is not applicable to future years. This new employee wage tax, which was authorized in September 2012, is based on wages for the year ended December 31, 2012;

•
An increase in sales and marketing costs of $30.6 million or 8.2%, largely due to higher costs in Germany, including higher third-party sales commissions and, to a lesser extent, increased costs associated with rebranding and other advertising campaigns. Lower sales and marketing costs in Austria, the Czech Republic and Switzerland partially offset the increased costs in Germany;

•
An increase in facilities expenses of $8.3 million or 9.7%, due primarily to increases in costs related to the rental of office space in Germany, the UPC/Unity Division’s central operations and the Netherlands;

•
An increase in outsourced labor and professional fees of $4.1 million or 6.0%, due primarily to (i) an increase in consulting costs incurred in Germany, primarily associated with integration activities related to the KBW Acquisition, and (ii) an increase in consulting costs incurred by the UPC/Unity Division’s central operations in connection with the UPC/Unity Division’s mobile and other strategic initiatives; and

•
An increase of $4.1 million in delivery and postage costs, including higher costs associated with (i) the delivery of customer premises equipment to retail locations in Germany and (ii) postage for customer communications in Switzerland.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $3.8 million or 1.5% during 2012, as compared to 2011. Excluding the effects of FX, Telenet’s SG&A expenses increased $15.4 million or 6.3%. This increase includes the following factors:

•
An increase in sales and marketing costs of $18.0 million or 22.5%, due primarily to (i) increased third-party sales commissions and sales call center costs mostly related to (a) increased sales of mobile services and (b) the aforementioned campaign to retain customers following the move of channels from the analog to the basic digital channel package and (ii) higher marketing costs in connection with promotional and operational initiatives;

•	A decrease in outsourced labor and professional fees of $10.5 million or 31.9%, due primarily to a decrease in consulting costs associated with strategic and regulatory initiatives;

•	An increase of $3.5 million in the costs associated with the delivery of mobile handsets to retail locations; and

•
An increase in personnel costs of $2.1 million or 2.1%, due primarily to the net effect of (i) annual wage increases, (ii) lower costs of $1.6 million due to the reassessment of certain post-employment benefit obligations during the third quarter of 2012 and (iii) lower bonus costs.

VTR Group (Chile). The VTR Group’s SG&A expenses (exclusive of stock-based compensation expense) increased $17.4 million or 10.4%, during 2012, as compared to 2011. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $18.4 million or 11.1%. This increase includes the following factors:

•
An increase in sales and marketing costs of $9.0 million or 17.4%, due primarily to the net effect of (i) higher third-party sales commissions, (ii) increased advertising campaigns at VTR Wireless, primarily associated with the launch of mobile services in May 2012, and (iii) decreased advertising campaigns at VTR. The higher sales commissions are primarily attributable to (a) an increase at VTR, due primarily to a higher proportion of sales generated by third-party dealers, and (b) an increase at VTR Wireless, due primarily to higher sales volumes resulting from the May 2012 launch of mobile services;

•
An increase in facilities expenses of $6.4 million, due primarily to higher rental and related costs associated with (i) an increase in retail space used by VTR Wireless and (ii) an increase in office and other space used by VTR; and

•
An increase in personnel costs of $0.7 million or 1.2%, resulting from the net effect of (i) higher staffing levels and other personnel costs at VTR Wireless and (ii) lower bonus costs and, to a lesser degree, lower staffing levels at VTR.

SG&A expenses — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC/Unity Division:
Germany	$265.8	$213.9	$51.9	24.3	7.0
The Netherlands	142.7	131.8	10.9	8.3	3.2
Switzerland	188.7	156.7	32.0	20.4	2.6
Other Western Europe	125.9	121.2	4.7	3.9	(1.0)
Total Western Europe	723.1	623.6	99.5	16.0	3.5
Central and Eastern Europe	139.3	123.3	16.0	13.0	3.8
Central and other	159.5	129.4	30.1	23.3	17.2
Total UPC/Unity Division	1,021.9	876.3	145.6	16.6	5.6
Telenet (Belgium)	246.6	240.1	6.5	2.7	(2.3)
VTR Group (Chile)	166.6	136.9	29.7	21.7	15.7
Corporate and other	231.2	229.0	2.2	1.0	(2.5)
Intersegment eliminations	(1.9)	(0.9)	(1.0)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	1,664.4	1,481.4	183.0	12.4	3.9
Stock-based compensation expense	116.0	101.6	14.4	14.2
Total	$1,780.4	$1,583.0	$197.4	12.5
 ____________

N.M. - Not Meaningful.

UPC/Unity Division. The UPC/Unity Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $145.6 million or 16.6% during 2011, as compared to 2010. This increase includes $30.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s SG&A expenses increased $48.9 million or 5.6%. This increase includes the following factors:

•
An increase in personnel costs of $22.1 million or 6.6%, due primarily to (i) annual wage increases, (ii) higher marketing staffing levels, mostly in Switzerland and the Netherlands, (iii) higher bonus costs and (iv) higher severance costs;

•
An increase in outsourced labor and professional fees of $14.0 million or 29.4%, due primarily to higher consulting costs for (i) procurement, billing system and other initiatives within UPC/Unity Division’s central operations and (ii) strategic marketing projects in Germany;

•
An increase in sales and marketing costs of $7.3 million or 2.3% , due primarily to the net effect of (i) increased marketing activities, primarily in the Netherlands, Ireland and UPC DTH, (ii) higher third-party sales commissions in Germany and (iii) lower third-party sales commissions in the Czech Republic. The increase in sales commissions in Germany was partially offset by the release of an accrual in connection with the second quarter 2011 settlement of an operational contingency; and

•	An increase in information technology related expense of $4.5 million or 14.0%, due primarily to additional support and maintenance requirements.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) increased $6.5 million or 2.7% during 2011, as compared to 2010. This increase includes $0.9 million attributable to the impact of an acquisition. Excluding the effects of an acquisition and FX, Telenet’s SG&A expenses decreased $5.6 million or 2.3%. This decrease includes the following factors:

•
A decrease in sales and marketing costs of $12.4 million or 13.9%, due primarily to (i) lower marketing expenses, as increased promotional costs associated with Telenet’s launch of Belgian football (soccer) coverage and advertising expenses during 2011 were more than offset by higher marketing campaign costs in 2010, (ii) lower sponsorship costs, (iii) lower costs related to sales call centers and (iv) decreased third-party sales commissions, primarily related to lower sales;

•
An increase in outsourced labor and professional fees of $3.8 million or 13.9%, primarily due to an increase in consulting and legal costs associated with regulatory, strategic and financial initiatives; and

•	An increase in personnel costs of $2.1 million or 2.3%, primarily due to annual wage increases and increased staffing levels, partially offset by lower severance costs.

VTR Group (Chile). The VTR Group’s SG&A expenses (exclusive of stock-based compensation expense) increased $29.7 million or 21.7% during 2011, as compared to 2010. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $21.4 million or 15.7%. This increase includes the following factors:

•
An increase in sales and marketing costs of $10.6 million or 27.7%, due primarily to (i) increased costs associated with rebranding and other advertising campaigns that are largely attributable to VTR Wireless and (ii) higher third-party sales commissions;

•	An increase in facilities expenses of $4.3 million, due largely to office rental and other facilities costs associated with VTR Wireless;

•	An increase in personnel costs of $2.1 million or 3.8%, primarily due to higher staffing levels related to VTR Wireless; and

•	An increase in outsourced labor and professional fees of $2.1 million, due primarily to increased consulting costs related to (i) VTR Wireless and (ii) a subscriber retention project.

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

Operating Cash Flow — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
UPC/Unity Division:
Germany	$1,364.3	$863.7	$500.6	58.0	11.4
The Netherlands	737.1	755.3	(18.2)	(2.4)	5.6
Switzerland	717.9	721.9	(4.0)	(0.6)	5.1
Other Western Europe	407.7	418.7	(11.0)	(2.6)	5.4
Total Western Europe	3,227.0	2,759.6	467.4	16.9	7.3
Central and Eastern Europe	555.1	548.0	7.1	1.3	0.6
Central and other	(163.1)	(140.5)	(22.6)	(16.1)	(25.7)
Total UPC/Unity Division	3,619.0	3,167.1	451.9	14.3	5.3
Telenet (Belgium)	940.7	967.0	(26.3)	(2.7)	5.4
VTR Group (Chile)	314.2	341.2	(27.0)	(7.9)	(7.3)
Corporate and other	(4.3)	7.0	(11.3)	N.M.	N.M.
Total	$4,869.6	$4,482.3	$387.3	8.6	3.9
Operating Cash Flow — 2011 compared to 2010

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2011	2010	$	%	%
	in millions
UPC/Unity Division:
Germany	$863.7	$659.8	$203.9	30.9	13.5
The Netherlands	755.3	673.9	81.4	12.1	6.8
Switzerland	721.9	588.2	133.7	22.7	4.4
Other Western Europe	418.7	383.2	35.5	9.3	4.2
Total Western Europe	2,759.6	2,305.1	454.5	19.7	7.7
Central and Eastern Europe	548.0	496.8	51.2	10.3	(0.4)
Central and other	(140.5)	(120.3)	(20.2)	(16.8)	(10.2)
Total UPC/Unity Division	3,167.1	2,681.6	485.5	18.1	6.1
Telenet (Belgium)	967.0	872.8	94.2	10.8	5.5
VTR Group (Chile)	341.2	327.7	13.5	4.1	(1.2)
Corporate and other	7.0	(0.4)	7.4	N.M.	N.M
Total	$4,482.3	$3,881.7	$600.6	15.5	5.4
_______________

N.M. - Not Meaningful.

Operating Cash Flow Margin — 2012, 2011 and 2010

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2012	2011	2010
	%
UPC/Unity Division:
Germany	59.0	59.6	57.5
The Netherlands	60.0	59.3	58.3
Switzerland	57.0	56.3	55.1
Other Western Europe	48.1	46.9	46.2
Total Western Europe	57.1	56.3	54.9
Central and Eastern Europe	49.8	48.8	49.6
Total UPC/Unity Division, including central and other	52.6	51.5	50.5
Telenet (Belgium)	49.0	50.4	50.5
VTR Group (Chile)	33.4	38.4	41.1

The operating cash flow margin of the UPC/Unity Division improved during 2012, as compared to 2011, as most of the cash flow margins of the UPC/Unity Division’s operating segments improved or remained relatively unchanged. The operating cash flow margin of the UPC/Unity Division was negatively impacted by an increase in the operating cash flow deficit of the UPC/Unity Division’s central and other category, which increase is primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives. The decrease in Germany’s operating cash flow margin is attributable to the net effect of (i) the positive impact of the inclusion of KBW during 2012, (ii) higher customer care, sales and marketing and programming costs and (iii) integration costs associated with the KBW Acquisition. The increases in the operating cash flow margins for the remaining segments of the UPC/Unity Division generally represent the net impact of improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, and competitive and economic factors. In Belgium, the decline in Telenet’s operating cash flow margin is primarily due to the net effect of (i) the expansion of lower margin mobile services, (ii) the net positive impact of certain nonrecurring items, as described under the Telenet sections of our Discussion and Analysis of our Reportable Segments above, and (iii) higher programming costs. The increase in programming costs is largely attributable to Telenet’s third quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments above. In the case of Chile, the decrease in the operating cash flow margin is attributable to an increase in the incremental operating cash flow deficit of VTR Wireless during 2012 that was only partially offset by an improvement in the operating cash flow margin of VTR. During 2012 and 2011, the incremental operating cash flow deficit of VTR Wireless was $83.0 million and $31.0 million, respectively.

The operating cash flow margin of the UPC/Unity Division increased during 2011, as compared to 2010, as increases in the margins of its reportable segments in western Europe were only partially offset by a decrease in the margin of its reportable segment in Central and Eastern Europe. The improvements in the operating cash flow margins of the UPC/Unity Division’s western European segments are primarily attributable to improved operational leverage. In the UPC/Unity Division’s Central and Eastern Europe segment, competitive, economic and other factors contributed to the decline in operating cash flow margin. In Belgium, Telenet’s operating cash flow margin remained relatively unchanged during 2011, as compared to 2010, as an increase due to improved operational leverage was offset by decreases attributable to increased programming costs and other less significant factors. The increase in programming costs is largely attributable to Telenet’s third quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches. In the case of Chile, the incremental operating cash flow deficit of VTR Wireless during 2011 adversely impacted the VTR Group’s 2011 operating cash flow margin and more than offset the margin improvement during 2011 that resulted in part from the adverse impacts of the February 2010 earthquake on the VTR Group’s margin during 2010.
For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

We expect that the 2013 operating cash flow margin of (i) the UPC/Unity Division will remain relatively unchanged, (ii) Telenet will decline slightly and (iii) the VTR Group will increase somewhat, each as compared to 2012. With regard to Telenet, the expected slight margin decline is due largely to the expected impact of the increasing mobile business. As discussed under Overview and Discussion and Analysis of our Reportable Segments - General above, most of our broadband communications operations are experiencing significant competition. Sustained or increased competition, particularly in combination with unfavorable regulatory, economic or political developments, could adversely impact the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

2012 compared to 2011

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase
	2012	2011 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$4,647.6	$4,407.0	$240.6	5.5	2.1
Broadband internet	2,438.3	2,243.2	195.1	8.7	8.7
Telephony	1,523.1	1,303.6	219.5	16.8	8.3
Total subscription revenue	8,609.0	7,953.8	655.2	8.2	5.0
Other revenue (c)	1,701.8	1,557.0	144.8	9.3	9.2
Total	$10,310.8	$9,510.8	$800.0	8.4	5.7
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

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, mobile services and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $800.0 million during 2012, as compared to 2011. This increase includes $1,013.4 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $541.7 million or 5.7%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2012, as compared to 2011, are as follows (in millions):

Increase due to change in:
Average number of RGUs	$375.3
ARPU	23.8
Organic increase	399.1
Impact of acquisitions	884.0
Impact of FX	(627.9)
Total increase in subscription revenue	$655.2

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $399.1 million or 5.0% during 2012, as compared to 2011. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $196.2 million or 8.7%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) an increase in subscription revenue from telephony services of $108.4 million or 8.3%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services, and (iii) an increase in subscription revenue from video services of $94.5 million or 2.1%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $142.6 million or 9.2% during 2012, as compared to 2011. This increase is primarily attributable to (i) higher revenue from mobile services and mobile handset sales in Belgium and Chile and mobile services in Germany, (ii) an increase in interconnect revenue, (iii) an increase in installation revenue and (iv) an increase in programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2012 compared to 2011 above. For information regarding the competitive environment in certain of our markets, see Overview above.

Operating expenses

Our operating expenses increased $238.1 million during 2012, as compared to 2011. This increase includes $293.3 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which decreased $6.7 million during 2012. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $208.2 million or 6.2% during 2012, as compared to 2011. This increase primarily is attributable to increases in (i) programming and other direct costs, (ii) mobile costs, primarily in Belgium and Chile, (iii) interconnect and access costs and (iv) outsourced labor and professional fees. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses — 2012 compared to 2011 above.

SG&A expenses

Our SG&A expenses increased $155.7 million during 2012, as compared to 2011. This increase includes $132.9 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $12.2 million during 2012. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $157.6 million or 9.5% during 2012, as compared to 2011. This increase primarily reflects net increases in (i) sales and marketing costs, (ii) personnel costs, (iii) facilities expenses in the UPC/Unity Division and the VTR Group and (iv) outsourced labor and professional fees. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses — 2012 compared to 2011 above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2012	2011
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$33.0	$46.8
Other LGI stock-based incentive awards	46.0	43.4
Total LGI common stock	79.0	90.2
Telenet stock-based incentive awards (b)	31.2	40.0
Austar Performance Plan	—	3.6
Other (c)	2.2	1.1
Total	$112.4	$134.9
Included in:
Continuing operations:
Operating expense	$8.6	$15.3
SG&A expense	103.8	116.0
Total - continuing operations	112.4	131.3
Discontinued operation	—	3.6
Total	$112.4	$134.9
_______________

(a)	Includes stock-based compensation expense related to the LGI PSUs and, during 2011, the LGI Performance Plans.

(b)
During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with certain capital distributions, as further described in note 11 to our consolidated financial statements. These anti-dilution adjustments provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively, and continues to recognize additional stock-based compensation expense as the underlying options vest.

(c)
The 2012 amount includes stock-based compensation expense related to performance-based awards granted pursuant to a liability-based plan of the VTR Group.  These awards were granted during the first quarter of 2012 and, based on the level of the specified performance criteria achieved during 2012, these awards will vest on December 31, 2013.

For additional information concerning our stock-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $234.1 million during 2012 as compared to 2011. Excluding the effects of FX, depreciation and amortization expense increased $432.5 million or 17.6%. This increase is due primarily to the net effect of (i) an increase associated with acquisitions, primarily in Germany, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Switzerland, Chile and the Netherlands.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $83.0 million during 2012, as compared to $75.6 million during 2011.  The 2012 amount includes (i) aggregate restructuring charges of $52.0 million associated with employee severance and termination costs related to certain reorganization activities, primarily in Germany, (ii) $22.7 million of direct acquisition costs, largely related to the Puerto Rico Transaction, and (iii) a loss of $8.6 million related to the settlement of a pre-existing relationship in connection with the MGM Acquisition. The 2011 amount includes (i) $32.1 million of direct acquisition costs, including $22.3 million and $6.3 million attributable to the KBW Acquisition and the Aster Acquisition, respectively, (ii) restructuring charges of $18.5 million, primarily related to reorganization and integration activities in Europe and Chile, and (iii) an impairment charge of $15.9 million to reduce the carrying amount of the goodwill associated with Chellomedia’s programming operations in central and eastern Europe.

For additional information regarding our restructuring charges, see note 14 to our consolidated financial statements.

If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant. For additional information, see Critical Accounting Policies, Judgments and Estimates - Impairment of Property and Equipment and Intangible Assets, below.

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $80.1 million at December 31, 2012. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset during 2013.

Interest expense

Our interest expense increased $222.2 million during 2012, as compared to 2011. Excluding the effects of FX, interest expense increased $350.1 million or 24.1%. This increase is primarily attributable to higher average outstanding debt balances. In addition, interest expense was impacted by a slightly lower weighted average interest rate. The slight decrease in our weighted average interest rate is primarily related to the net effect of (i) decreases in certain of the base rates for our variable rate indebtedness and (ii) the completion of certain financing transactions that resulted in extended maturities, certain of which resulted in an increase to our weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $30.9 million during 2012, as compared to 2011. This decrease is primarily attributable to the net effect of (i) a decrease in interest income due to (a) a lower weighted average interest rate earned on our cash and cash equivalent and restricted cash balances and (b) lower average cash and cash equivalent and restricted cash balances and (ii) an increase in dividend income attributable to our investment in Sumitomo common stock.

The terms of the Sumitomo Collar effectively fix the dividends that we will receive on the Sumitomo common stock during the term of the Sumitomo Collar. We report the full amount of dividends received from Sumitomo as dividend income and the dividend adjustment that is payable to, or receivable from, the counterparty to the Sumitomo Collar is reported as a component of realized and unrealized losses on derivative instruments, net, in our consolidated statements of operations.

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

	Year ended December 31,
	2012	2011
	in millions

Cross-currency and interest rate derivative contracts (a)	$(958.3)	$(110.6)
Equity-related derivative contracts (b)	(109.0)	87.2
Foreign currency forward contracts	(6.0)	(36.1)
Other	3.4	(0.9)
Total	$(1,069.9)	$(60.4)
_______________

(a)
The loss during 2012 is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint, Polish zloty, Swiss franc, and Czech koruna markets, (ii) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso, Swiss franc, and Czech koruna relative to the euro, (iii) gains associated with decreases in market interest rates in the U.S. dollar market, (iv) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the U.S. dollar and (v) losses associated with a decrease in the value of the U.S. dollar relative to the euro. In addition, the loss during 2012 includes a net loss of $57.3 million resulting from changes in our credit risk valuation adjustments. The loss during 2011 is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Polish zloty and Czech koruna markets, (ii) gains associated with decreases in the values of the Polish zloty, Hungarian forint and Chilean peso relative to the euro, (iii) gains associated with an increase in the value of the U.S. dollar relative to the euro and (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2011 includes a net gain of $42.9 million resulting from changes in our credit risk valuation adjustments.

(b)
Includes gains (losses) related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. The 2012 losses are primarily attributable to (i) a decrease in the value of the Japanese yen relative to the U.S. dollar and (ii) an increase in the market price of Sumitomo common stock. The 2011 gains are primarily attributable to (i) a decrease in the market price of Sumitomo common stock and (ii) an increase in the value of the Japanese yen relative to the U.S. dollar.

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

	Year ended December 31,
	2012	2011
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$230.6	$(358.7)
Yen denominated debt issued by a U.S. subsidiary	135.7	(63.0)
U.S. dollar denominated debt issued by European subsidiaries	74.2	(102.0)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	0.2	(40.5)
Other	(4.4)	(8.4)
Total	$436.3	$(572.6)
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

Realized and unrealized losses due to changes in fair values of certain investments and debt, net

Our realized and unrealized losses due to changes in fair values of certain investments and debt include unrealized losses associated with changes in fair values that are non-cash in nature until such time as these losses are realized through cash transactions. The details of our realized and unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2012	2011
	in millions
Investments (a):
Sumitomo	$(38.2)	$(28.2)
Other, net (b)	8.3	(19.9)
Debt — UGC Convertible Notes (c)	—	(107.0)
Total	$(29.9)	$(155.1)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 5 and 7 to our consolidated financial statements.

(b)
The 2012 amount includes an increase in the fair value of Chellomedia’s investment in Cyfra+ that was largely offset by a decrease in the fair values of certain other investments. The 2011 amount includes decreases in the fair values of (i) our investment in a broadband communications operator in Switzerland and (ii) Cyfra+.

(c)
Represents the change in the fair value of the UGC Convertible Notes prior to their conversion into LGI common stock in April 2011. The change in fair value includes amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $215.8 million and $218.4 million during 2012 and 2011, respectively.  The loss during 2012 includes (i) a loss of $175.8 million during the fourth quarter associated with the redemption and repurchase of all of the 2009 UM Dollar Senior Secured Notes and a portion of the 2009 UM Euro Senior Secured Notes, including a loss of (a) $125.9 million representing the difference between the carrying value and redemption price of the debt redeemed and (b) $49.4 million associated with the write-off of deferred financing costs and an unamortized discount, (ii) a loss of $12.4 million associated with the write-off of deferred financing costs and an unamortized discount during the fourth quarter in connection with the prepayment of Facility AB under the UPC Broadband Holding Bank Facility, (iii) a loss of $10.2 million during the third quarter representing the difference between the carrying value and redemption price of the UM Senior Secured Floating Rate Exchange Notes and (iv) a loss of $7.0 million associated with the Unitymedia KabelBW Exchange and the Special Optional Redemptions, including $5.6 million of third-party costs and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

The loss during 2011 includes (i) a debt conversion loss of $187.2 million recognized primarily during the second quarter of 2011 related to the exchange of substantially all of the LGI Convertible Notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility and (iii) the write-off of $9.5 million of deferred financing costs and the incurrence of $5.3 million of third-party costs in connection with the prepayment of amounts outstanding under Telenet Facilities K, L1, G and J of the Telenet Credit Facility.

For additional information concerning our losses on debt modification, extinguishment and conversion, net, see note 9 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $89.0 million and $231.7 million during 2012 and 2011, respectively.

The income tax expense during 2012 differs from the expected income tax benefit of $169.2 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries, (iv) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (v) a change in the effective tax rate due to the change in filing status of our Puerto Rican subsidiaries and (vi) certain permanent differences in the realization of foreign currency gains and losses between financial and tax accounting. The negative impacts of these items were partially offset by the positive impact of an increase in certain net deferred tax assets due to an enacted increase in Chilean tax law.

The income tax expense during 2011 differs from the expected income tax benefit of $201.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, including $222.7 million of valuation allowances that were recorded in France during the fourth quarter of 2011 due to a modification of our intercompany financing structure in that jurisdiction that resulted largely from a change in local tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (iv) certain permanent differences in the realization of foreign currency gains and losses between financial and tax accounting.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Loss from continuing operations

During 2012 and 2011, we reported losses from continuing operations of $572.3 million and $807.5 million, respectively, including (i) operating income of $1,983.1 million and $1,818.4 million, respectively, (ii) net non-operating expenses of $2,466.4 million and $2,394.2 million, respectively, and (iii) income tax expense of $89.0 million and $231.7 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) stock-

based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources - Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operations

Our results from our discontinued operations include (i) earnings from Austar of $35.5 million and $136.5 million during 2012 and 2011, respectively, and (ii) a $924.1 million after-tax gain recognized upon the May 23, 2012 completion of the Austar Transaction. The decline in Austar’s earnings during 2012 is due largely to (a) the $80.7 million after-tax impact of the gain on the sale of Austar’s spectrum licenses that was included in Austar’s results of operations during the first quarter of 2011 and (b) the sale of Austar during the second quarter of 2012. The above factors were partially offset by the impact of not recording depreciation and amortization on Austar’s long-lived assets during 2012 as a result of our determination that Austar was held-for-sale effective December 31, 2011. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $37.2 million during 2012, as compared to 2011, due primarily to the net impact of (i) a decrease associated with a decline in the results of operations of Austar, as discussed in the preceding paragraph, (ii) a decrease associated with a decline in the results of operations of Telenet and (iii) an increase associated with an improvement in the results of operations of the VTR Group.

2011 compared to 2010

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase
	2011 (a)	2010 (a)	$	%	%
	in millions
Subscription revenue (b):
Video	$4,407.0	$3,916.0	$491.0	12.5	3.9
Broadband internet	2,243.2	1,942.9	300.3	15.5	7.3
Telephony	1,303.6	1,137.1	166.5	14.6	5.8
Total subscription revenue	7,953.8	6,996.0	957.8	13.7	5.2
Other revenue (c)	1,557.0	1,368.2	188.8	13.8	1.5
Total	$9,510.8	$8,364.2	$1,146.6	13.7	4.6

_________________

(a)
Effective January 1, 2012, we began classifying the monthly revenue derived from certain SOHO subscribers as subscription revenue. SOHO subscribers pay a premium price to receive enhanced service levels along with video programming, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Amounts have been conformed to the 2012 presentation by reclassifying the corresponding SOHO revenue from other revenue to subscription revenue.

(b)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, installation, carriage fee and mobile services revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $1,146.6 million during 2011, as compared to 2010. This increase includes $203.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $382.2 million or 4.6%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2011, as compared to 2010, are as follows (in millions):

Increase due to change in:
Average number of RGUs	$277.2
ARPU	84.7
Organic increase	361.9
Impact of acquisitions	159.5
Impact of FX	436.4
Total increase in subscription revenue	$957.8

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $361.9 million or 5.2% during 2011, as compared to 2010. This increase is attributable to (i) an increase in subscription revenue from video services of $154.7 million or 3.9%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, (ii) an increase in subscription revenue from broadband internet services of $141.5 million or 7.3%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services and (iii) an increase in subscription revenue from telephony services of $65.7 million or 5.8%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $20.3 million or 1.5% during 2011, as compared to 2010. This increase is primarily attributable to (i) an increase in Telenet’s mobile services revenue, (ii) an increase in B2B revenue, (iii) an increase in interconnect revenue and (iv) an increase in programming revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2011 compared to 2010 above.

Operating expenses

Our operating expenses increased $368.9 million during 2011, as compared to 2010. This increase includes $66.7 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $5.9 million during 2011. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $113.6 million or 3.8% during 2011, as compared to 2010. This increase primarily is attributable to a net increase in programming and other direct costs, which includes a $7.5 million increase resulting from the impact of a favorable settlement of a Chellomedia programming contract during the third quarter of 2010. In addition, the net impact of (i) a net decrease in interconnect charges, (ii) a net increase in outsourced labor and professional fees, (iii) a net increase in personnel costs and (iv) a net increase in network-related expenses contributed to the overall increase in our operating expenses. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses — 2011 compared to 2010 above.

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

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2011	2010
	in millions
LGI Series A, Series B and Series C common stock:
LGI performance-based incentive awards (a)	$46.8	$51.3
Other LGI stock-based incentive plans	43.4	42.8
Total LGI common stock	90.2	94.1
Telenet stock-based incentive awards (b)	40.0	13.1
Austar Performance Plan	3.6	11.8
Other	1.1	3.8
Total	$134.9	$122.8
Included in:
Continuing operations:
Operating expense	$15.3	$9.4
SG&A expense	116.0	101.6
Total - continuing operations	131.3	111.0
Discontinued operation	3.6	11.8
Total	$134.9	$122.8
 ________________

(a)	Includes stock-based compensation expense related to the LGI Performance Plans and the LGI PSUs.

(b)
During the second quarter of 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with a capital distribution, as further described in note 11 to our consolidated financial statements. These anti-dilution adjustments provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the capital distribution remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense of $15.8 million during the second quarter of 2011, and continues to recognize additional stock-based compensation as the underlying options vest.

For additional information concerning our stock-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $205.5 million during 2011, as compared to 2010. Excluding the effects of FX, depreciation and amortization expense increased $59.4 million or 2.6%. This increase is due primarily to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in Belgium, the Netherlands, Switzerland, Chile and Austria, (iii) decreases associated with changes in the useful lives of certain assets, primarily in Germany, the Netherlands and Romania, and (iv) increases associated with acquisitions.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $75.6 million during 2011, as compared to $125.6 million during 2010. The 2011 amount includes (i) $32.1 million of direct acquisition costs, including $22.3 million and $6.3 million attributable to the KBW Acquisition and the Aster Acquisition, respectively, (ii) restructuring charges of $18.5 million, primarily related to reorganization and integration activities in Europe and Chile, and (iii) an impairment charge of $15.9 million to reduce the carrying amount of the goodwill associated with Chellomedia’s programming operations in central and eastern Europe. The 2010 amount includes (i) aggregate restructuring charges of $48.4 million associated with (a) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia, (b) dish-turning and duplicate satellite costs incurred in connection with the migration of UPC DTH’s operations in the Czech Republic, Hungary and Slovakia to a new satellite and (c) employee severance and termination costs related to reorganization and integration activities, primarily in Europe, (ii) direct acquisition costs of $45.3 million related to the Unitymedia Acquisition and (iii) a goodwill impairment charge of $26.3 million related to Chellomedia’s programming operations in central and eastern Europe.

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
 _______________

(a)
The 2011 loss is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Polish zloty and Czech koruna markets, (ii) gains associated with decreases in the values of the Polish zloty, Hungarian forint and Chilean peso relative to the euro, (iii) gains associated with an increase in the value of the U.S. dollar relative to the euro and (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the 2011 loss includes a net gain of $42.9 million resulting from changes in our credit risk valuation adjustments. The 2010 loss is primarily attributable to the net effect of (i) losses associated with increases in the values of the Swiss franc, Chilean peso, Czech koruna and Polish zloty relative to the euro, (ii) losses associated with decreases in market interest rates in the euro, Romanian lei, Swiss franc, Hungarian forint, Czech koruna and Polish zloty markets, (iii) losses associated with increases in the values of the Swiss franc and Chilean peso relative to the U.S. dollar and (iv) gains associated with an increase in the value of the U.S. dollar relative to the euro. In addition, the 2010 loss includes a net gain of $88.4 million resulting from changes in our credit risk valuation adjustments.

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

(b)
The 2011 amount includes decreases in the fair value of (i) our investment in a broadband communications operator in Switzerland and (ii) Cyfra+. The 2010 amount includes a decrease in the fair value of Cyfra+ that was only partially offset by an increase in the fair values of certain other investments.

(c)
Represents the change in the fair value of the UGC Convertible Notes prior to their conversion into LGI common stock in April 2011. The change in fair value includes amounts attributable to the remeasurement of the UGC Convertible Notes into U.S. dollars.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $218.4 million and $29.8 million during 2011 and 2010, respectively.  The losses during 2011 include (i) a debt conversion loss of $187.2 million recognized primarily during the second quarter of 2011 related to the exchange of substantially all of the LGI Convertible Notes for LGI common stock and cash, (ii) the write-off of $15.7 million of deferred financing costs and an unamortized discount during the first quarter of 2011 in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility and (iii) the write-off of $9.5 million of deferred financing costs and the incurrence of $5.3 million of third-party costs in connection with the prepayment of amounts outstanding under Telenet Facilities K, L1, G and J of the Telenet Credit Facility during 2011. The losses during 2010 include the payment of $16.1 million of debt redemption premiums and the write-off of $8.8 million of deferred financing costs in connection with the third quarter 2010 repurchase and redemption of certain of UPC Holding’s senior notes. For additional information, see note 9 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax expense of $231.7 million and income tax benefit of $196.9 million during 2011 and 2010, respectively.

The income tax expense during 2011 differs from the expected income tax benefit of $201.5 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, including $222.7 million of valuation allowances that were recorded in France during the fourth quarter of 2011 due to a modification of our intercompany financing structure in that jurisdiction that resulted largely from a change in local tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (iv) certain permanent differences in the realization of foreign currency gains and losses between financial and tax accounting.

The income tax benefit during 2010 differs from the expected income tax benefit of $402.7 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (iv) a net increase in valuation allowances, which included tax benefits of $223.6 million recognized in France upon the release of valuation allowances during the fourth quarter of 2010 in connection with an internal financial restructuring. The negative impacts of these items were partially offset by the positive impact of the recognition of previously unrecognized tax benefits that met the GAAP recognition criteria during the period.
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

Discontinued operations

Our earnings from discontinued operations, net of taxes, of $136.5 million during 2011 relates to the operations of Austar. Our earnings from discontinued operations, net of taxes, of $126.9 million during 2010 relates to the operations of Austar, Unitymedia KabelBW’s arena segment and the J:COM Disposal Group. We recognized a gain on disposal of discontinued operations, net of taxes, of $1,390.8 million during 2010 related to the February 18, 2010 sale of the J:COM Disposal Group. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $74.1 million during 2011, as compared to 2010, due primarily to the net impact of (i) a decrease resulting from the February 18, 2010 sale of the J:COM Disposal Group, (ii) a decline in the results of operations of Telenet and (iii) improvements in the results of operations of Austar and VTR.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Telenet, UPC Holding, UPC Broadband Holding, Unitymedia KabelBW, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2012. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2012 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$69.4
Non-operating subsidiaries	631.9
Total LGI and non-operating subsidiaries	701.3
Operating subsidiaries:
Telenet	1,196.0
VTR Group (a)	44.3
UPC Holding (excluding VTR Group)	41.6
Unitymedia KabelBW	26.7
Chellomedia	26.6
Liberty Puerto Rico	2.4
Total operating subsidiaries	1,337.6
Total cash and cash equivalents (b)	$2,038.9
_______________

(a)	Includes $9.0 million of cash and cash equivalents held by VTR Wireless.

(b)
As of December 31, 2012, our total cash and cash equivalents balance excludes €1,142.5 million ($1,507.9 million) that we were required to place into a restricted account to secure a portion of the aggregate offer consideration for the LGI Telenet Tender, as further described in note 11 to our consolidated financial statements. On February 1, 2013, we used €332.5 million ($454.6 million at the transaction date) of this restricted cash account to fund the LGI Telenet Tender and the remaining €810.0 million ($1,107.4 million at the transaction date) was released from restrictions.

Liquidity of LGI and its Non-operating Subsidiaries

The $69.4 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $631.9 million of cash and cash equivalents held by LGI’s non-operating subsidiaries, represented available liquidity at the corporate level at December 31, 2012. Our remaining cash and cash equivalents of $1,337.6 million at December 31, 2012 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. No assurance can be given that any external funding would be available to LGI or its non-operating subsidiaries on favorable terms, or at all. See note 4 to our consolidated financial statements for information concerning the disposition of Austar and notes 11 and 19 to our consolidated financial statements for information concerning recent and pending capital distributions of Telenet and VTR.

At December 31, 2012, our consolidated cash and cash equivalents balance includes $1,971.6 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

The ongoing cash needs of LGI and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan. In addition, LGI and its non-operating subsidiaries may require cash in connection with (i) the repayment of outstanding debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities or (vi) income tax payments. For information regarding the LGI Telenet Tender, see note 11 to our consolidated financial statements. For information concerning the pending Virgin Media Acquisition, see note 19 to our consolidated financial statements.

During 2012, we repurchased a total of 5,611,380 shares of our LGI Series A common stock at a weighted average price of $53.46 per share and 13,585,729 shares of our LGI Series C common stock at a weighted average price of $50.11 per share, for an aggregate purchase price of $980.7 million, including direct acquisition costs and the effects of derivative instruments. At December 31, 2012, the remaining amount authorized for stock repurchases was $1,030.7 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Liberty Puerto Rico, Telenet, Unitymedia KabelBW, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2012, see note 9 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the acquisitions of our subsidiaries, see note 3 to our consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. However, the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our December 31, 2012 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2012 was 5.5x. In addition, the ratio of our December 31, 2012 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended December 31, 2012 was 5.1x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our capital expenditures and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our subsidiaries. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At December 31, 2012, each of our borrowing subsidiaries was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to our subsidiaries’ debt covenants that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2012, our outstanding consolidated debt and capital lease obligations aggregated $27.5 billion, including $363.5 million that is classified as current in our consolidated balance sheet and $23.6 billion that is due in 2017 or thereafter.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at December 31, 2012.

For additional information concerning our debt and capital lease obligations, see note 9 to our consolidated financial statements.

Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Consolidated Cash Flow Statement - 2012 compared to 2011

Summary. The 2012 and 2011 consolidated cash flow statements of our continuing operations are summarized as follows:

	Year ended December 31,
	2012	2011	Change
	in millions

Net cash provided by operating activities	$2,858.5	$2,562.7	$295.8
Net cash used by investing activities	(1,029.2)	(4,028.7)	2,999.5
Net cash used by financing activities	(1,469.8)	(645.2)	(824.6)
Effect of exchange rate changes on cash	28.2	30.0	(1.8)
Net increase (decrease) in cash and cash equivalents	$387.7	$(2,081.2)	$2,468.9

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, including the impact of the KBW Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, largely attributable to the KBW

Acquisition, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower net cash payments for taxes and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to (i) a decrease in cash used of $1,764.8 million due to lower cash paid in connection with acquisitions, net of cash acquired, (ii) a decrease in cash used of $1,055.4 million associated with cash proceeds received in connection with the Austar Transaction, (iii) a decrease in cash used of $127.5 million related to an escrow account that was established in connection with the March 2011 execution of the KBW Purchase Agreement and (iv) a decrease in cash used of $43.4 million associated with lower capital expenditures. Capital expenditures decreased from $1,927.0 million during 2011 to $1,883.6 million during 2012, as an increase in the local currency capital expenditures of our subsidiaries, including an increase due to acquisitions, was more than offset by a decrease due to FX.

The capital expenditures that we report in our consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we present (i) our capital expenditures as reported in our consolidated cash flow statements, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include changes in current liabilities associated with capital expenditures and amounts that are financed under vendor financing or capital lease arrangements.

The UPC/Unity Division accounted for (i) $1,262.9 million and $1,287.0 million (including $503.6 million and $360.0 million attributable to Germany) of our consolidated capital expenditures during 2012 and 2011, respectively, and (ii) $1,541.6 million and $1,410.7 million (including $559.5 million and $371.0 million attributable to Germany) of our consolidated property and equipment additions during 2012 and 2011, respectively. The increase in the UPC/Unity Division’s property and equipment additions is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (iv) an increase in expenditures for new build and upgrade projects to expand services. During 2012 and 2011, the UPC/Unity Division’s (a) capital expenditures represented 18.4% and 20.9% (including 21.8% and 24.8% for Germany) of its revenue, respectively, and (b) property and equipment additions represented 22.4% and 23.0% (including 24.2% and 25.6% for Germany) of its revenue, respectively.

Telenet accounted for (i) $360.4 million and $363.8 million of our consolidated capital expenditures during 2012 and 2011, respectively, and (ii) $440.0 million and $413.3 million of our consolidated property and equipment additions during 2012 and 2011, respectively. The increase in Telenet’s property and equipment additions is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) an increase in expenditures for new build and upgrade projects to expand services and (iv) a decrease in expenditures for support capital, such as information technology upgrades and general support systems. During 2012 and 2011, Telenet’s (a) capital expenditures represented 18.8% and 19.0% of its revenue, respectively, and (b) property and equipment additions represented 22.9% and 21.5% of its revenue, respectively.

The VTR Group accounted for (i) $222.6 million and $234.1 million (including $27.0 million and $68.7 million attributable to VTR Wireless) of our consolidated capital expenditures during 2012 and 2011, respectively, and (ii) $243.4 million and $270.8 million (including $36.7 million and $86.9 million attributable to VTR Wireless) of our consolidated property and equipment additions during 2012 and 2011, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, and (v) a decrease due to FX. During 2012 and 2011, the VTR Group’s (a) capital expenditures represented 23.7% and 26.3% (21.3% and 18.6% excluding VTR Wireless) of its revenue, respectively, and (b) property and equipment additions represented 25.9% and 30.5% (22.5% and 20.7% excluding VTR Wireless) of its revenue, respectively.

We expect the percentage of revenue represented by our aggregate 2013 consolidated property and equipment additions to decline slightly as compared to 2012, with the 2013 percentage expected to range from (i) 21% to 23% for the UPC/Unity Division (including 21% to 23% for Germany), (ii) 21% to 23% for Telenet and (iii) 20% to 22% for the VTR Group. The 2013 property and equipment additions range for the VTR Group includes estimated property and equipment additions ranging from CLP 8.5 billion ($17.8 million) to CLP 12.5 billion ($26.1 million) associated with VTR Wireless. Excluding VTR Wireless’ estimated property and equipment additions and revenue, the percentage of the VTR Group’s 2013 revenue represented by property and equipment additions is expected to range from 18% to 20%. The actual amount of our 2013 consolidated property and equipment additions and the 2013 property and equipment additions of the UPC/Unity Division (including Germany), Telenet and the VTR

Group may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,464.1 million to fund restricted cash related to the LGI Telenet Tender, (ii) a decrease in cash used of $503.5 million related to higher net borrowings of debt, (iii) a decrease in cash used of $124.2 million related to the release of cash collateral, (iv) a decrease in cash used of $88.4 million due to higher cash contributions from noncontrolling interest owners to LGI subsidiaries, (v) a decrease in cash used of $81.2 million due to lower cash distributions from LGI subsidiaries to noncontrolling interest owners, (vi) a decrease in cash used of $60.7 million resulting from lower cash payments of net settled employee withholding taxes on stock incentive awards and (vii) an increase in cash used of $57.7 million due to higher repurchases of our LGI Series A and Series C common stock. The increase in our net borrowings of debt was partially offset by a decrease due to FX.

Consolidated Cash Flow Statement - 2011 compared to 2010

Summary. The 2011 and 2010 consolidated cash flow statements of our continuing operations are summarized as follows:

	Year ended December 31,
	2011	2010	Change
	in millions

Net cash provided by operating activities	$2,562.7	$2,007.7	$555.0
Net cash used by investing activities	(4,028.7)	(389.2)	(3,639.5)
Net cash used by financing activities	(645.2)	(187.8)	(457.4)
Effect of exchange rate changes on cash	30.0	(135.4)	165.4
Net increase (decrease) in cash and cash equivalents	$(2,081.2)	$1,295.3	$(3,376.5)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, (ii) an increase in cash provided due to lower net cash payments for taxes, (iii) a decrease in cash provided due to higher cash payments for interest, (iv) an increase in the reported net cash provided by operating activities due to FX and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. The increase in net cash used by our investing activities is due primarily to the net effect of (i) an increase in cash used of $3,969.9 million associated with cash proceeds received during 2011 in connection with the disposition of discontinued operations, (ii) a decrease in cash used of $655.8 million associated with lower cash paid in connection with acquisitions and (iii) an increase in cash used of $236.5 million associated with higher capital expenditures. Capital expenditures increased from $1,690.5 million during 2010 to $1,927.0 million during 2011, due primarily to a net increase in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, and an increase due to FX. In addition, the difference between the amount funded and the amount released from the KBW Escrow Account, as further described in note 3 to our consolidated financial statements, is entirely attributable to FX.

The UPC/Unity Division accounted for (i) $1,287.0 million and $1,151.0 million (including $360.0 million and $276.5 million attributable to Germany) of our consolidated capital expenditures during 2011 and 2010, respectively, and (ii) $1,410.7 million and $1,173.6 million (including $371.0 million and $286.5 million attributable to Germany) of our consolidated property and equipment additions during 2011 and 2010, respectively. The increase in the UPC/Unity Division’s property and equipment additions is due primarily to (i) an increase due to FX, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase due to acquisitions and (v) an increase in expenditures for the purchase and installation of customer premises equipment. During 2011 and 2010, the UPC/Unity Division’s (a) capital expenditures represented 20.9% and 21.7% (24.8% and 21.0% excluding Germany) of its revenue, respectively, and (b) property and equipment additions represented 23.0% and 22.1% (25.6% and 21.3% excluding Germany) of its revenue, respectively.

Telenet accounted for (i) $363.8 million and $313.6 million of our consolidated capital expenditures during 2011 and 2010, respectively, and (ii) $413.3 million and $372.4 million of our consolidated property and equipment additions during 2011 and

2010, respectively. The increase in Telenet’s property and equipment additions is due primarily to (i) an increase due to FX, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) an increase in expenditures for the purchase and installation of customer premises equipment and (iv) an increase in expenditures for support capital such as information technology upgrades and general support systems. During 2011 and 2010, Telenet’s (a) capital expenditures represented 19.0% and 18.2% of its revenue, respectively, and (b) property and equipment additions represented 21.5% and 21.6% of its revenue, respectively.

The VTR Group accounted for (i) $234.1 million and $187.5 million (including $68.7 million and $7.2 million attributable to VTR Wireless) of our consolidated capital expenditures during 2011 and 2010, respectively, and (ii) $270.8 million and $177.2 million (including $86.9 million and $3.5 million attributable to VTR Wireless) of our consolidated property and equipment additions during 2011 and 2010, respectively. The increase in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) an increase in expenditures related to the construction of VTR Wireless’ mobile network, (ii) an increase due to FX, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures for the purchase and installation of customer premises equipment and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During 2011 and 2010, the VTR Group’s (a) capital expenditures represented 26.3% and 23.5% (18.6% and 22.6% excluding VTR Wireless) of its revenue, respectively, and (b) property and equipment additions represented 30.5% and 22.2% (20.7% and 21.8% excluding VTR Wireless) of its revenue, respectively.

Financing Activities. The increase in net cash used by our financing activities is due primarily to the net effect of (i) a decrease in cash used of $3,639.1 million related to higher net borrowings of debt, (ii) an increase in cash used of $3,622.4 million related to changes in cash collateral, (iii) an increase in cash used of $220.2 million related to higher distributions by subsidiaries to noncontrolling interest owners, (iv) an increase in cash used of $160.2 million due to an increase in payments of financing costs, mainly due to $186.7 million of exchange offer consideration paid during 2011 in connection with the LGI Notes Exchange, and (v) an increase in cash used of $68.5 million due to higher cash payments for net settled employee withholding taxes on stock incentive awards. The increase in our net borrowings of debt is due in part to FX.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of stock incentive awards and (ii) cash payments for direct acquisition costs, less (a) capital expenditures, as reported in our consolidated cash flow statements, (b) principal payments on vendor financing obligations and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations.  We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated cash flow statements. The following table provides the details of our free cash flow:

	Year ended December 31,
	2012	2011	2010
	in millions

Net cash provided by operating activities of our continuing operations	$2,858.5	$2,562.7	$2,007.7
Excess tax benefits from stock-based compensation	7.2	37.7	44.7
Cash payments for direct acquisition costs	33.8	19.6	54.3
Capital expenditures	(1,883.6)	(1,927.0)	(1,690.5)
Principal payments on vendor financing obligations	(104.7)	(10.0)	—
Principal payments on certain capital leases	(17.5)	(11.4)	(8.9)
Free cash flow	$893.7	$671.6	$407.3

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

Contractual Commitments

As of December 31, 2012, the U.S. dollar equivalents (based on December 31, 2012 exchange rates) of the consolidated contractual commitments are as follows:

	Payments due during:
	2013	2014	2015	2016	2017	Thereafter	Total
	in millions

Debt (excluding interest)	$293.6	$16.2	$400.0	$2,922.7	$4,736.0	$17,849.3	$26,217.8
Capital leases (excluding interest)	69.9	75.4	74.1	75.2	77.0	1,018.0	1,389.6
Operating leases	183.7	138.4	126.2	104.8	91.5	365.9	1,010.5
Programming obligations	310.0	161.3	81.9	50.0	42.3	0.5	646.0
Other commitments	764.1	248.8	201.5	160.6	118.2	1,317.4	2,810.6
Total (a)	$1,621.3	$640.1	$883.7	$3,313.3	$5,065.0	$20,551.1	$32,074.5
Projected cash interest payments on debt and capital lease obligations (b)	$1,549.4	$1,665.6	$1,664.4	$1,663.1	$1,510.3	$4,193.9	$12,246.7
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2012 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($327.5 million at December 31, 2012) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest rate payment dates and contractual maturities in effect as of December 31, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative agreements, deferred financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2012, 2011 and 2010, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,055.7 million, $965.3 million and $824.3 million, respectively (including intercompany charges that eliminate in consolidation of $77.2 million, $78.9 million and $73.3 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $111.5 million, $115.9 million and $102.0 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2017, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) satellite commitments associated with satellite carriage services provided to our company and (v) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements (including with respect to the Virgin Media Merger Agreement, as described in note 19 to our consolidated financial statements) or tender offers (including with respect to the LGI Telenet Tender, as described in note 11 to our consolidated financial statements) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2012, 2011 and 2010, see note 6 to our consolidated financial statements.

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

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•	Impairment of property and equipment and intangible assets (including goodwill);

•	Costs associated with construction and installation activities;

•	Useful lives of long-lived assets;

•	Fair value measurements; and

•	Income tax accounting.

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our significant accounting policies, see note 2 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 80% of our total assets at December 31, 2012.

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected capital expenditures. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2012 qualitative assessment of our reporting unit carrying values, we determined that it was more likely than not that fair value exceeded carrying value for all but one small reporting unit. Upon our determination of the implied fair value of the goodwill and other long-lived assets of this reporting unit, we concluded that the goodwill and long-lived assets of this reporting unit were not impaired.

During 2012, 2011 and 2010, we recorded impairments of our property and equipment and intangible assets (including goodwill) aggregating nil, $27.6 million and $27.7 million, respectively. The 2011 and 2010 amounts are largely due to goodwill impairments related to Chellomedia’s programming operations in central and eastern Europe. For additional information, see note 8 to our consolidated financial statements.

In the case of two of our smaller reporting units (our broadband communications operations in Puerto Rico and Chellomedia’s programming operations in central and eastern Europe), a hypothetical decline of 20% or more in the fair value of either of these reporting units could result in the need to record a goodwill impairment charge based on the results of our October 1, 2012 goodwill impairment test. At December 31, 2012, the goodwill associated with these reporting units aggregated $301.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant. In addition, Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $80.1 million at December 31, 2012. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset during 2013.
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

The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. The capitalization of these costs is based on time sheets, time studies, standard costs, call tracking systems and other verifiable means that directly link the costs incurred with the applicable capitalizable activity. We continuously monitor the appropriateness of our capitalization policies and update the policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated economic useful life of the assets. The determination of the economic useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological changes, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with finite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment and is primarily based on historical and forecasted churn rates, adjusted when necessary for risk associated with demand, competition, technological changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with finite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense of our continuing operations during 2012, 2011 and 2010 was $2,691.1 million, $2,457.0 million and $2,251.5 million, respectively. A 10% increase in the aggregate amount of the depreciation and amortization expense of our continuing operations during 2012 would have resulted in a $269.1 million or 13.6% decrease in our 2012 operating income.

Fair Value Measurements

GAAP provides guidance with respect to the recurring and nonrecurring fair value measurements and for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

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

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2012, 2011 and 2010, our continuing operations included net losses of $1,099.8 million, $108.5 million and $984.5 million, respectively, attributable to changes in the fair values of these items.

As further described in note 7 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments or disposal of our fair value method investments may differ materially from the recorded fair values at December 31, 2012.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Derivative Instruments below.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see notes 3, 7 and 8 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2012, the aggregate valuation allowance provided against deferred tax assets was $2,184.4 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2012 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax position as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in the financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2012, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $359.7 million, of which $227.3 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in foreign subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted on a taxable basis in the foreseeable future, a net deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. As of December 31, 2012, we had approximately $667.0 million of net differences in our taxable outside bases related to our investments in foreign subsidiaries for which a net deferred tax liability might otherwise be required. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have an adverse impact on our consolidated net earnings (loss).

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At December 31, 2012, $1,727.6 million or 84.7% and $233.8 million or 11.5% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investment in Sumitomo shares. At December 31, 2012, the aggregate fair value of this investment was $579.7 million. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2012, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 6 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2013, (i) approximately 1% to 3% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of stock-based compensation expense) and (iii) approximately 9% to 11% of our capital expenditures (excluding capital lease and vendor financing arrangements) will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile, Europe and Argentina and (b) euros in Poland, the Czech Republic, Romania, Switzerland, Hungary and the United Kingdom. Our expectations with respect to our non-functional currency transactions in 2013 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, Swiss franc, Czech koruna, Polish zloty, Hungarian forint, Romanian lei and British pound sterling and the forward sale of the euro, Swiss franc, Chilean peso, Czech koruna, Polish zloty and Hungarian forint to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of December 31, 2012. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the year ended December 31, 2012 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Australian dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2012	2011
Spot rates:
Euro	0.7577	0.7716
Swiss franc	0.9146	0.9388
Hungarian forint	220.83	242.76
Polish zloty	3.0939	3.4431
Czech koruna	19.009	19.653
Romanian lei	3.3675	3.3367
Chilean peso	478.79	519.50
Australian dollar	0.9631	0.9751

	Year ended December 31,
	2012	2011	2010
Average rates:
Euro	0.7779	0.7190	0.7549
Swiss franc	0.9376	0.8875	1.0427
Hungarian forint	225.02	201.13	208.02
Polish zloty	3.2539	2.9646	3.0166
Czech koruna	19.555	17.690	19.096
Romanian lei	3.4682	3.0497	3.1802
Chilean peso	486.26	483.68	510.12
Australian dollar	0.9658	0.9692	1.0900

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative agreements to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At December 31, 2012, we effectively paid a fixed interest rate on 91% of our variable-rate debt through the use of interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2012 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of variable-rate debt effectively converted to fixed-rate debt at December 31, 2012 declines to 77%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2012, our variable-rate indebtedness aggregated $8.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.1%, excluding the effects of interest rate derivative agreements, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative agreements, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $44.5 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Although most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor’s or an equivalent rating by Moody’s Investor Service, we are considering other alternatives for our cash investments that could provide higher returns. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.  We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.

At December 31, 2012, our exposure to counterparty credit risk included (i) derivative assets with a fair value of $663.8 million, (ii) cash and cash equivalent and restricted cash balances of $3,572.8 million and (iii) aggregate undrawn debt facilities of $2,237.5 million.

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

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2012:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €434.5 million ($573.4 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €152.6 million ($201.4 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €242.5 million ($320.0 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €130.2 million ($171.8 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €131.6 million ($173.7 million); and

(v)
an instantaneous increase in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €18.3 million ($24.2 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €18.9 million ($24.9 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2012, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €142.9 million ($188.6 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2012, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €57.5 million ($75.9 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €59.8 million ($78.9 million).

UPC Holding Cross-currency Options

Holding all other factors constant, at December 31, 2012, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency options by approximately €38.9 million ($51.3 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €43.7 million ($57.7 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2012, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 28.1 billion ($58.7 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2012:

(i)
an instantaneous increase in the Japanese yen risk-free rate of 50 basis points (0.50%) would have decreased the fair value of the Sumitomo Collar by ¥2.0 billion ($23.1 million) and conversely, a decrease of 50 basis points would have increased the value by ¥2.1 billion ($24.2 million); and

(ii)
an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥4.5 billion ($52.0 million).

Projected Cash Flows Associated with Derivatives

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2012. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2013	2014	2015	2016	2017	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$356.1	$591.7	$147.9	$272.5	$105.3	$198.9	$1,672.4
Principal-related (b)	—	487.2	36.7	203.8	9.4	(92.1)	645.0
Other (c)	26.0	22.9	22.9	(202.7)	(203.8)	(122.8)	(457.5)
Total	$382.1	$1,101.8	$207.5	$273.6	$(89.1)	$(16.0)	$1,859.9
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of LGI are filed under this Item, beginning on page II-67. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2012. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2012, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-65.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-66.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of San Juan Cable LLC, doing business as OneLink Communications (OneLink), which we acquired in 2012. The aggregate amount of total assets and revenue of OneLink included in our consolidated financial statements as of and for the year ended December 31, 2012 was $795.7 million and $24.8 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited Liberty Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 excluded San Juan Cable LLC, doing business as Onelink Communications (OneLink), which was acquired in 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of this entity. The aggregate amount of total assets and revenue of OneLink included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012 was $795.7 million and $24.8 million, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 13, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 13, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty Global, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 13, 2013

LIBERTY GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,038.9	$1,651.2
Trade receivables, net	1,031.0	910.5
Deferred income taxes (note 10)	98.4	345.2
Current assets of discontinued operation (note 4)	—	275.6
Other current assets (notes 6 and 10)	557.5	592.6
Total current assets	3,725.8	3,775.1
Restricted cash (note 11)	1,516.7	23.3
Investments (including $947.9 million and $970.1 million, respectively, measured at fair value) (note 5)	950.1	975.2
Property and equipment, net (note 8)	13,437.6	12,868.4
Goodwill (note 8)	13,877.6	13,289.3
Intangible assets subject to amortization, net (note 8)	2,581.3	2,812.5
Long-term assets of discontinued operation (note 4)	—	770.1
Other assets, net (notes 6, 8 and 10)	2,218.6	1,895.3
Total assets	$38,307.7	$36,409.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2012	2011
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$774.0	$645.7
Deferred revenue and advance payments from subscribers and others	849.7	847.6
Current portion of debt and capital lease obligations (note 9)	363.5	184.1
Derivative instruments (note 6)	569.9	601.2
Accrued interest	351.8	295.4
Accrued programming	251.0	213.1
Current liabilities of discontinued operation (note 4)	—	114.1
Other accrued and current liabilities (note 10)	1,460.4	1,268.6
Total current liabilities	4,620.3	4,169.8
Long-term debt and capital lease obligations (note 9)	27,161.0	24,573.8
Long-term liabilities of discontinued operation (note 4)	—	746.5
Other long-term liabilities (notes 6 and 10)	4,441.3	3,987.7
Total liabilities	36,222.6	33,477.8
Commitments and contingencies (notes 3, 6, 9, 10 and 16)
Equity (note 11):
LGI stockholders:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 142,284,430 and 146,266,629 shares, respectively	1.4	1.5
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,206,145 and 10,239,144 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 106,402,667 and 118,470,699 shares, respectively	1.1	1.2
Additional paid-in capital	2,955.6	3,964.6
Accumulated deficit	(2,348.7)	(2,671.5)
Accumulated other comprehensive earnings, net of taxes	1,600.5	1,509.5
Total LGI stockholders	2,210.0	2,805.4
Noncontrolling interests	(124.9)	126.0
Total equity	2,085.1	2,931.4
Total liabilities and equity	$38,307.7	$36,409.2

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	in millions, except share and per share amounts

Revenue (note 13)	$10,310.8	$9,510.8	$8,364.2
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 12 and 13)	3,617.5	3,379.4	3,010.5
Selling, general and administrative (SG&A) (including stock-based compensation) (note 12)	1,936.1	1,780.4	1,583.0
Depreciation and amortization	2,691.1	2,457.0	2,251.5
Impairment, restructuring and other operating items, net (notes 3, 8 and 14)	83.0	75.6	125.6
	8,327.7	7,692.4	6,970.6
Operating income	1,983.1	1,818.4	1,393.6
Non-operating income (expense):
Interest expense	(1,677.4)	(1,455.2)	(1,283.6)
Interest and dividend income	42.3	73.2	36.2
Realized and unrealized losses on derivative instruments, net (note 6)	(1,069.9)	(60.4)	(1,152.3)
Foreign currency transaction gains (losses), net	436.3	(572.6)	(237.1)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(29.9)	(155.1)	127.8
Losses on debt modification, extinguishment and conversion, net (note 9)	(215.8)	(218.4)	(29.8)
Gains due to changes in ownership (note 3)	52.5	—	—
Other expense, net	(4.5)	(5.7)	(5.4)
	(2,466.4)	(2,394.2)	(2,544.2)
Loss from continuing operations before income taxes	(483.3)	(575.8)	(1,150.6)
Income tax benefit (expense) (note 10)	(89.0)	(231.7)	196.9
Loss from continuing operations	(572.3)	(807.5)	(953.7)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	35.5	136.5	126.9
Gain on disposal of discontinued operations, net of taxes	924.1	—	1,390.8
	959.6	136.5	1,517.7
Net earnings (loss)	387.3	(671.0)	564.0
Net earnings attributable to noncontrolling interests	(64.5)	(101.7)	(175.8)
Net earnings (loss) attributable to LGI stockholders	$322.8	$(772.7)	$388.2

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2):
Continuing operations	$(2.31)	$(3.21)	$(4.11)
Discontinued operations	3.52	0.28	5.65
	$1.21	$(2.93)	$1.54

Weighted average common shares outstanding - basic and diluted	267,320,720	263,742,301	252,691,000

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2012	2011	2010
	in millions

Net earnings (loss)	$387.3	$(671.0)	$564.0
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	98.0	83.2	601.5
Reclassification adjustments included in net earnings (note 4)	(12.1)	—	(390.9)
Other	5.4	(35.0)	(1.8)
Other comprehensive earnings	91.3	48.2	208.8
Comprehensive earnings (loss)	478.6	(622.8)	772.8
Comprehensive earnings attributable to noncontrolling interests	(64.8)	(80.7)	(243.3)
Comprehensive earnings (loss) attributable to LGI stockholders	$413.8	$(703.5)	$529.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2010	$1.3	$0.1	$1.2	$4,105.5	$(2,287.0)	$1,299.0	$3,120.1	$3,377.0	$6,497.1
Net earnings	—	—	—	—	388.2	—	388.2	175.8	564.0
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	141.3	141.3	67.5	208.8
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(890.7)	—	—	(890.9)	—	(890.9)
Stock-based compensation (note 12)	—	—	—	77.4	—	—	77.4	—	77.4
Issuance of LGI stock incentive awards to satisfy obligations under the LGI Performance Plans (note 12)	—	—	—	117.8	—	—	117.8	—	117.8
Net excess tax benefits from stock-based compensation	—	—	—	42.9	—	—	42.9	—	42.9
Sale of J:COM Disposal Group (note 4)	—	—	—	—	—	—	—	(3,024.2)	(3,024.2)
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(198.1)	(198.1)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	15.9	—	—	15.9	—	15.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	31.9	—	—	31.9	15.1	47.0
Balance at December 31, 2010	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2011	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
Net loss	—	—	—	—	(772.7)	—	(772.7)	101.7	(671.0)
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	69.2	69.2	(21.0)	48.2
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(912.1)	—	—	(912.3)	—	(912.3)
LGI Notes Exchange and conversion of UGC Convertible Notes (note 9)	0.4	—	0.2	1,324.5	—	—	1,325.1	—	1,325.1
Stock-based compensation (note 12)	—	—	—	81.0	—	—	81.0	—	81.0
Net excess tax benefits from stock-based compensation	—	—	—	37.6	—	—	37.6	—	37.6
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(418.2)	(418.2)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	(79.7)	—	—	(79.7)	—	(79.7)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.6	—	—	12.6	50.4	63.0
Balance at December 31, 2011	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY - (Continued)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	322.8	—	322.8	64.5	387.3
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	91.0	91.0	0.3	91.3
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(980.5)	—	—	(980.7)	—	(980.7)
LGI call option contracts (note 11)	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Stock-based compensation (note 12)	—	—	—	70.4	—	—	70.4	—	70.4
Telenet Share Repurchase Agreement (note 11)	—	—	—	(62.8)	—	—	(62.8)	2.2	(60.6)
Sale of Austar (note 4)	—	—	—	—	—	—	—	(84.4)	(84.4)
Puerto Rico Transaction (note 3)	—	—	—	48.3	—	—	48.3	48.2	96.5
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(351.3)	(351.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(31.2)	—	—	(31.2)	69.6	38.4
Balance at December 31, 2012	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$2,210.0	$(124.9)	$2,085.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	in millions
Cash flows from operating activities:
Net earnings (loss)	$387.3	$(671.0)	$564.0
Earnings from discontinued operations	(959.6)	(136.5)	(1,517.7)
Loss from continuing operations	(572.3)	(807.5)	(953.7)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	112.4	131.3	111.0
Depreciation and amortization	2,691.1	2,457.0	2,251.5
Impairment, restructuring and other operating items, net	83.0	75.6	125.6
Amortization of deferred financing costs and non-cash interest accretion	66.3	80.1	95.3
Realized and unrealized losses on derivative instruments, net	1,069.9	60.4	1,152.3
Foreign currency transaction losses (gains), net	(436.3)	572.6	237.1
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, including impact of dividends	42.2	165.8	(118.0)
Losses on debt modification, extinguishment and conversion, net	215.8	218.4	29.8
Gains due to changes in ownership	(52.5)	—	—
Deferred income tax expense	35.2	129.6	510.0
Excess tax benefits from stock-based compensation	(7.2)	(37.7)	(44.7)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	1,290.7	646.7	613.3
Payables and accruals	(1,679.8)	(1,129.6)	(2,001.8)
Net cash provided by operating activities of discontinued operations	61.2	173.6	321.5
Net cash provided by operating activities	2,919.7	2,736.3	2,329.2

Cash flows from investing activities:
Capital expenditures	(1,883.6)	(1,927.0)	(1,690.5)
Proceeds received upon disposition of discontinued operations, net of disposal costs	1,055.4	—	3,969.9
Cash paid in connection with acquisitions, net of cash acquired	(215.7)	(1,980.5)	(2,636.3)
Increase in KBW Escrow Account	—	(1,650.0)	—
Decrease in KBW Escrow Account	—	1,522.5	—
Other investing activities, net	14.7	6.3	(32.3)
Net cash provided (used) by investing activities of discontinued operations, including deconsolidated cash	(51.7)	18.4	(984.7)
Net cash used by investing activities	$(1,080.9)	$(4,010.3)	$(1,373.9)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2012	2011	2010
	in millions
Cash flows from financing activities:
Borrowings of debt	$5,981.9	$5,622.8	$3,208.1
Repayments and repurchases of debt and capital lease obligations	(4,376.1)	(4,520.5)	(5,744.9)
Increase in restricted cash related to the LGI Telenet Tender	(1,464.1)	—	—
Repurchase of LGI common stock	(970.3)	(912.6)	(884.9)
Distributions by subsidiaries to noncontrolling interest owners	(335.9)	(417.1)	(196.9)
Payment of financing costs, debt premiums and exchange offer consideration	(229.8)	(254.3)	(94.1)
Contributions by noncontrolling interest owners to subsidiaries	115.1	26.7	3.1
Net cash paid related to derivative instruments	(108.4)	(80.4)	(113.5)
Change in cash collateral	59.6	(64.6)	3,557.8
Payment of net settled employee withholding taxes on stock incentive awards	(56.8)	(117.5)	(49.0)
Excess tax benefits from stock-based compensation	7.2	37.7	44.7
Other financing activities, net	(92.2)	34.6	81.8
Net cash used by financing activities of discontinued operations	—	(102.5)	(81.0)
Net cash used by financing activities	(1,469.8)	(747.7)	(268.8)

Effect of exchange rate changes on cash:
Continuing operations	28.2	30.0	(135.4)
Discontinued operations	(9.5)	4.3	26.8
Total	18.7	34.3	(108.6)
Net increase (decrease) in cash and cash equivalents:
Continuing operations	387.7	(2,081.2)	1,295.3
Discontinued operations	—	93.8	(717.4)
Net increase (decrease) in cash and cash equivalents	387.7	(1,987.4)	577.9
Cash and cash equivalents:
Beginning of year	1,651.2	3,847.5	3,269.6
End of year	2,038.9	1,860.1	3,847.5
Less cash and cash equivalents of discontinued operations at end of year	—	(208.9)	—
Cash and cash equivalents of continuing operations at end of year	$2,038.9	$1,651.2	$3,847.5

Cash paid for interest:
Continuing operations	$1,562.6	$1,329.2	$1,122.6
Discontinued operations	29.0	54.2	42.0
Total	$1,591.6	$1,383.4	$1,164.6
Net cash paid for taxes:
Continuing operations	$11.8	$54.9	$267.1
Discontinued operations	—	—	6.4
Total	$11.8	$54.9	$273.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated operations at December 31, 2012 in 13 countries, primarily in Europe and Chile. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding and the broadband communications operations in Germany of Unitymedia KabelBW GmbH (formerly known as Unitymedia GmbH) (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the “UPC/Unity Division.” UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” Through Liberty Global Europe’s majority-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. As of December 31, 2012, we owned 50.2% of Telenet’s issued and outstanding shares. On February 1, 2013, we completed the LGI Telenet Tender (as defined and described in note 11), pursuant to which we increased our ownership interest in Telenet’s issued and outstanding shares to 58.4%. Our operations also include (i) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Effective September 30, 2010, we closed down the DTH operations of Unitymedia KabelBW’s arena segment. On February 18, 2010, we sold our ownership interests in three of our subsidiaries (the J:COM Disposal Group) that directly or indirectly, including through certain trust arrangements, held our ownership interests in Jupiter Telecommunications Co., Ltd (J:COM), a broadband communications provider in Japan. Accordingly, (i) Austar is reflected as a discontinued operation in our consolidated balance sheet as of December 31, 2011, (ii) our consolidated statements of operations and cash flows have been reclassified to present Austar, Unitymedia KabelBW’s arena segment and the J:COM Disposal Group as discontinued operations for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see note 4.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2012.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

Restricted cash includes cash held in restricted accounts, including cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2012 and 2011, our aggregate current and long-term restricted cash balances aggregated $1,533.9 million and $109.3 million, respectively. Our long-term restricted cash balance at December 31, 2012 includes €1,142.5 million ($1,507.9 million) related to the LGI Telenet Tender, all of which was either released or used to fund the LGI Telenet Tender subsequent to December 31, 2012. For additional information concerning the LGI Telenet Tender, see note 11.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 3, 4, 8, and 9.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $103.0 million and $144.0 million at December 31, 2012 and 2011, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we have considered the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we do not elect the fair value option for those equity method investments with which LGI or its consolidated subsidiaries have significant related-party transactions.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Dividends from publicly-traded investees are recognized when declared as dividend income in our consolidated statements of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

Realized gains and losses are determined on an average cost basis. Securities transactions are recorded on the trade date.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our investments, derivatives and debt, see notes 5, 6 and 9, respectively. For information concerning how we arrive at certain of our fair value measurements, see note 7.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments. For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statements of cash flows, see note 6.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

As of December 31, 2012 and 2011, the recorded value of our asset retirement obligations was $30.3 million and $26.7 million, respectively.

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

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

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

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and indefinite-lived intangible assets may not be recoverable. For purposes of the goodwill evaluation, we make a qualitative assessment to determine if goodwill may be impaired. If it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. Any excess of the carrying value over the fair value of franchise rights or other indefinite-lived intangible assets is also charged to operations as an impairment loss.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in our consolidated statements of equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheet related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

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

Sale of Multiple Products and Services. We sell video, broadband internet and telephony services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual services based on the relative standalone price for each respective service.

Mobile Revenue. We recognize revenue from mobile services in the period the related services are provided. Revenue from pre-pay customers is recorded as deferred revenue prior to the commencement of services and is recognized as the services are

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

rendered or usage rights expire. Mobile handset revenue is recognized to the extent of cash collected when the goods have been delivered and title has passed.

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

Stock-Based Compensation

We recognize all share-based payments to employees, including grants of employee stock incentive awards based on their grant-date fair values and our estimates of forfeitures. We recognize the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow.

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

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

Earnings or Loss per Common Share

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

We reported losses from continuing operations attributable to LGI stockholders during 2012, 2011 and 2010. Therefore, the potentially dilutive effect at December 31, 2012, 2011 and 2010 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and restricted shares and share units of approximately 9.9 million, 11.3 million and 19.8 million, respectively, (ii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.7 million, 3.7 million and 53.5 million, respectively, and (iii) the number of shares issuable pursuant to PSUs (as defined in note 12) of approximately 1.5 million, 2.1 million and 1.3 million, respectively, were not included in the computation

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to LGI stockholders are set forth below:

	Year ended December 31,
	2012	2011	2010
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations	$(616.9)	$(846.1)	$(1,040.1)
Earnings from discontinued operations	939.7	73.4	1,428.3
Net earnings (loss) attributable to LGI stockholders	$322.8	$(772.7)	$388.2

(3)    Acquisitions

Pending Acquisition

For information regarding a merger agreement that we entered into with Virgin Media Inc. subsequent to December 31, 2012, see note 19.

2012 Acquisitions

Puerto Rico. On November 9, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), completed a series of transactions (collectively, the Puerto Rico Transaction) with certain investment funds affiliated with Searchlight Capital Partners L.P. (Searchlight) that resulted in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Old Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. In connection with the Puerto Rico Transaction, (i) Old Liberty Puerto Rico and OneLink were merged, with OneLink as the surviving entity, and (ii) OneLink was renamed as Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico).
Immediately prior to the acquisition of OneLink, LGI Broadband Operations contributed its 100% interest in Old Liberty Puerto Rico, and Searchlight contributed cash, to Leo Cable LP (Leo Cable), a newly formed entity. Leo Cable in turn used the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party (the Seller) for a purchase price of $96.5 million, including closing adjustments. Such purchase price, together with OneLink’s consolidated net debt (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) at November 8, 2012 of $496.0 million, resulted in total consideration of $592.5 million, excluding direct acquisition costs of $14.4 million. The direct acquisition costs are included in impairment, restructuring and other operating items in our consolidated statement of operations.

The Seller agreed to retain $10.0 million of the purchase price to satisfy claims through the earlier of (i) April 30, 2013 or (ii) 30 days after the completion of OneLink’s 2012 audit. We are currently in the process of evaluating any potential claims we may have with respect to the funds retained by the Seller.

As a result of the Puerto Rico Transaction, LGI Broadband Operations acquired a 60.0% interest, and Searchlight acquired a 40.0% interest, in Leo Cable. As LGI Broadband Operations’ 60.0% interest represents a controlling financial interest, LGI Broadband Operations consolidates Leo Cable. We completed the Puerto Rico Transaction in order to achieve certain financial, operational and strategic benefits through the integration of OneLink with our existing operations in Puerto Rico.

We have accounted for the Puerto Rico Transaction using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of OneLink based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The effective sale of the 40.0% interest in Old Liberty Puerto Rico was accounted for as an equity transaction.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

A summary of the purchase price and opening balance sheet for the Puerto Rico Transaction at the November 9, 2012 acquisition date is presented in the following table (in millions). The purchase price allocation for OneLink, as reflected in these consolidated financial statements, is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, cable television franchise rights, customer relationships and income taxes.

Cash and cash equivalents	$4.4
Other current assets	12.1
Property and equipment, net	150.5
Intangible assets subject to amortization (a)	130.0
Intangible assets not subject to amortization - cable television franchise rights	355.0
Goodwill (b)	148.9
Other assets, net	2.7
Current portion of debt and capital lease obligations	(3.5)
Other current liabilities	(33.9)
Long-term debt and capital lease obligations	(496.9)
Deferred tax liabilities	(172.8)
Total purchase price	$96.5
_______________

(a)	Amount primarily includes intangible assets related to customer relationships. At November 9, 2012, the weighted average useful life of OneLink’s intangible assets was approximately 10 years.

(b)
The goodwill recognized in connection with the Puerto Rico Transaction is primarily attributable to (i) the ability to take advantage of the existing advanced broadband communications networks of OneLink to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of OneLink with our existing broadband communications operations in Puerto Rico.

MGM TV. On July 30, 2012, a wholly-owned subsidiary of Chellomedia paid cash consideration of $72.2 million (including working capital adjustments, but before considering cash acquired of $8.0 million) to (i) acquire MGM Networks, Inc. (MGM TV) from Metro-Goldwyn-Mayer, Inc. (MGM) (the MGM Acquisition) and (ii) settle a pre-existing relationship between MGM and a subsidiary of Chellomedia. MGM TV owns and operates certain television channels distributed in Latin America and certain other countries outside of the U.S. and its assets include an investment in MGM Networks Latin America LLC (MGM Latin America), an equity method joint venture that was previously 50%-owned by one of our subsidiaries. In connection with the above transactions, we recognized (i) a gain of $36.8 million, which represents the excess of the fair value over the carrying value of our investment in MGM Latin America and which is included in gains on changes in ownership in our consolidated statement of operations, and (ii) a loss of $8.6 million to settle the pre-existing relationship with MGM, which loss is included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our then indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (KBW Musketeer) pursuant to a sale and purchase agreement dated March 21, 2011 (the KBW Purchase Agreement) with Oskar Rakso S.àr.l. (Oskar Rakso) as the seller (the KBW Acquisition). KBW Musketeer was the indirect parent company of Kabel BW GmbH (KBW), Germany’s third largest cable television operator in terms of number of subscribers. At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2’s payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW’s consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.5 million ($3,060.1 million at the transaction date) resulted in total consideration of €3,414.9 million ($4,442.0 million at the transaction date) before direct acquisition costs of $23.0 million. The direct acquisition costs, most of which were recorded during 2011, are included in impairment, restructuring and other operating items in our consolidated statements of operations. The KBW Purchase Price included €50.0 million ($65.0 million at the transaction date) that was deposited into a restricted account to secure any claims timely made under the KBW Purchase Agreement. The full amount of such restricted account was released to Oskar Rakso during 2012.

As part of an internal reorganization that was effected through a series of mergers and consolidations, KBW Musketeer and its immediate subsidiary, Kabel BW Erste Beteiligungs GmbH, were merged into UPC Germany HC2 and UPC Germany HC2 was subsequently merged into KBW. As a result of these transactions, which were effective upon registration in March 2012, UPC Germany HoldCo 1 GmbH (UPC Germany HC1) became the immediate parent company of KBW and the issuer of the KBW Senior Notes (as defined and described in note 9). As further described in note 9, we completed certain reorganization, debt exchange and debt redemption transactions in May 2012 that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia KabelBW consolidated borrowing group. Additionally, UPC Germany HC1 was merged into KBW in August 2012.

The KBW Acquisition was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011 upon final agreement of certain commitments we made to address the competition concerns of the FCO, as outlined below:

(a)
Unitymedia KabelBW committed to the distribution of basic digital television channels (as opposed to channels marketed in premium subscription packages) on its entire network in unencrypted form commencing January 1, 2013. This commitment generally covers free-to-air television channels in standard definition and high definition (HD) and is consistent with the practice that had been adopted by KBW prior to the KBW Acquisition. If, however, free-to-air television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of free-to-air HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees Unitymedia KabelBW receives for each such free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the applicable rate card systems of Unitymedia KabelBW as of January 1, 2012;

(b)
Effective January 1, 2012, Unitymedia KabelBW waived its exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than its in-building distribution networks to provide television, broadband internet or telephony services within the building;

(c)
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia KabelBW will transfer the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia KabelBW waived its right to remove its in-building distribution networks; and

(d)
A special early termination right was granted with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements) with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula. To the extent Unitymedia KabelBW is successful in obtaining renewals of the Remedy HA Agreements, we expect that these renewed contracts will contain pricing and other provisions that are somewhat less favorable to Unitymedia KabelBW than those in previous agreements. At December 31, 2012, approximately 40% of the dwelling units covered by the Remedy HA Agreements remain subject to the special termination right.

In January 2012, two competitors of our German cable business, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve the KBW Acquisition. We believe that the FCO’s decision will ultimately be upheld and we currently intend to support the FCO in defending the decision. In addition, we do not expect that the filing of these appeals will have any impact on the ongoing integration and development of our operations in Germany. The ultimate resolution of this matter is expected to take up to four years, including the appeals process.

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

On March 21, 2011, Liberty Global Europe, as guarantor of the KBW Purchase Agreement, and Aldermanbury Investments Limited (Aldermanbury), a subsidiary of J.P. Morgan Chase & Co., entered into a separate commitment letter agreement (the KBW Commitment Letter) and a cash settled share swap transaction and related agreements (the KBW Total Return Swap). Pursuant to the KBW Commitment Letter, if UPC Germany HC2 had been unable to obtain regulatory approval of the KBW Acquisition, Aldermanbury would have been required to assume UPC Germany HC2’s rights and obligations under the KBW Purchase Agreement and to undertake to sell the acquired KBW Musketeer shares to a third-party purchaser within 12 months. Liberty Global Europe secured its obligations under the KBW Total Return Swap by placing €1,160.0 million ($1,650.0 million at the transaction date) into an escrow account (the KBW Escrow Account), and granting a security interest in this escrow account to Aldermanbury. In April 2011, a portion of the KBW Escrow Account was released and returned to Liberty Global Europe. At closing, the KBW Total Return Swap was terminated and the balance of the KBW Escrow Account was used to fund the KBW Purchase Price.

Aster. On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland (the Aster Acquisition). The total cash consideration, which UPC Holding initially funded with available cash and cash equivalents, included the equivalent of PLN 1,602.3 million ($513.5 million at the transaction date) that was used to repay Aster’s debt immediately prior to our acquisition of Aster’s equity and excludes direct acquisition costs of $6.3 million. The direct acquisition costs, all of which were incurred in 2011, are included in impairment, restructuring and other operating items in our consolidated statement of operations. We completed the Aster Acquisition in order to achieve certain financial, operational and strategic benefits through the integration of Aster with our existing operations in Poland.

The approval of the Aster Acquisition by the regulatory authorities in Poland was conditioned upon our agreement to dispose of certain sections of Aster’s network on or before March 5, 2013. We expect to be in a position to finalize the disposition of the assets covered by the regulatory condition by this date. If, however, we do not meet the deadline to satisfy this condition, we may be subject to fines or penalties or, in the most extreme and we believe unlikely case, the Polish regulatory authorities could require us to dispose of the entire Aster network. Although unlikely, a forced disposition of the entire Aster network would be highly disruptive to our operations in Poland and would likely have an adverse impact on our results of operations and financial condition, the extent of which would depend on the relationship between the value we would receive in exchange for the Aster network and our then investment in the Aster network.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

A summary of the purchase prices and opening balance sheets for the KBW and Aster Acquisitions is presented in the following table. The opening balance sheets presented below reflect our final purchase price allocations.

	KBW	Aster
Effective acquisition date for financial reporting purposes:	December 15, 2011	September 16, 2011
	in millions

Cash and cash equivalents	$233.8	$22.0
Other current assets	64.9	19.3
Property and equipment, net	2,197.1	125.2
Goodwill (a)	1,839.8	476.8
Intangible assets subject to amortization (b)	865.6	225.0
Other assets, net	58.8	0.4
Current portion of debt and capital lease obligations	(7.3)	—
Other current liabilities	(221.7)	(24.5)
Long-term debt and capital lease obligations	(3,286.6)	—
Other long-term liabilities	(362.5)	(59.5)
Total purchase price	$1,381.9	$784.7
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

(b)
Amounts primarily include intangible assets related to customer relationships. At December 15, 2011, the weighted average useful life of KBW’s intangible assets was approximately ten years. At September 16, 2011, the weighted average useful life of Aster’s intangible assets was approximately seven years.

2010 Acquisition

Unitymedia KabelBW. On January 28, 2010, Unitymedia KabelBW paid cash of €2,006.0 million ($2,803.0 million at the transaction date) (the Unitymedia Purchase Price), to acquire from Unity Media S.C.A. all of the issued and outstanding capital stock of the entity (Old Unitymedia) that owned the second largest cable television provider in Germany based on the number of video cable subscribers (the Unitymedia Acquisition). The €2,006.0 million Unitymedia Purchase Price, together with Old Unitymedia’s net debt at January 28, 2010 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,091.2 million ($2,922.0 million at the transaction date), resulted in total consideration of €4,097.2 million ($5,725.0 million at the transaction date) before direct acquisition costs of $51.4 million. On September 16, 2010, we merged Old Unitymedia with Unitymedia KabelBW and Unitymedia KabelBW became the surviving corporation. The direct acquisition costs, which were recorded during the fourth quarter of 2009 and the first quarter of 2010, are included in impairment, restructuring and other operating items in our consolidated statements of operations. We acquired Old Unitymedia in order to achieve certain financial, operational and strategic benefits through the integration of Old Unitymedia with our existing European operations.

The Unitymedia Purchase Price was funded with (i) €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts associated with the 2009 UM Notes (as defined in note 9) and (ii) our existing cash and cash equivalent balances. We obtained financing for the Unitymedia Acquisition in November 2009 through (i) Unitymedia KabelBW’s issuance of the 2009 UM Notes, (ii) LGI’s issuance of 4.50% convertible senior notes due November 16, 2016 (the LGI Convertible Notes) and (iii) LGI’s sale of its Series A and Series C common stock in a private placement transaction.

We have accounted for the Unitymedia Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets based on assessments of their respective fair values, and the excess of

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

the purchase price over the fair values of these identifiable net assets was allocated to goodwill.

A summary of the purchase price and opening balance sheet for the Unitymedia Acquisition at the January 28, 2010 acquisition date is presented in the following table (in millions). The opening balance sheet presented below reflects our final purchase price allocation.

Cash and cash equivalents	$175.9
Other current assets	298.7
Property and equipment, net	3,571.6
Goodwill (a)	2,015.7
Intangible assets subject to amortization (b)	991.2
Other assets, net	32.8
Current portion of debt and capital lease obligations	(13.5)
Other current liabilities	(611.4)
Long-term debt and capital lease obligations	(3,084.4)
Other long-term liabilities	(573.6)
Total purchase price	$2,803.0
 ____________________

(a)
The goodwill recognized in connection with the Unitymedia Acquisition is primarily attributable to (i) the ability to take advantage of Old Unitymedia’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Old Unitymedia with our other broadband communications operations in Europe.

(b)
Amount primarily includes intangible assets related to customer relationships. At January 28, 2010, the weighted average useful life of Old Unitymedia’s intangible assets was approximately seven years.

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to (i) the Puerto Rico Transaction, (ii) the KBW Acquisition and (iii) the Aster Acquisition, as if they had been completed as of January 1, 2011. No effect has been given to the MGM Acquisition since it would not have had a significant impact on our results of operations during 2012 or 2011. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2012	2011
	in millions, except per share amounts
Revenue:
Continuing operations	$10,458.4	$10,588.3
Discontinued operations	293.7	735.7
Total	$10,752.1	$11,324.0

Net earnings (loss) attributable to LGI stockholders	$316.2	$(816.8)
Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$1.18	$(3.10)

Our consolidated statement of operations for 2012 includes revenue and net loss of $24.8 million and $2.1 million, respectively, attributable to OneLink.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The following unaudited pro forma consolidated operating results for 2011 and 2010 give effect to (i) the KBW Acquisition, (ii) the Aster Acquisition and (iii) the Unitymedia Acquisition as if they had been completed as of January 1, 2010. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2011	2010
	in millions, except per share amounts
Revenue:
Continuing operations	$10,419.9	$9,326.3
Discontinued operations	735.7	1,303.5
Total	$11,155.6	$10,629.8

Net earnings (loss) attributable to LGI stockholders	$(832.8)	$306.9
Basic and diluted earnings (loss) attributable to LGI stockholders per share – Series A, Series B and Series C common stock	$(3.16)	$1.21

Our consolidated statement of operations for 2011 includes aggregate revenue and net loss of $74.4 million and $12.9 million, respectively, attributable to KBW and Aster.

(4)    Discontinued Operations and Disposition

Discontinued Operations

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL agreed to acquire 100% of Austar’s ordinary shares through a series of transactions (the Austar Transaction), one of which involved our temporary acquisition of the 45.85% of Austar’s ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of LGI (LGI Austar Holdco), with funding provided by a loan from FOXTEL. On May 23, 2012, FOXTEL acquired 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.50 at the transaction date) per share in cash, which represented a total equity sales price of AUD 1,932.7 million ($1,906.6 million at the transaction date) for the 100% interest in Austar (based on Austar ordinary shares outstanding at the transaction date) or AUD 1,046.5 million for our 54.15% interest in Austar. Upon completion of these transactions and excluding proceeds related to the shares acquired in the Austar NCI Acquisition, our company realized cash proceeds equivalent to $1,056.1 million after taking into account applicable foreign currency forward contracts and before considering cash paid for disposal costs.

In connection with the sale of Austar, we recognized a pre-tax gain of $928.2 million that includes (i) cumulative foreign currency translation gains of $22.6 million and (ii) cumulative cash flow hedge losses of $15.1 million, each of which have been reclassified to net earnings from accumulated other comprehensive earnings. The associated deferred income tax expense of $4.1 million differs from the amount computed by applying the U.S. federal income tax rate of 35% due primarily to the fact that (i) the Austar Transaction was not subject to taxation in Australia and (ii) most elements of the Austar Transaction were not subject to taxation in the U.S. This gain, net of income taxes, is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

Effective December 31, 2011, we concluded that it was probable that all substantive conditions precedent to the closing of the Austar Transaction would be satisfied, and accordingly, we began reporting Austar as a discontinued operation in our consolidated financial statements as of that date.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The summarized financial position of Austar as of December 31, 2011 is as follows (in millions):

Assets:
Cash and cash equivalents	$208.9
Other current assets	66.7
Investments	61.9
Property and equipment, net	216.7
Goodwill	332.7
Other assets	158.8
Total assets	$1,045.7

Liabilities:
Current liabilities	$114.1
Long-term debt and capital lease obligations	693.8
Other long-term liabilities	52.7
Total liabilities	860.6
Total equity	185.1
Total liabilities and equity	$1,045.7

Unitymedia KabelBW’s arena segment. Effective September 30, 2010, we closed down the DTH operations of Unitymedia KabelBW’s arena segment. Accordingly, we have presented Unitymedia KabelBW’s arena segment as a discontinued operation.

J:COM Disposal Group. On February 18, 2010, we sold the J:COM Disposal Group to KDDI Corporation, a wireless operator in Japan. As a result of this disposition, we have presented the J:COM Disposal Group as a discontinued operation. As part of the sale agreement, we retained the right to receive the final 2009 dividend of ¥490 ($5.43 at the applicable rate) per share attributable to our interest in J:COM, which we received in March 2010. Including both the proceeds received upon the sale and the dividend, we realized gross proceeds of approximately ¥362.9 billion ($4,013.7 million at the applicable rate). In connection with the sale of the J:COM Disposal Group, we (i) repaid in full the ¥75 billion ($831.8 million at the applicable rate) senior secured credit facility (the LGJ Holdings Credit Facility) of our wholly-owned subsidiary, LGJ Holdings LLC, (ii) paid $35.0 million to settle the related interest rate swaps and (iii) incurred transaction costs of $11.5 million. In addition, (i) prior to the closing date, the interest in LGI/Sumisho Super Media LP held by Sumitomo Corporation (Sumitomo) was redeemed for the J:COM shares attributable to such interest and (ii) prior to closing, we acquired the noncontrolling interests in Liberty Jupiter LLC for $32.0 million. Upon the deconsolidation of the J:COM Disposal Group, our cash and cash equivalents were reduced by the ¥73.6 billion ($806.4 million at the applicable rate) of cash and cash equivalents of the J:COM Disposal Group. The deconsolidation of the J:COM Disposal Group’s cash and cash equivalents is included in net cash used by investing activities of discontinued operations in our consolidated statement of cash flows for 2010.

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

We were contractually required to use a portion of the proceeds from the sale of the J:COM Disposal Group to (i) repay the LGJ Holdings Credit Facility and (ii) settle the related interest rate swaps. Accordingly, during 2010 (i) interest expense related to the LGJ Holdings Credit Facility of $5.1 million, (ii) realized and unrealized losses on derivative instruments related to the settled interest rate swaps of $2.2 million and (iii) foreign currency transaction gains (losses) related to the Japanese yen denominated LGJ Holdings Credit Facility of ($36.6 million), are included in discontinued operations in our consolidated statements of operations.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The combined operating results of Austar (2012, 2011 and 2010), Unitymedia KabelBW’s arena segment (2010) and the J:COM Disposal Group (2010) are classified as discontinued operations in our consolidated statements of operations and are summarized in the following table:

	Year ended December 31,
	2012 (a)	2011	2010
	in millions

Revenue	$293.7	$735.7	$1,303.5
Operating income	$78.7	$260.7	$237.2
Earnings before income taxes and noncontrolling interests	$49.6	$193.6	$133.4
Income tax expense	$14.1	$57.1	$6.5
Earnings from discontinued operations attributable to LGI stockholders, net of taxes	$15.6	$73.4	$37.5
______________

(a)	Represents the operating results of Austar through May 23, 2012, the date the Austar Transaction was completed.

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

(5)    Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2012	2011
	in millions
Fair value:
Sumitomo (a)	$579.7	$617.9
Other (b)	368.2	352.2
Total — fair value	947.9	970.1
Equity	1.7	4.5
Cost	0.5	0.6
Total	$950.1	$975.2
________________

(a)
At December 31, 2012 and 2011, we owned 45,652,043 shares of Sumitomo common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at December 31, 2012. These shares secure the Sumitomo Collar Loan, as defined and described in note 6.

(b)	Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A. (Cyfra+), a privately-held DTH operator in Poland.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(6)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the British pound sterling (£), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2012			December 31, 2011
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$191.3	$467.1	$658.4	$155.8	$544.4	$700.2
Equity-related derivative contracts (c)	—	594.6	594.6	—	684.6	684.6
Foreign currency forward contracts	0.7	0.4	1.1	4.5	0.3	4.8
Other	1.3	3.0	4.3	1.7	2.1	3.8
Total	$193.3	$1,065.1	$1,258.4	$162.0	$1,231.4	$1,393.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$543.2	$2,156.3	$2,699.5	$576.6	$1,705.0	$2,281.6
Equity-related derivative contracts (c)	21.6	—	21.6	23.3	—	23.3
Foreign currency forward contracts	4.5	3.6	8.1	0.1	2.7	2.8
Other	0.6	0.7	1.3	1.2	1.8	3.0
Total	$569.9	$2,160.6	$2,730.5	$601.2	$1,709.5	$2,310.7
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of December 31, 2012 and 2011, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $17.2 million and $59.3 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $156.5 million and $255.1 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($57.3 million), $42.9 million and $88.4 million during 2012, 2011 and 2010, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 7.

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
December 31, 2012, 2011 and 2010

subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Year ended December 31,
	2012	2011	2010
	in millions
Continuing operations:
Cross-currency and interest rate derivative contracts	$(958.3)	$(110.6)	$(1,120.2)
Equity-related derivative contracts (a)	(109.0)	87.2	(0.1)
Foreign currency forward contracts	(6.0)	(36.1)	(34.6)
Other	3.4	(0.9)	2.6
Total — continuing operations	$(1,069.9)	$(60.4)	$(1,152.3)
Discontinued operations	$4.6	$(8.3)	$5.2
_______________

(a)	Includes activity related to the Sumitomo Collar.

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

	Year ended December 31,
	2012	2011	2010
	in millions
Continuing operations:
Operating activities	$(435.5)	$(459.1)	$(493.2)
Investing activities	23.7	—	34.7
Financing activities	(108.4)	(80.4)	(113.5)
Total — continuing operations	$(520.2)	$(539.5)	$(572.0)
Discontinued operations	$(6.6)	$(13.3)	$(50.7)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At December 31, 2012, our exposure to counterparty credit risk included derivative assets with a fair value of $663.8 million.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
November 2019	$500.0		€362.9	7.25%	7.74%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
October 2017	$200.0		€145.7	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.33%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 — December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 — December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 — December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 — December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

___________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument. Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2012 are as follows:

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
__________________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2012 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2013 — January 2014		$1,300.0	1 mo. LIBOR + 3.49%	6 mo. LIBOR + 3.32%
January 2013		$1,043.0	1 mo. LIBOR + 3.23%	6 mo. LIBOR + 3.03%
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2013 — January 2014		€2,750.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.52%
January 2013		€2,720.0	1 mo. EURIBOR + 3.60%	6 mo. EURIBOR + 3.13%
December 2014		€971.8	6 mo. EURIBOR	2.97%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 — January 2021		€750.0	6 mo. EURIBOR	2.57%
July 2013 — December 2014		€500.0	6 mo. EURIBOR	4.67%
January 2015 — December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 — January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 — January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 — July 2020		€171.3	6 mo. EURIBOR	3.95%
January 2015 — November 2021		€107.0	6 mo. EURIBOR	2.89%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 — January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 — January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 — January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 — December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 — November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	61,500.0	6.77%	6 mo. TAB
Telenet International Finance S.a.r.l (Telenet International):
July 2017 — July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 — December 2018		€305.0	3 mo. EURIBOR	2.46%
December 2015 — June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
January 2013		€150.0	1 mo. EURIBOR + 0.30%	3 mo. EURIBOR
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2017 — December 2018		€70.0	3 mo. EURIBOR	3.00%

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 — July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 — July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 — June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 — June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	61,500.0	6 mo. TAB	7.78%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	December 31, 2012
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 — January 2020	€735.0	7.00%
Telenet International:
June 2015 — June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€2.3	6.50%
December 2017	€2.3	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 — January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of December 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(c)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	December 31, 2012
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2015 — January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of December 31, 2012, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2012, we present a range of dates that represents the period covered by the applicable derivative instrument.

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

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of approximately 0.74 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	December 31, 2012
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Equity-Related Derivative Contracts

Sumitomo Collar and Secured Borrowing. During 2007, our wholly-owned subsidiary, Liberty Programming Japan LLC (Liberty Programming Japan), executed the Sumitomo Collar, a zero cost share collar transaction with respect to the underlying ordinary shares of Sumitomo stock owned by Liberty Programming Japan. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan and written call options exercisable by the counterparty. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($24.46) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($32.18). At December 31, 2012, the market price of Sumitomo common stock was ¥1,100.00 ($12.70) per share. The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016.

We account for the Sumitomo Collar at fair value with changes in fair value reported in realized and unrealized losses on derivative instruments, net, in our consolidated statements of operations. The fair value of the Sumitomo Collar as of December 31, 2012 was a net asset of $573.0 million.

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

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2012:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$4.9		€3.8	January 2013 — January 2014
UPC Holding		$479.0	CHF	415.1	October 2016 — April 2018
UPC Broadband Holding		$1.3	CZK	23.6	January 2013 — May 2013
UPC Broadband Holding		€44.8	CHF	53.8	January 2013 — December 2013
UPC Broadband Holding		€8.3	CZK	209.9	January 2013 — September 2013
UPC Broadband Holding		€13.0	HUF	3,825.0	January 2013 — September 2013
UPC Broadband Holding		€36.7	PLN	155.4	January 2013 — September 2013
UPC Broadband Holding		£2.7		€3.4	January 2013 — September 2013
UPC Broadband Holding	CHF	75.0		€62.1	January 2013
UPC Broadband Holding	CZK	260.0		€10.4	January 2013
UPC Broadband Holding	HUF	7,000.0		€24.1	January 2013
UPC Broadband Holding	PLN	107.0		€26.2	January 2013
UPC Broadband Holding	RON	35.0		€7.9	January 2013
Telenet NV		$37.0		€29.4	January 2013 — December 2013
VTR		$29.9	CLP	15,078.8	January 2013 — November 2013

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2012 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2012, no such transfers were made.

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

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy. For the December 31, 2012 valuation of the Sumitomo Collar, we used estimated volatilities of 39.2% with respect to our purchased put options and 40.9% with respect to our written call options. Based on the December 31, 2012 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities did not have a significant impact on the valuation of the Sumitomo Collar at December 31, 2012.

As further described in note 6, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 6.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2012 and 2011, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Puerto Rico Transaction, the KBW Acquisition and the Aster Acquisition. The discount rate used to value the customer relationships acquired as a result of these acquisitions was 9%, 10% and 10%, respectively. For additional information, see note 3.

A summary of the assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2012 using:
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$658.4	$—	$658.4	$—
Equity-related derivative instruments	594.6	—	—	594.6
Foreign currency forward contracts	1.1	—	1.1	—
Other	4.3	—	4.3	—
Total derivative instruments	1,258.4	—	663.8	594.6
Investments	947.9	579.7	—	368.2
Total assets	$2,206.3	$579.7	$663.8	$962.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,699.5	$—	$2,699.5	$—
Equity-related derivative instruments	21.6	—	—	21.6
Foreign currency forward contracts	8.1	—	8.1	—
Other	1.3	—	1.3	—
Total liabilities	$2,730.5	$—	$2,708.9	$21.6

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of asset (liability) at January 1, 2012	$352.2	$661.3	$1,013.5
Gains (losses) included in net earnings (a):
Realized and unrealized losses on derivative instruments, net	—	(109.0)	(109.0)
Realized and unrealized gains due to changes in fair values of certain investments, net	8.3	—	8.3
Cash settlements, foreign currency translation adjustments and other	7.7	20.7	28.4
Balance of asset at December 31, 2012	$368.2	$573.0	$941.2

_______________

(a)	Substantially all of the net gains (losses) recognized during 2012 relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2012.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2012	December 31,
		2012	2011
		in millions

Distribution systems	4 to 30 years	$15,372.3	$14,671.4
Customer premises equipment	3 to 5 years	4,162.6	4,081.2
Support equipment, buildings and land	3 to 40 years	2,282.1	2,270.9
		21,817.0	21,023.5
Accumulated depreciation		(8,379.4)	(8,155.1)
Total property and equipment, net		$13,437.6	$12,868.4

Depreciation expense of our continuing operations related to our property and equipment was $2,213.7 million, $2,050.2 million and $1,846.1 million during 2012, 2011 and 2010, respectively. Depreciation expense of our discontinued operations related to our property and equipment was nil, $114.8 million and $250.7 million during 2012, 2011 and 2010, respectively.
At December 31, 2012 and 2011, the amount of property and equipment, net, recorded under capital leases was $1,206.0 million and $1,258.1 million, respectively. Most of these amounts relate to assets included in our distribution systems category. Depreciation of assets under capital leases of our continuing operations is included in depreciation and amortization in our consolidated statements of operations.

During 2012, 2011 and 2010, we recorded non-cash increases to our property and equipment related to (i) assets acquired under capital leases of $63.1 million, $38.2 million and $35.2 million, respectively, and (ii) vendor financing arrangements of $246.5 million, $101.4 million and nil, respectively. The non-cash increases related to vendor financing arrangements exclude related value-added taxes of $28.5 million, $13.7 million and nil, respectively, which were also financed by our vendors under these arrangements.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Goodwill

Changes in the carrying amount of our goodwill during 2012 are set forth below:

	January 1, 2012	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2012
	in millions
UPC/Unity Division:
Germany	$3,703.3	$(0.8)	$67.8	$3,770.3
The Netherlands	1,181.7	2.9	21.6	1,206.2
Switzerland	3,026.8	1.1	80.0	3,107.9
Other Western Europe	1,013.0	—	18.5	1,031.5
Total Western Europe	8,924.8	3.2	187.9	9,115.9
Central and Eastern Europe	1,404.2	0.8	104.5	1,509.5
Total UPC/Unity Division	10,329.0	4.0	292.4	10,625.4
Telenet (Belgium)	2,119.5	—	38.8	2,158.3
VTR Group (Chile)	514.3	—	43.7	558.0
Corporate and other	326.5	204.3	5.1	535.9
Total (a)	$13,289.3	$208.3	$380.0	$13,877.6
________________

(a)
With the exception of Other Western Europe, Central and Eastern Europe and our Corporate and other category, our reporting units for purposes of goodwill impairment testing correspond to our reportable segments, as set forth in the above table. Our reporting units in our Other Western Europe reportable segment include our operating segments in Austria and Ireland and our reporting units in our Central and Eastern Europe reportable segment include our operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia.

In the case of two of our smaller reporting units (our broadband communications operations in Puerto Rico and Chellomedia’s programming operations in central and eastern Europe), a hypothetical decline of 20% or more in the fair value of either of these reporting units could result in the need to record a goodwill impairment charge based on the results of our October 1, 2012 goodwill impairment test. At December 31, 2012, the goodwill associated with these reporting units aggregated $301.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At December 31, 2012 and 2011 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $274.8 million and $276.2 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC/Unity Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Changes in the carrying amount of our goodwill during 2011 are set forth below:

	January 1, 2011	Acquisitions and related adjustments	Impairment	Reclassification of Austar to discontinued operations	Foreign currency translation adjustments and other	December 31, 2011
		in millions
UPC/Unity Division:
Germany	$1,928.1	$1,840.6	$—	$—	$(65.4)	$3,703.3
The Netherlands	1,218.7	—	—	—	(37.0)	1,181.7
Switzerland	3,042.5	(0.2)	—	—	(15.5)	3,026.8
Other Western Europe	1,044.7	—	—	—	(31.7)	1,013.0
Total Western Europe	7,234.0	1,840.4	—	—	(149.6)	8,924.8
Central and Eastern Europe	1,063.7	479.2	—	—	(138.7)	1,404.2
Total UPC/Unity Division	8,297.7	2,319.6	—	—	(288.3)	10,329.0
Telenet (Belgium)	2,185.9	—	—	—	(66.4)	2,119.5
VTR Group (Chile)	570.9	—	—	—	(56.6)	514.3
Austar (Australia)	332.3	—	—	(332.7)	0.4	—
Corporate and other	347.9	1.3	(15.9)	—	(6.8)	326.5
Total	$11,734.7	$2,320.9	$(15.9)	$(332.7)	$(417.7)	$13,289.3
During 2011, we recorded a goodwill impairment charge of $15.9 million related to Chellomedia’s programming operations in central and eastern Europe.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2012	December 31, 2012			December 31, 2011
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	4 to 15 years	$4,117.5	$(1,780.0)	$2,337.5	$4,110.0	$(1,574.0)	$2,536.0
Other	2 to 15 years	379.3	(135.5)	243.8	376.9	(100.4)	276.5
Total		$4,496.8	$(1,915.5)	$2,581.3	$4,486.9	$(1,674.4)	$2,812.5

During the third quarter of 2011, Telenet acquired a spectrum license that expires in March 2021 in exchange for a commitment to make annual payments during the term of the license. In connection with this transaction, Telenet recorded a non-cash increase of $102.0 million to its intangible assets subject to amortization. At December 31, 2012, the carrying value of this intangible asset was $80.1 million. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset during 2013.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Amortization of intangible assets with finite useful lives of our continuing operations was $477.4 million, $406.8 million and $405.4 million during 2012, 2011 and 2010, respectively. Amortization of intangible assets with finite useful lives of our discontinued operations was nil, $0.5 million and $20.4 million during 2012, 2011 and 2010, respectively. Based on our amortizable intangible asset balances at December 31, 2012, we expect that amortization expense will be as follows for the next five years and thereafter. Amounts presented below represent U.S. dollar equivalents based on December 31, 2012 exchange rates (in millions):

2013	$472.0
2014	456.0
2015	424.3
2016	366.9
2017	230.0
Thereafter	632.1
Total	$2,581.3

Indefinite-lived Intangible Assets

At December 31, 2012 and 2011, franchise rights and other indefinite-lived intangible assets aggregating $558.2 million and $194.8 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2012				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	December 31,		December 31,
					2012	2011	2012	2011
		in millions
Debt:
UPC Broadband Holding Bank Facility	3.85%		€1,078.1	$1,422.9	$5,494.4	$5,870.7	$5,466.8	$6,139.4
UPC Holding Senior Notes	8.24%		—	—	3,190.0	2,137.0	2,905.9	2,083.9
UPCB SPE Notes	6.88%		—	—	4,502.3	3,292.9	4,145.2	3,365.2
Unitymedia KabelBW Notes	7.41%		—	—	7,416.5	3,704.0	6,815.5	3,496.9
Unitymedia KabelBW Revolving Credit Facilities	3.22%		€417.5	551.0	—	100.1	—	103.7
KBW Notes (e)	—		—	—	—	3,010.6	—	2,973.5
Telenet Credit Facility	3.60%		€158.0	208.5	1,860.0	1,569.0	1,853.7	1,593.7
Telenet SPE Notes	5.91%		—	—	2,777.6	1,627.7	2,641.0	1,686.7
Sumitomo Collar Loan (f)	1.88%		—	—	1,175.1	1,305.6	1,083.6	1,216.6
Liberty Puerto Rico Bank Facility (g)	6.88%		$21.7	21.7	667.0	156.4	663.9	162.5
Vendor Financing (h)	3.80%		—	—	276.8	99.9	276.8	99.9
Chellomedia Bank Facility (i)	—		—	—	—	239.8	—	245.9
Other	8.82%	CLP	16,000.0	33.4	282.5	224.4	282.5	224.4
Total debt	5.99%			$2,237.5	$27,642.2	$23,338.1	26,134.9	23,392.3

Capital lease obligations:
Unitymedia KabelBW (j)							937.1	944.1
Telenet (k)							405.1	387.4
Other subsidiaries							47.4	34.1
Total capital lease obligations							1,389.6	1,365.6
Total debt and capital lease obligations							27,524.5	24,757.9
Current maturities							(363.5)	(184.1)
Long-term debt and capital lease obligations							$27,161.0	$24,573.8
_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2012 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative agreements, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable and fixed rate indebtedness was approximately 7.2% at December 31, 2012. For information concerning our derivative instruments, see note 6.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2012 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2012, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At December 31, 2012, our availability under the UPC Broadband Holding Bank Facility (as defined and described below) was limited to €467.7 million ($617.3 million). When the relevant December 31, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €789.2 million ($1,041.6 million). Our availability under the Liberty Puerto Rico Bank Facility (as defined and described below) was effectively limited to the amounts drawn at December 31, 2012 and we expect this to continue to be the case after the relevant December 31, 2012 compliance reporting requirements have been completed. The amount included in other debt represents the unused borrowing capacity of the VTR Wireless Bank Facility, as defined and described below. Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through December 31, 2012, we are not able to draw down any amounts in addition to the amount already borrowed under the VTR Wireless Bank Facility at December 31, 2012.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 7.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
As further described below, during the second quarter of 2012, (i) all of the KBW Notes (as defined below) were exchanged or redeemed and (ii) KBW’s €100.0 million ($132.0 million) secured revolving credit facility agreement was canceled.

(f)	For information regarding the Sumitomo Collar Loan, see note 6.

(g)
Amounts presented as of December 31, 2012 relate to the Liberty Puerto Rico Bank Facility and amounts presented as of December 31, 2011 relate to the Old Liberty Puerto Rico Bank Facility (each as defined and described below).

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At December 31, 2012 and 2011, the amounts owed pursuant to these arrangements include $29.1 million and $12.3 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our consolidated cash flow statements.

(i)
The Chellomedia Bank Facility was the senior secured credit facility of Chellomedia PFH. During the second quarter of 2012, all amounts outstanding under the Chellomedia Bank Facility were repaid in full. In connection with this repayment, we recognized a loss on extinguishment of debt of $2.0 million, representing the write-off of deferred financing fees. As of December 31, 2011, the weighted average interest rate applicable to borrowings under the Chellomedia Bank Facility was 4.30%.

(j)
Primarily represents Unitymedia KabelBW’s obligations under duct network lease agreements with Deutsche Telekom AG (Deutsche Telekom) as the lessor. The original contracts were concluded in 2000 and 2001 and have indefinite terms, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate these leases. For information regarding litigation involving these duct network lease agreements, see note 16.

(k)
At December 31, 2012 and 2011, Telenet’s capital lease obligations included €284.4 million ($375.3 million) and €270.5 million ($357.0 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs.” All capital expenditures associated with the PICs network are initiated by Telenet, but are executed and financed by the PICs through additions to this lease that are repaid over a 15-year term. These amounts do not include Telenet’s commitment related to

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

certain operating costs associated with the PICs network. For additional information regarding this commitment, see note 16.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($66.0 million) or more in the aggregate of (i) Liberty Global Europe, Inc. (the indirect parent of Liberty Global Europe), (ii) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe, Inc. and (iii) UPC Holding II BV (a subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

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

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100.0 million ($132.0 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		December 31, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$39.6	$—
R	December 31, 2015	EURIBOR + 3.25%	€290.7	—	383.7
S	December 31, 2016	EURIBOR + 3.75%	€1,204.5	—	1,589.4
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.8
U	December 31, 2017	EURIBOR + 4.00%	€750.8	—	990.8
V (d)	January 15, 2020	7.625%	€500.0	—	659.9
W	March 31, 2015	EURIBOR + 3.00%	€144.1	190.2	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (d)	July 1, 2020	6.375%	€750.0	—	989.8
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,193.1	—
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€535.5	—	706.8
AF	January 31, 2021	LIBOR + 3.00% (e)	$500.0	—	494.5
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,149.7)
Total				$1,422.9	$5,466.8
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at December 31, 2012 without giving effect to the impact of discounts.

(b)
At December 31, 2012, our availability under the UPC Broadband Holding Bank Facility was limited to €467.7 million ($617.3 million). When the relevant December 31, 2012 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €789.2 million ($1,041.6 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncanceled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AF include the impact of discounts.

(d)	As further discussed in the below description of the UPCB SPE Notes, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in LGI’s consolidated financial statements.

(e)	Facility AF has a LIBOR floor of 1.00%.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Refinancing Transactions. During 2012, 2011 and 2010, we completed a number of refinancing transactions. These refinancing transactions, which generally were undertaken to extend the maturities of our borrowings under the UPC Broadband Holding Bank Facility, are set forth below.

2012 Transactions. On February 23, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AE Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility AE Accession Agreement, certain of the lenders under Facility S (the Rolling S Lenders) rolled all or part of their existing commitments under Facility S into the new Facility AE in an aggregate amount of €535.5 million ($706.8 million). Liberty Global Services B.V. (Liberty Global Services) (formerly known as UPC Broadband Operations B.V.), a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AE Accession Agreement and novated its Facility AE commitments to the Rolling S Lenders. We recognized a loss on debt modification of $2.0 million associated with the third-party costs incurred in connection with the execution of Facility AE.

On November 21, 2012, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AF Accession Agreement) under the UPC Broadband Holding Bank Facility. Pursuant to the Additional Facility AF Accession Agreement, certain of the lenders under Facility AB (the Rolling AB Lenders) rolled their existing Facility AB commitments into a new term loan facility of $500.0 million (Facility AF). The Rolling AB Lenders novated their existing Facility AB commitments to Liberty Global Services and became lenders under the new Facility AF. Certain other new lenders (the New Lenders) agreed to make available commitments under Facility AF. The underwriters of Facility AF (the Underwriters) entered into cash novation certificates under the Additional Facility AF Accession Agreement on behalf of the New Lenders and the commitments thereunder were used to repay amounts outstanding under Facility AB. Liberty Global Services, the initial lender under Facility AF, novated its Facility AF commitment to the Rolling AB Lenders and to the Underwriters, as applicable. At any time during the twelve-month period that began on November 21, 2012, upon the occurrence of a voluntary prepayment of any or all of Facility AF, UPC Financing Partnership (UPC Financing) would be required to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AF advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AF advance prepaid to the date of prepayment. In connection with prepayment of Facility AB, we recognized a loss on debt extinguishment of $12.4 million associated with the write-off of deferred financing costs and an unamortized discount.

In addition, during the first quarter of 2012, we refinanced amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds received from the issuance of certain of the UPCB SPE Notes, as defined and described below. In connection with this refinancing transaction, we recognized losses on debt extinguishment aggregating $1.9 million, representing the write-off of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O with proceeds from the UPCB Finance VI Notes, as defined and described below.

2011 Transactions. In July and August 2011, UPC Broadband Holding entered into various additional facility accession agreements resulting in a new redrawable term loan facility (Facility AA) with an aggregate principal amount of €904.0 million ($1,193.1 million). In connection with these transactions, certain lenders under existing Facilities L, M, N, Q and W novated their drawn and undrawn commitments to Liberty Global Services, and entered into the new Facility AA. As a result of these transactions, total commitments of (i) €129.7 million ($171.2 million) under Facility L, (ii) €36.8 million ($48.6 million) under Facility M, (iii) $30.0 million under Facility N, (iv) €392.0 million ($517.4 million) under Facility Q and (v) €125.0 million ($165.0 million) under Facility W were effectively rolled into Facility AA.

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

In addition, during the first and fourth quarters of 2011, we refinanced amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds received from the issuance of certain of the UPCB SPE Notes, as defined and described below. In connection with the refinancing transactions completed during the first quarter of 2011, we recognized losses on debt extinguishments aggregating $15.7 million, representing the write-off of deferred financing costs and an unamortized discount in connection with

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

the prepayment of certain amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds from certain of the UPCB SPE Notes, as defined and described below.

2010 Transactions. During 2010, pursuant to various additional facility accession agreements, (i) new Facilities W and X were executed and (ii) commitments under existing Facilities R, S and T were increased. Facility W is a redrawable term loan facility and Facility X is a non-redrawable term loan facility. In connection with these transactions, certain lenders under existing Facilities M, N and P novated their commitments to Liberty Global Services and entered into one or more of Facilities R, S, T, W or X. As a result, total commitments of (i) €218.1 million ($287.8 million) under Facility M were rolled into Facility W, (ii) $1,042.8 million under Facility N were rolled into Facility X and (iii) $322.9 million under Facility P were rolled into Facilities R, S, T and W. In addition, in July 2010, Facility W was increased by an aggregate principal amount of €25.0 million ($33.0 million).

In addition, during the first quarter of 2010, we refinanced amounts outstanding under the UPC Broadband Holding Bank Facility with proceeds received from the issuance of the UPCB Finance I Notes, as defined and described below.

UPC Holding Senior Notes

2012 Transaction. On September 21, 2012, UPC Holding issued €600.0 million ($791.9 million) principal amount of 6.375% senior notes (the 6.375% Senior Notes) at an issue price of 99.094%, resulting in cash proceeds before commissions and fees of €594.6 million ($773.1 million at the transaction date).

2010 Transactions. On August 13, 2010, UPC Holding issued €640.0 million ($844.6 million) principal amount of 8.375% senior notes (the 8.375% Senior Notes), resulting in net cash proceeds after fees of €627.2 million ($802.3 million at the transaction date). The proceeds of the issuance of the 8.375% Senior Notes were used to purchase and redeem the €384.6 million ($507.6 million) aggregate principal amount of 7.75% Senior Notes due 2014 (the 7.75% Senior Notes) and the €230.9 million ($304.7 million) aggregate principal amount of 8.625% Senior Notes due 2014 (the 8.625% Senior Notes and together with the 7.75% Senior Notes, the 2014 Senior Notes). In connection with the repurchase and redemption of the 2014 Senior Notes, we paid debt redemption premiums of $16.1 million and wrote off deferred financing costs of $8.8 million. These amounts are included in losses on debt modification, extinguishment and conversion, net, in our consolidated statement of operations.

We collectively refer to the 6.375% Senior Notes, the 8.375% Senior Notes, UPC Holding’s €400.0 million ($527.9 million)principal amount of 9.75% senior notes due 2018 (the 9.75% Senior Notes), UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the 9.875% Senior Notes), and UPC Holding’s €300.0 million ($395.9 million) principal amount of 8.0% senior notes due 2016 (the 8.0% Senior Notes) as the “UPC Holding Senior Notes.”

The details of the UPC Holding Senior Notes are summarized in the following table:

		December 31, 2012
		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
		in millions

8.0% Senior Notes	November 1, 2016	€300.0	$395.9	$410.8	$395.9
9.75% Senior Notes	April 15, 2018	€400.0	527.9	567.1	502.1
9.875% Senior Notes	April 15, 2018	$400.0	400.0	451.3	378.5
8.375% Senior Notes	August 15, 2020	€640.0	844.6	950.2	844.6
6.375% Senior Notes	September 15, 2022	€600.0	791.9	810.6	784.8
			$2,960.3	$3,190.0	$2,905.9
_______________

(a)	Amounts include the impact of discounts, where applicable.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured (on

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

a shared basis) by pledges of the shares of UPC Holding. The UPC Holding Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($66.0 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the applicable indenture), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

At any time prior to April 15, 2013 in the case of the 9.75% Senior Notes, April 15, 2014 in the case of the 9.875% Senior Notes, August 15, 2015 in the case of the 8.375% Senior Notes and September 15, 2017 in the case of the 6.375% Senior Notes, UPC Holding may redeem some or all of such UPC Holding Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until April 15, 2013, April 15, 2014, August 15, 2015 or September 15, 2017, as the case may be, using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points. In addition, at any time prior to August 15, 2013 in the case of the 8.375% Senior Notes and September 15, 2017 in the case of the 6.375% Senior Notes, UPC Holding may redeem up to 35% of the 9.75%, 9.875% and 8.375% Senior Notes (at a redemption price of 109.75%, 109.875% and 108.375% of the principal amount, respectively) or 40% of the 6.375% Senior Notes (at a redemption price of 106.375% of the principal amount) with the net proceeds from one or more specified equity offerings.

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on November 1 in the case of the 8.0% Senior Notes, April 15 in the case of the 9.75% and 9.875% Senior Notes, August 15 in the case of the 8.375% Senior Notes and September 15 in the case of the 6.375% Senior Notes, of the years set forth below:

	Redemption price
Year	8.0% Senior Notes	9.75% Senior Notes	9.875% Senior Notes	8.375% Senior Notes	6.375% Senior Notes

2012	102.660%	N.A.	N.A.	N.A.	N.A.
2013	101.330%	104.875%	N.A.	N.A.	N.A.
2014	100.000%	102.437%	104.938%	N.A.	N.A.
2015	100.000%	100.000%	102.469%	104.188%	N.A.
2016	100.000%	100.000%	100.000%	102.792%	N.A.
2017	N.A.	100.000%	100.000%	101.396%	103.188%
2018	N.A.	100.000%	100.000%	100.000%	102.125%
2019	N.A.	N.A.	N.A.	100.000%	101.063%
2020 and thereafter	N.A.	N.A.	N.A.	100.000%	100.000%

UPC Holding may redeem all of the UPC Holding Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the UPC Holding Senior Notes at a redemption price of 101%.

UPCB SPE Notes

UPCB Finance Limited (UPCB Finance I), UPCB Finance II Limited (UPCB Finance II), UPCB Finance III Limited (UPCB Finance III), UPCB Finance V Limited (UPCB Finance V) and UPCB Finance VI Limited (UPCB Finance VI and, together with UPCB Finance I, UPCB Finance II, UPCB Finance III and UPCB Finance V, the UPCB SPEs) are each special purpose financing entities that are owned 100% by a charitable trust. The UPCB SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($659.9 million) principal amount of 7.625% senior secured notes (the UPCB Finance I Notes), €750.0 million ($989.8 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Notes), $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Finance III Notes), $750.0 million principal amount of 7.25% senior secured notes (the UPCB Finance V Notes) and $750.0 million principal amount of 6.875% senior secured notes (the UPCB Finance VI Notes and, together with the UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes and the UPCB Finance V Notes, the UPCB SPE Notes), respectively. The UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes, the

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

UPCB Finance V Notes and the UPCB Finance VI Notes were issued on January 20, 2010, January 31, 2011, February 16, 2011, November 16, 2011 and February 7, 2012, respectively.

The UPCB Finance I Notes were issued at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). The UPCB Finance II Notes, UPCB Finance III Notes, UPCB Finance V Notes and UPCB Finance VI Notes were each issued at par. UPCB Finance I, UPCB Finance II, UPCB Finance III, UPCB Finance V and UPCB Finance VI used the proceeds from the (i) UPCB Finance I Notes and available cash, (ii) UPCB Finance II Notes, (iii) UPCB Finance III Notes, (iv) UPCB Finance V Notes and (v) UPCB Finance VI Notes to fund new additional Facilities V, Y, Z, AC and AD, respectively (each, a Funded Facility) under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower. The proceeds from Facility V were used to reduce outstanding amounts under Facilities M and Q of the UPC Broadband Holding Bank Facility through (i) the purchase of €152.7 million ($215.6 million at the transaction date) of loans under Facility M by Liberty Global Services and (ii) the repayment of €347.3 million ($490.2 million at the transaction date) of borrowings under Facility Q. The proceeds from Facility Y were used to repay outstanding amounts under Facilities M and U of the UPC Broadband Holding Bank Facility. The proceeds from Facility Z were used to repay in full Facility P of the UPC Broadband Holding Bank Facility and to repay $811.4 million under Facility T of the UPC Broadband Holding Bank Facility. Of the proceeds from Facility AC, €507.1 million ($685.7 million at the transaction date) was used to reduce the amounts outstanding under Facilities AA and W of the UPC Broadband Holding Bank Facility. The proceeds from Facility AD were used to repay in full amounts outstanding under Facilities M, N and O of the UPC Broadband Holding Bank Facility.

Each UPCB SPE is dependent on payments from UPC Financing under the applicable Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in LGI’s consolidated financial statements.

Pursuant to the respective indentures for the UPCB SPE Notes (the UPCB SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity and applicable interest rate for each Funded Facility are the same as those of the related UPCB SPE Notes. The UPCB SPEs, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable UPCB SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant UPCB SPE and (ii) the relevant UPCB SPE’s rights under the applicable Funded Facility granted to secure the relevant UPCB SPE’s obligations under the relevant UPCB SPE Notes, the holders of the UPCB SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the UPCB SPEs as lenders under the UPC Broadband Holding Bank Facility.

The UPCB SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the UPCB SPE Indentures.

The details of the UPCB SPE Notes are summarized in the following table:

			December 31, 2012
			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPCB Finance I Notes	January 15, 2020	7.625%	€500.0	$659.9	$727.1	$655.4
UPCB Finance II Notes	July 1, 2020	6.375%	€750.0	989.8	1,057.2	989.8
UPCB Finance III Notes	July 1, 2020	6.625%	$1,000.0	1,000.0	1,076.9	1,000.0
UPCB Finance V Notes	November 15, 2021	7.25%	$750.0	750.0	828.8	750.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$750.0	750.0	812.3	750.0
				$4,149.7	$4,502.3	$4,145.2

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

 _______________

(a)	Amounts include the impact of discounts, where applicable.

Subject to the circumstances described below, the UPCB Finance I Notes are non-callable until January 15, 2015, the UPCB Finance II Notes and the UPCB Finance III Notes are non-callable until July 1, 2015, the UPCB Finance V Notes are non-callable until November 15, 2016 and the UPCB Finance VI Notes are non-callable until January 15, 2017 (each a UPCB SPE Notes Call Date). If, however, at any time prior to the applicable UPCB SPE Notes Call Date, all or a portion of the loans under the related Funded Facility are voluntarily prepaid (an Early Redemption Event), then the applicable UPCB SPE will be required to redeem an aggregate principal amount of its UPCB SPE Notes equal to the aggregate principal amount of loans so prepaid under the related Funded Facility. In general, the redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable UPCB SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such UPCB SPE Notes on the applicable UPCB SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable UPCB SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable UPCB SPE Indenture, over (b) the principal amount of such UPCB SPE Notes to be redeemed and (iii) accrued but unpaid interest thereon and Additional Amounts (as defined in the applicable UPCB SPE Indenture), if any, to the applicable redemption date (the Make-Whole Redemption Price). However, in the case of an Early Redemption Event with respect to Facility Z, AC or AD occurring prior to the applicable UPCB SPE Notes Call Date, the redemption price payable upon redemption of an aggregate principal amount of the relevant UPCB SPE Notes not exceeding 10% of the original aggregate principal amount of such UPCB SPE Notes during each twelve-month period commencing on February 16, 2011, in the case of Facility Z, November 16, 2011, in the case of Facility AC or February 7, 2012 in the case of Facility AD, will equal 103% of the principal amount of the relevant UPCB SPE Notes redeemed plus accrued and unpaid interest thereon and Additional Amounts, if any, to the applicable redemption date. The redemption price payable for any principal amount of such UPCB SPE Notes redeemed in excess of the 10% limitation will be the Make-Whole Redemption Price.

Upon the occurrence of an Early Redemption Event on or after the applicable UPCB SPE Notes Call Date, the applicable UPCB SPE will redeem an aggregate principal amount of its UPCB SPE Notes equal to the principal amount of the related Funded Facility prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve month period commencing on January 15 in the case of the UPCB Finance I Notes and the UPCB Finance VI Notes, July 1 in the case of the UPCB Finance II Notes and the UPCB Finance III Notes and November 15 in the case of the UPCB Finance V Notes, of the years set forth below:

	Redemption Price
Year	UPCB Finance I Notes	UPCB Finance II Notes	UPCB Finance III Notes	UPCB Finance V Notes	UPCB Finance VI Notes

2015	103.813%	103.188%	103.313%	N.A.	N.A.
2016	102.542%	102.125%	102.208%	103.625%	N.A.
2017	101.271%	101.063%	101.104%	102.417%	103.438%
2018	100.000%	100.000%	100.000%	101.208%	102.292%
2019	100.000%	100.000%	100.000%	100.000%	101.146%
2020 and thereafter	100.000%	100.000%	100.000%	100.000%	100.000%

Unitymedia KabelBW Notes and KBW Notes

Unitymedia KabelBW Exchange, Special Optional Redemptions and KBW Fold-in. Prior to the exchange and redemption transactions described below, the KBW Notes consisted of (i) UPC Germany HC1’s €680.0 million ($897.5 million) principal amount of 9.5% senior notes due 2021 (the KBW Senior Notes) and (ii) KBW’s (a) €800.0 million ($1,055.8 million) principal amount of 7.5% senior secured notes due 2019 (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% senior secured notes due 2019 (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed Rate Notes) and (c) €420.0 million ($554.3 million) principal amount of senior secured floating rate notes due 2018 (the KBW Senior Secured Floating Rate Notes and together with the KBW Senior Secured Fixed Rate Notes, the KBW Senior Secured Notes).

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

In May 2012, Unitymedia KabelBW and certain of its subsidiaries completed (i) the exchange (the Unitymedia KabelBW Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of UM Senior Exchange Notes (as defined and described below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of UM Senior Secured Exchange Notes (as defined and described below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia KabelBW Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were initially funded with borrowings under the Unitymedia KabelBW Revolving Credit Facility and the New Unitymedia KabelBW Revolving Credit Facility, each as defined and described below. In connection with these transactions, we recognized aggregate losses on debt modification and extinguishment of $7.0 million during the first nine months of 2012, including (i) $5.6 million of third-party costs and (ii) a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

The details of (i) the Unitymedia KabelBW Exchange and (ii) the Special Optional Redemptions are as follows:

	Outstanding principal amount prior to the Unitymedia KabelBW Exchange		Principal amount exchanged pursuant to the Unitymedia KabelBW Exchange		Principal amount redeemed pursuant to the Special Optional Redemptions
KBW Notes	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)
	in millions

KBW Senior Notes (b)	€680.0	$890.0	€618.0	$808.8	€62.0	$81.2
KBW Euro Senior Secured Notes (c)	€800.0	1,047.0	€735.1	962.1	€64.9	84.9
KBW Dollar Senior Secured Notes (d)	$500.0	500.0	$459.3	459.3	$40.7	40.7
KBW Senior Secured Floating Rate Notes (e)	€420.0	549.7	€395.9	518.2	€24.1	31.5
		$2,986.7		$2,748.4		$238.3
 _______________

(a)	Translations are calculated as of the May 4, 2012 transaction date.

(b)	The KBW Senior Notes tendered for exchange were exchanged for an equal principal amount of 9.5% senior notes issued by Unitymedia KabelBW due March 15, 2021 (the UM Senior Exchange Notes).

(c)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (Unitymedia NRW) (each a subsidiary of Unitymedia KabelBW and together, the UM Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

(d)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the UM Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes).

(e)
The KBW Senior Secured Floating Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating rate notes issued by the UM Senior Secured Notes Issuers due March 15, 2018 (the UM Senior Secured Floating Rate Exchange Notes and, together with the UM Senior Secured Fixed Rate Exchange Notes, the UM Senior Secured Exchange Notes). The UM Senior Secured Floating Rate Exchange Notes bear interest at a rate of EURIBOR plus 4.25% and interest is payable quarterly on March 15, June 15, September 15 and December 15. We refer to the UM Senior Exchange Notes and the UM Senior Secured Exchange Notes collectively as the “UM Exchange Notes.”

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

September 2012 UM Senior Secured Notes. On September 19, 2012, the UM Senior Secured Notes Issuers issued €650.0 million ($857.8 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the September 2012 UM Senior Secured Notes). The net proceeds from the issuance of the September 2012 UM Senior Secured Notes were used to redeem in full the UM Senior Secured Floating Rate Exchange Notes at a redemption price of 101%, with the remaining €241.8 million ($319.1 million) available for general corporate purposes. During the third quarter of 2012, we recognized losses on debt extinguishment of $10.2 million representing the difference between the carrying value and redemption price of the debt redeemed.

December 2012 UM Senior Secured Notes. On December 14, 2012, the UM Senior Secured Notes Issuers issued $1.0 billion principal amount of 5.5% senior secured notes due January 15, 2023 (the December 2012 UM Dollar Senior Secured Notes) and €500.0 million ($659.9 million) principal amount of 5.75% senior secured notes due January 15, 2023 (the December 2012 UM Euro Senior Secured Notes, and together with the December 2012 UM Dollar Senior Secured Notes, the December 2012 UM Senior Secured Notes), each at par. The net proceeds from the issuance of the December 2012 UM Senior Secured Notes were used to purchase and redeem (i) all of the 2009 UM Dollar Senior Secured Notes (as defined and described below) and (ii) €524.0 million ($691.6 million) of the 2009 UM Euro Senior Secured Notes (as defined and described below). During the fourth quarter of 2012, we recognized losses on debt extinguishment of $175.8 million including a loss of (i) $125.9 million representing the difference between the carrying value and redemption price of the debt redeemed and (ii) $49.4 million associated with the write-off of deferred financing costs and an unamortized discount.

2009 UM Notes and the Unitymedia Debt Pushdown. In November 2009, Unitymedia KabelBW issued (i) €1,430.0 million ($1,887.3 million) principal amount of 8.125% senior secured notes (the 2009 UM Euro Senior Secured Notes) at an issue price of 97.844%, (ii) $845.0 million principal amount of 8.125% senior secured notes (the 2009 UM Dollar Senior Secured Notes and, together with the 2009 UM Euro Senior Secured Notes, the 2009 UM Senior Secured Notes) at an issue price of 97.844% and (iii) €665.0 million ($877.7 million) principal amount of 9.625% senior notes (the 2009 UM Senior Notes and together with the 2009 UM Senior Secured Notes, the 2009 UM Notes) at an issue price of 97.652%. The net proceeds from the sale of the 2009 UM Notes ($3,773.5 million at the transaction date in 2009) were placed into two escrow accounts. On January 28, 2010, we used €849.2 million ($1,186.6 million at the transaction date) of cash from the escrow accounts to fund a portion of the Unitymedia Purchase Price (see note 3). On March 2, 2010, (i) the remaining balances in the escrow accounts were released in connection with the repayment of Old Unitymedia’s then-existing indebtedness, (ii) the obligations under the 2009 UM Euro Senior Secured Notes and the 2009 UM Dollar Senior Secured Notes were assumed by Unitymedia Hessen and Unitymedia NRW and (iii) the obligations under the 2009 UM Senior Notes were assumed by Old Unitymedia (collectively, the Unitymedia Debt Pushdown). Old Unitymedia was merged into Unitymedia KabelBW in September 2010.

We refer to the 2009 UM Notes, the UM Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes, collectively as the “Unitymedia KabelBW Notes.”

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The details of the Unitymedia KabelBW Notes are summarized in the following table:

			December 31, 2012
			Outstanding principal amount
Unitymedia KabelBW Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2009 UM Senior Notes	December 1, 2019	9.625%	€665.0	$877.7	$988.4	$861.4
2009 UM Euro Senior Secured Notes	December 1, 2017	8.125%	€906.0	1,195.6	1,295.1	1,177.8
UM Senior Exchange Notes	March 15, 2021	9.500%	€618.0	815.5	948.6	813.4
UM Euro Senior Secured Exchange Notes	March 15, 2019	7.500%	€735.1	970.1	1,070.2	978.0
UM Dollar Senior Secured Exchange Notes	March 15, 2019	7.500%	$459.3	459.3	506.1	467.2
September 2012 UM Senior Secured Notes	September 15, 2022	5.500%	€650.0	857.8	882.5	857.8
December 2012 UM Dollar Senior Secured Notes	January 15, 2023	5.500%	$1,000.0	1,000.0	1,036.9	1,000.0
December 2012 UM Euro Senior Secured Notes	January 15, 2023	5.750%	€500.0	659.9	688.7	659.9
				$6,835.9	$7,416.5	$6,815.5
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable.

The 2009 UM Senior Notes and the UM Senior Exchange Notes are senior obligations of Unitymedia KabelBW that rank equally with all of the existing and future senior debt of Unitymedia KabelBW and are senior to all existing and future subordinated debt of Unitymedia KabelBW. The 2009 UM Senior Notes and the UM Senior Exchange Notes are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia KabelBW.

The 2009 UM Senior Secured Notes, the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The Unitymedia KabelBW Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. The Unitymedia KabelBW Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($33.0 million) or more in the aggregate of Unitymedia KabelBW or a UM Senior Secured Notes Issuer or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the Unitymedia KabelBW Notes.

Subject to the circumstances described below, the 2009 UM Senior Notes are non-callable until December 1, 2014, the UM Senior Exchange Notes are non-callable until March 15, 2016, the UM Senior Secured Fixed Rate Exchange Notes are non-callable until March 15, 2015, the September 2012 UM Senior Secured Notes are non-callable until September 15, 2017 and the December 2012 UM Senior Secured Notes are non-callable until January 15, 2018.

At any time prior to December 1, 2014, in the case of the 2009 UM Senior Notes, March 15, 2016, in the case of the UM Senior Exchange Notes, March 15, 2015, in the case of the UM Senior Secured Fixed Rate Exchange Notes, September 15, 2017, in the case of the September 2012 UM Senior Secured Notes and January 15, 2018, in the case of the December 2012 UM Senior Secured

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Notes, Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) may redeem some or all of the UM Senior Exchange Notes, the UM Senior Secured Fixed Rate Exchange Notes, the September 2012 UM Senior Secured Notes or the December 2012 UM Senior Secured Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia KabelBW Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on December 1, in the case of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, March 15, in the case of the UM Senior Exchange Notes and the UM Senior Secured Fixed Rate Exchange Notes, September 15, in the case of the September 2012 UM Senior Secured Notes, or January 15, in the case of the December 2012 UM Senior Secured Notes, of the years set forth below:

	Redemption Price
Year	2009 UM Senior Notes	2009 UM Senior Secured Notes	UM Senior Exchange Notes	UM Senior Secured Fixed Rate Exchange Notes	September 2012 UM Senior Secured Notes	December 2012 UM Dollar Senior Secured Notes	December 2012 UM Euro Senior Secured Notes

2013	N.A.	104.063%	N.A.	N.A.	N.A.	N.A.	N.A.
2014	104.813%	102.031%	N.A.	N.A.	N.A.	N.A.	N.A.
2015	103.208%	100.000%	N.A.	103.750%	N.A.	N.A.	N.A.
2016	101.604%	100.000%	104.750%	101.875%	N.A.	N.A.	N.A.
2017	100.000%	100.000%	103.167%	100.000%	102.750%	N.A.	N.A.
2018	100.000%	N.A.	101.583%	100.000%	101.833%	102.750%	102.875%
2019	100.000%	N.A.	100.000%	100.000%	100.917%	101.833%	101.917%
2020	N.A.	N.A.	100.000%	N.A.	100.000%	100.917%	100.958%
2021 and thereafter	N.A.	N.A.	100.000%	N.A.	100.000%	100.000%	100.000%

In addition, at any time prior to September 15, 2015 in the case of the September 2012 UM Senior Secured Notes or January 15, 2016 in the case of the December 2012 UM Senior Secured Notes, the UM Senior Secured Notes Issuers may redeem up to 40% of the September 2012 UM Senior Secured Notes or the December 2012 UM Senior Secured Notes (at redemption prices of 105.500% in the case of the September 2012 UM Senior Secured Notes and the December 2012 UM Dollar Senior Secured Notes and 105.750% in the case of the December 2012 UM Euro Senior Secured Notes) with the net proceeds from one or more specified equity offerings.

KBW and its immediate parent (collectively, the New UM Guarantors) have granted, in addition to guarantees provided by Unitymedia KabelBW and/or certain of its subsidiaries, as applicable, of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, a senior guarantee of the 2009 UM Senior Secured Notes and a senior subordinated guarantee of the 2009 UM Senior Notes. The New UM Guarantors have also granted a senior subordinated guarantee of the UM Senior Exchange Notes and a senior guarantee of the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes. In addition, the New UM Guarantors have provided certain share and asset security in favor of the 2009 UM Senior Secured Notes, the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes.

Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) may redeem all of the Unitymedia KabelBW Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) or certain of Unitymedia KabelBW’s subsidiaries sell certain assets or experience specific changes in control, Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) must offer to repurchase the Unitymedia KabelBW Notes at a redemption price of 101%.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Unitymedia KabelBW Revolving Credit Facilities

On May 1, 2012, Unitymedia Hessen entered into a €312.5 million ($412.4 million) secured revolving credit facility agreement with certain lenders (the New Unitymedia KabelBW Revolving Credit Facility). On August 28, 2012, the New Unitymedia KabelBW Revolving Credit Facility was increased to €337.5 million ($445.4 million). The interest rate for the New Unitymedia KabelBW Revolving Credit Facility is EURIBOR plus a margin of 3.25%. Borrowings under the New Unitymedia KabelBW Revolving Credit Facility mature on June 30, 2017. The New Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion. Also on May 1, 2012, Unitymedia KabelBW’s existing €80.0 million ($105.6 million) secured revolving credit facility agreement with certain lenders (the Unitymedia KabelBW Revolving Credit Facility, and together with the New Unitymedia KabelBW Revolving Credit Facility, the Unitymedia KabelBW Revolving Credit Facilities) was amended whereby the maturity date was extended to June 30, 2017 and the interest rate was reduced to EURIBOR plus a margin of 2.50%. The Unitymedia KabelBW Revolving Credit Facility is senior to (i) the 2009 UM Notes, (ii) the UM Exchange Notes, (iii) the September 2012 UM Senior Secured Notes, (iv) the December 2012 UM Senior Secured Notes and (v) the New Unitymedia KabelBW Revolving Credit Facility. The Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.00% on the unused portion. In connection with the Special Optional Redemptions, (i) the Unitymedia KabelBW Revolving Credit Facility was drawn in full and (ii) borrowings of €105.0 million ($137.8 million at the transaction date) were drawn against the New Unitymedia KabelBW Revolving Credit Facility. Such borrowings were repaid during the second quarter of 2012. The Unitymedia KabelBW Revolving Credit Facilities may be used for general corporate and working capital purposes.

In addition to customary restrictive covenants and events of default, the Unitymedia KabelBW Revolving Credit Facilities require compliance with a Consolidated Leverage Ratio, as defined in the applicable facility. The Unitymedia KabelBW Revolving Credit Facilities are secured by a pledge over the shares of the borrower and certain other asset security of certain subsidiaries of Unitymedia KabelBW.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet NV and Telenet International. In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the Telenet Credit Facility. Under the Telenet Credit Facility, members of the borrower group are permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet NV and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet NV, Telenet International and certain other Telenet subsidiaries. The agreement governing the Telenet Credit Facility contains covenants that limit, among other things, Telenet’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility provides that any event of default with respect to indebtedness of €50.0 million ($66.0 million) or more in the aggregate of Telenet and certain of its subsidiaries is an event of default under the Telenet Credit Facility.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The details of our borrowings under the Telenet Credit Facility are summarized in the following table:

		December 31, 2012
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$659.9
N (c)	November 15, 2016	5.300%	€100.0	—	131.9
O (c)	February 15, 2021	6.625%	€300.0	—	395.9
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	527.9
Q	July 31, 2017	EURIBOR + 3.25%	€431.0	—	568.8
R	July 31, 2019	EURIBOR + 3.625%	€798.6	—	1,054.0
S	December 31, 2016	EURIBOR + 2.75%	€158.0	208.5	—
T	December 31, 2018	EURIBOR + 3.50%	€175.0	—	230.9
U (c)	August 15, 2022	6.250%	€450.0	—	593.9
V (c)	August 15, 2024	6.750%	€250.0	—	329.9
Elimination of Telenet Facilities M, N, O, P, U and V in consolidation (c)				—	(2,639.4)
Total				$208.5	$1,853.7
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at December 31, 2012.

(b)	Telenet Facility S has a commitment fee on unused and uncanceled balances of 1.10% per year.

(c)	As described below, the amounts outstanding under Telenet Facilities M, N, O, P, U and V are eliminated in LGI’s consolidated financial statements.

Refinancing Transactions. During 2012, 2011 and 2010, Telenet completed a number of refinancing transactions. These refinancing transactions, which generally were undertaken to extend the maturities of Telenet’s borrowings under the Telenet Credit Facility, are set forth below.

2012 Transactions. On February 17, 2012, Telenet International entered into an additional facility accession agreement (the Additional Facility T Accession Agreement) under the Telenet Credit Facility. Pursuant to the Additional Facility T Accession Agreement, certain lenders agreed to provide a new term loan facility in an aggregate principal amount of €175.0 million ($230.9 million) (Telenet Facility T).

On February 29, 2012, Telenet International entered into two additional facility accession agreements, the Additional Facility Q2 Accession Agreement (the Q2 Accession Agreement) and the Additional Facility R2 Accession Agreement (the R2 Accession Agreement) under the Telenet Credit Facility. Pursuant to the Q2 Accession Agreement and the R2 Accession Agreement, certain lenders agreed to provide new term loan facilities in an aggregate principal amount of €74.0 million ($97.7 million) (Telenet Facility Q2) and €50.0 million ($66.0 million) (Telenet Facility R2), respectively. In connection with these transactions, certain lenders under the existing Telenet Facility Q and Telenet Facility R under the Telenet Credit Facility agreed to novate their existing Telenet Facility Q commitments (in an aggregate amount of €74.0 million ($97.7 million)) and their existing Telenet Facility R commitments (in an amount of €50.0 million ($66.0 million)) to Telenet Luxembourg Finance Centre S.à r.l. (Telenet Luxembourg), a subsidiary of Telenet NV, and to enter into the new Telenet Facility Q2 and Telenet Facility R2. Telenet Facilities Q and R were reduced by the amounts of Telenet Facilities Q2 and R2 during the first quarter of 2012 using the proceeds from Telenet Facility T. Telenet Facilities Q2 and R2 were each drawn in full on August 31, 2012 and subsequently merged into Telenet Facilities Q and R, respectively.

2011 Transactions. During the third quarter of 2011, pursuant to various additional facility accession agreements, Telenet International executed (i) two new term loan facilities (Telenet Facilities Q and R) in aggregate principal amounts of €431.0 million ($568.8 million) and €798.6 million ($1,054.0 million), respectively, and (ii) a revolving credit facility (Telenet Facility S) in an

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

aggregate principal amount of €158.0 million ($208.5 million). In connection with these transactions, (i) certain lenders novated their existing Telenet Facility G drawn commitments to Telenet Luxembourg, and entered into the new Telenet Facilities Q and R and (ii) Telenet’s then-existing undrawn €175.0 million ($251.7 million at the transaction date) revolving credit facility was canceled. As a result of these transactions, €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G drawn commitments were effectively rolled into the new Telenet Facilities Q and R. Telenet Facilities Q, R and S may be increased in the future by entering into one or more additional facility accession agreements.

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

Telenet SPE Notes

Telenet Finance Luxembourg S.C.A. (Telenet Finance), Telenet Finance Luxembourg II S.A. (Telenet Finance II), Telenet Finance III Luxembourg S.C.A. (Telenet Finance III), Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and Telenet Finance V Luxembourg S.C.A. (Telenet Finance V and together with Telenet Finance, Telenet Finance II, Telenet Finance III and Telenet Finance IV, the Telenet SPEs) are each special purpose financing entities created for the primary purposes of facilitating the offerings of €500.0 million ($659.9 million) principal amount of 6.375% senior secured notes (the Telenet Finance Notes), €100.0 million ($131.9 million) principal amount of 5.3% senior secured notes (the Telenet Finance II Notes), €300.0 million ($395.9 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Notes), €400.0 million ($527.9 million) principal amount of floating rate senior secured notes (the Telenet Finance IV Notes), €450.0 million ($593.9 million) principal amount of 6.25% senior secured notes (the 6.25% Telenet Finance V Notes) and €250.0 million ($329.9 million) principal amount of 6.75% senior secured notes (the 6.75% Telenet Finance V Notes, and together with the 6.25% Telenet Finance V Notes, the Telenet Finance V Notes). We refer to the Telenet Finance Notes, the Telenet Finance II Notes, the Telenet Finance III Notes, the Telenet Finance IV Notes and the Telenet Finance V Notes collectively as the “Telenet SPE Notes.”

Telenet Finance is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On November 3, 2010, Telenet Finance issued the Telenet Finance Notes at par and used the proceeds to fund a new additional facility (Telenet Facility M) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International used €201.7 million ($282.7 million at the transaction date) of the proceeds from Telenet Facility M to repay outstanding amounts under Facilities H, I and L2 of the Telenet Credit Facility, and to service

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

certain payments to Telenet Finance under agreements related to Telenet Facility M and the Telenet Finance Notes. In connection with these repayments, Telenet incurred debt extinguishment losses of $3.1 million, representing the write-off of deferred financing costs.

Telenet Finance II is owned by a foundation established under the laws of the Netherlands. On November 26, 2010, Telenet Finance II issued the Telenet Finance II Notes at an original issue price of 101.75% and used the proceeds to fund an additional facility (Telenet Facility N) under the Telenet Credit Facility, with Telenet International as the borrower.

Telenet Finance III is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On February 15, 2011, Telenet Finance III issued the Telenet Finance III Notes at par and used the proceeds to fund a new additional facility (Telenet Facility O) under the Telenet Credit Facility, with Telenet International as the borrower. Telenet International applied €286.5 million ($387.1 million at the transaction date) of the proceeds from Telenet Facility O to redeem a portion of the outstanding borrowings under Telenet Facilities K and L1. The remaining €80.0 million ($105.6 million) of outstanding borrowings under Telenet Facilities K and L1 were rolled into a new Telenet Facility G2, which had terms similar to the then existing Telenet Facility G.

Telenet Finance IV is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On June 15, 2011, Telenet Finance IV issued the Telenet Finance IV Notes at par and used the proceeds to fund a new additional facility (Telenet Facility P) under the Telenet Credit Facility, with Telenet International as the borrower. In July 2011, Telenet International used the proceeds from Telenet Facility P to repay the remaining €400.1 million ($575.4 million at the transaction date) outstanding under Telenet Facilities G and J of the Telenet Credit Facility, after taking into account the €1,229.6 million ($1,746.3 million at the transaction date) of Telenet Facility G commitments that were rolled into new Telenet Facilities Q and R under the Telenet Credit Facility.

Telenet Finance V is owned 99.9% by a foundation established under the laws of the Netherlands and 0.1% by a Luxembourg private limited liability company as general partner. On August 13, 2012, Telenet Finance V issued the 6.25% Telenet Finance V Notes and the 6.75% Telenet Finance V Notes, each at par, and used the proceeds to fund new Telenet Facilities U and V, respectively, each under the Telenet Credit Facility, with Telenet International as the borrower for each facility.

Each Telenet SPE is dependent on payments from Telenet International under the applicable Telenet Facility M, N, O, P, U or V (each, a Telenet SPE Funded Facility) of the Telenet Credit Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs. Accordingly, the amounts outstanding under Telenet Facilities M, N, O, P, U and V have been eliminated in LGI’s consolidated financial statements.

Pursuant to the respective indentures for the Telenet SPE Notes (the Telenet SPE Indentures) and the respective accession agreements for the Telenet SPE Funded Facilities, the call provisions, maturity and applicable interest rate for each Telenet SPE Funded Facility are the same as those of the related Telenet SPE Notes. The Telenet SPEs, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable Telenet SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant Telenet SPE and (ii) the relevant Telenet SPE’s rights under the applicable Telenet SPE Funded Facility granted to secure the obligations of the relevant Telenet SPE under the relevant Telenet SPE Notes, the holders of the Telenet SPE Notes are provided indirectly with the benefits, rights, protections and covenants, granted to the Telenet SPEs as lenders under the Telenet Credit Facility.

The Telenet SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions, under the Telenet SPE Indentures.

Subject to the circumstances described below, the Telenet Finance Notes may not be redeemed prior to November 15, 2015, the Telenet Finance III Notes may not be redeemed prior to February 15, 2016, the Telenet Finance IV Notes may not be redeemed prior to June 15, 2014, the 6.25% Telenet Finance V Notes may not be redeemed prior to August 15, 2017 (except as described above) and the 6.75% Telenet Finance V Notes may not be redeemed prior to August 15, 2018 (each a Telenet SPE Notes Call Date). If, however, at any time prior to the applicable Telenet SPE Notes Call Date, a voluntary prepayment of all or a portion of

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

the loans under the related Telenet SPE Funded Facility occurs, then the applicable Telenet SPE will be required to redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid under the related Telenet SPE Funded Facility. The redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable Telenet SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such Telenet SPE Notes on the applicable Telenet SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable Telenet SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable Telenet SPE Indenture, over (b) the principal amount of such Telenet SPE Notes to be redeemed and (iii) accrued and unpaid interest thereon and Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the applicable redemption date.

The Telenet Finance II Notes may not be redeemed prior to November 15, 2013 and no voluntary prepayment of all or any portion of the related Telenet Facility N may occur prior to such date.

On or after (i) the applicable Telenet SPE Notes Call Date, upon the voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility, the applicable Telenet SPE will redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid and (ii) November 15, 2013, upon the voluntary prepayment of Telenet Facility N, which may only be voluntarily prepaid in whole and not in part, Telenet Finance II will redeem all of the Telenet Finance II Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and, in the case of the Telenet SPE Notes, other than the Telenet Finance II Notes, Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on (a) November 15 for the Telenet Finance Notes and the Telenet Finance II Notes, (b) February 15 for the Telenet Finance III Notes, (c) June 15 for the Telenet Finance IV Notes and (d) August 15 for the Telenet Finance V Notes, of the years set forth below:

	Redemption Price
Year	Telenet Finance Notes	Telenet Finance II Notes	Telenet Finance III Notes	Telenet Finance IV Notes	6.25% Telenet Finance V Notes	6.75% Telenet Finance V Notes

2013	N.A.	102.650%	N.A.	N.A.	N.A.	N.A.
2014	N.A.	101.770%	N.A.	102.000%	N.A.	N.A.
2015	103.188%	100.880%	N.A.	101.000%	N.A.	N.A.
2016	102.125%	100.000%	103.313%	100.000%	N.A.	N.A.
2017	101.063%	N.A.	102.209%	100.000%	103.125%	N.A.
2018	100.000%	N.A.	101.104%	100.000%	102.083%	103.375%
2019	100.000%	N.A.	100.000%	100.000%	101.563%	102.531%
2020	100.000%	N.A.	100.000%	100.000%	100.000%	101.688%
2021	N.A.	N.A.	100.000%	100.000%	100.000%	100.844%
2022 and thereafter	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The details of the Telenet SPE Notes are summarized in the following table:

			December 31, 2012
			Outstanding principal amount
Telenet SPEs Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Telenet Finance Notes	November 15, 2020	6.375%	€500.0	$659.9	$704.4	$659.9
Telenet Finance II Notes	November 15, 2016	5.300%	€100.0	131.9	135.8	133.5
Telenet Finance III Notes	February 15, 2021	6.625%	€300.0	395.9	422.4	395.9
Telenet Finance IV Notes	June 15, 2021	EURIBOR + 3.875%	€400.0	527.9	527.9	527.9
6.25% Telenet Finance V Notes	August 15, 2022	6.250%	€450.0	593.9	634.3	593.9
6.75% Telenet Finance V Notes	August 15, 2024	6.750%	€250.0	329.9	352.8	329.9
				$2,639.4	$2,777.6	$2,641.0
_______________

(a)	Amounts include the impact of premiums, where applicable.

Liberty Puerto Rico Bank Facility

Prior to August 13, 2012, Old Liberty Puerto Rico’s bank facility (the Old Liberty Puerto Rico Bank Facility) consisted of (i) a $150.0 million amortizing term loan, (ii) a $20.0 million amortizing delayed draw Senior Credit Facility and (iii) a $10.0 million revolving loan. All amounts borrowed under the Old Liberty Puerto Rico Bank Facility bore interest at a margin of 2.00% over LIBOR.

On August 13, 2012, Old Liberty Puerto Rico entered into a new bank credit facility (the August 2012 Liberty Puerto Rico Bank Facility), the proceeds of which were used to repay the Old Liberty Puerto Rico Bank Facility and for general corporate purposes. The August 2012 Liberty Puerto Rico Bank Facility provided for (i) a $175.0 million senior secured term loan (the August 2012 LPR Term Loan) at an issue price of 99.0% and (ii) a $10.0 million senior secured revolving credit facility (the August 2012 LPR Revolving Loan). The August 2012 LPR Term Loan began amortizing at 1% per year on September 15, 2012. In connection with these transactions, we recognized aggregate losses on debt extinguishment of $4.4 million during the third quarter of 2012, including (i) $3.8 million of third-party costs incurred in connection with the August 2012 Liberty Puerto Rico Bank Facility and (ii) the write-off of deferred financing fees of $0.6 million relating to repayment of the Old Liberty Puerto Rico Bank Facility. In addition, the requirement under the Old Liberty Puerto Rico Bank Facility that Old Liberty Puerto Rico maintain a $10.0 million cash collateral account to protect against losses in connection with an uninsured casualty event was terminated, and such amount was reclassified from long-term restricted cash to cash and cash equivalents in our consolidated balance sheet.

In connection with the November 9, 2012 completion of the Puerto Rico Transaction (as described in note 3), (i) we began to consolidate the existing bank credit facility of OneLink, (ii) borrowings under the August 2012 LPR Term Loan became a new pari passu tranche of OneLink’s existing bank credit facility, with OneLink as the borrower, (iii) the August 2012 LPR Revolving Loan was canceled and (iv) OneLink was renamed as Liberty Puerto Rico (as defined in note 3). Subsequent to the completion of the Puerto Rico Transaction, the bank credit facility of Liberty Puerto Rico is referred to as the “Liberty Puerto Rico Bank Facility.”

At December 31, 2012, the Liberty Puerto Rico Bank Facility consists of (i) a $145.0 million second lien term loan (the LPR Term Loan A), (ii) a $345.0 million term loan (the LPR Term Loan B), (iii) the $175.0 million August 2012 LPR Term Loan and (iv) a $25.0 million revolving credit facility (the LPR Revolving Loan). All amounts borrowed under the LPR Term Loan A, the LPR Term Loan B and the LPR Revolving Loan bear interest, at Liberty Puerto Rico’s option, at either (i) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Liberty Puerto Rico Bank Facility) with a LIBOR floor of 1.50% or (ii) the Base Rate (as defined in the Liberty Puerto Rico Bank Facility) with a base rate floor of 2.50%. All amounts borrowed under the August 2012 LPR Term Loan bear interest, at Liberty Puerto Rico’s option, at either (i) LIBOR plus 4.50% with a LIBOR floor of 1.50% or (ii) Base Rate (as defined in the Liberty Puerto Rico Bank Facility) plus 3.50% with a base rate floor of 2.50%. The LPR Term Loan

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

A, the LPR Term Loan B, the August 2012 LPR Term Loan and the LPR Revolving Loan have final maturities of June 9, 2018, June 9, 2017, June 9, 2017 and June 9, 2016, respectively. The LPR Revolving Loan has a commitment fee on unused and uncanceled balances of 0.5% or 0.375% as determined by the Total Leverage Ratio (as defined in the Liberty Puerto Rico Bank Facility).

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Liberty Puerto Rico and its subsidiaries, the Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) Total Leverage Ratio and (ii) First Lien Leverage Ratio, each capitalized term as defined in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to LGI) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico.

VTR Wireless Bank Facility

On May 12, 2011, VTR Wireless entered into a CLP 60.0 billion ($125.3 million) term loan bank facility (the VTR Wireless Bank Facility). The outstanding borrowings under the VTR Wireless Bank Facility were CLP 44.0 billion ($91.9 million) as of December 31, 2012. The VTR Wireless Bank Facility has an initial due date of May 12, 2016 (the Initial Due Date). Beginning on the Initial Due Date and provided that no events of default have occurred, VTR Wireless can extend the maturity date by (i) meeting certain conditions precedent, including the achievement of (a) positive EBITDA for the twelve-month period preceding the Initial Due Date and (b) operating results that are substantially in line with the Business Plan (EBITDA and Business Plan each as defined in the VTR Wireless Bank Facility) and (ii) satisfying certain equity contribution requirements, as further discussed below. If the maturity date is so extended, the outstanding principal balance of the VTR Wireless Bank Facility will be due in nine semi-annual installments, as summarized in the following table:

Installment date	Installment amount (a)

May 12, 2016	6.67%
November 12, 2016 and May 12, 2017	9.17%
November 12, 2017 and May 12, 2018	10.83%
November 12, 2018 and May 12, 2019	12.50%
November 12, 2019	14.17%
May 12, 2020	14.16%
_______________

(a)	Expressed as a percentage of the outstanding principal balance as of the Initial Due Date.

Through the Initial Due Date, the interest rate on outstanding borrowings is Nominal TAB (as defined in the VTR Wireless Bank Facility) plus 3.00%. After the Initial Due Date and through the extension period, the interest rate will be Nominal TAB plus 2.45%. The VTR Wireless Bank Facility has a commitment fee on undrawn balances of 0.45% per year plus applicable value-added tax. The VTR Wireless Bank Facility also has a voluntary prepayment fee of (i) 0.3% of the principal amount prepaid plus value-added tax during the period from May 13, 2012 to May 12, 2013 and (ii) 0.2% of the principal amount prepaid plus value-added tax from May 13, 2013 through October 13, 2014.

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of VTR Wireless and its subsidiaries, the VTR Wireless Bank Facility requires, beginning in December 2014, compliance with the following financial covenants: (i) Interest Coverage Ratio, (ii) Financial Debt Coverage Ratio and (iii) Total Liabilities to Net Worth Ratio, each capitalized term as defined in the VTR Wireless Bank Facility. The VTR Wireless Bank Facility permits VTR Wireless to transfer funds to its parent company (and indirectly to LGI) after the Initial Due Date through loans, dividends or other distributions provided that VTR Wireless maintains compliance with applicable covenants.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The VTR Wireless Bank Facility is secured by pledges over (i) the VTR Wireless shares indirectly owned by our company and (ii) certain other assets owned by VTR Wireless. VTR Wireless is required to ensure, as a condition to any drawdown under the VTR Wireless Bank Facility, that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. In addition, beginning in November 2014, VTR Wireless is required to maintain a minimum of CLP 10.0 billion ($20.9 million) in cash and cash equivalents. If the amounts due under the VTR Wireless Bank Facility are not fully repaid by the Initial Due Date, LGI is required to contribute, or cause VTR Wireless shareholders to contribute, an amount equal to CLP 215.0 billion ($449.0 million) less the aggregate amount of funds that previously have been contributed as equity or loaned on a subordinated basis to VTR Wireless.

LGI Convertible Notes

In November 2009, LGI completed the offering and sale of our 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes). The net proceeds of $910.8 million, after deducting the initial purchaser’s discount and related transaction costs aggregating $24.2 million, were subsequently used on January 28, 2010 to fund a portion of the Unitymedia Purchase Price (see note 3). Interest was payable semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2010. The LGI Convertible Notes were senior unsecured obligations of LGI that were convertible into LGI common stock. During the second and third quarters of 2011, we completed the exchange (the LGI Notes Exchange) of 99.8% and 0.2%, respectively, of the $935.0 million principal amount of the LGI Convertible Notes for aggregate consideration of 26,423,266 shares of our LGI Series A common stock, 8,807,772 shares of our LGI Series C common stock and $186.7 million of cash (excluding cash paid for accrued but unpaid interest). In connection with these transactions, we (i) reclassified (a) the carrying amount of the $676.2 million debt component of the exchanged LGI Convertible Notes, (b) the related deferred financing costs of $13.6 million and (c) the $96.7 million net deferred tax liability associated with the exchanged LGI Convertible Notes to additional paid-in capital and common stock in our consolidated balance sheet and (ii) recognized aggregate debt conversion losses of $187.2 million.

Prior to the LGI Notes Exchange, the $935.0 million principal amount of the LGI Convertible Notes was allocated between debt and equity components. The portion of the principal amount allocated to the debt component of $626.2 million was measured based on the estimated fair value of a debt instrument that had the same terms as the LGI Convertible Notes without the conversion feature. This debt component was accreted to the principal amount through the completion of the LGI Notes Exchange using the effective interest method. The stated interest rate of the LGI Convertible Notes, together with the annual accretion of the debt component to the principal amount due at maturity, resulted in an effective interest rate of 11.5%. The $308.8 million difference between the outstanding principal amount and the amount originally allocated to the debt component was recorded, net of deferred income taxes and a pro rata portion of the initial purchaser’s discount and related transaction costs, as an increase to additional paid-in capital in our consolidated statement of equity.

UGC Convertible Notes

On April 6, 2004, UnitedGlobalCom, Inc. (UGC), a wholly-owned subsidiary of LGI, completed the offering and sale of €500.0 million ($659.9 million) principal amount of 1.75% euro-denominated convertible senior notes (the UGC Convertible Notes). The UGC Convertible Notes were senior unsecured obligations of UGC that under certain circumstances were convertible into LGI common stock. Interest was payable semi-annually on April 15 and October 15 of each year.

On March 15, 2011, we called for redemption the remaining €328.2 million ($433.2 million) principal amount outstanding of the UGC Convertible Notes. As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding principal amount of the UGC Convertible Notes was converted into an aggregate of 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock. In connection with the conversion of the UGC Convertible Notes into LGI common stock, we reclassified (i) the $619.7 million carrying value of the UGC Convertible Notes and (ii) the $53.9 million net deferred tax asset associated with the exchanged UGC Convertible Notes to additional paid-in capital and common stock in our consolidated balance sheet. Prior to conversion, the UGC Convertible Notes were measured at fair value.

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
December 31, 2012, 2011 and 2010

Convertible Notes from December 31, 2009 through the repurchase dates is included in realized and unrealized losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of operations.

Austar Bank Facility

On May 23, 2012, we completed the Austar Transaction, as described in note 4. As we have presented Austar as a discontinued operation in our December 31, 2011 consolidated balance sheet, borrowings under the Austar Bank Facility, as defined below, are included in long-term liabilities of discontinued operation in our December 31, 2011 consolidated balance sheet.

The Austar senior facility agreement, as amended, is the senior credit facility of Austar Entertainment Pty Ltd. (Austar Entertainment) (the Austar Bank Facility). At December 31, 2011, the Austar Bank Facility provided for (i) a AUD 500.0 million ($519.2 million) term loan (Austar Tranche B), which bore interest at BBSY plus margins ranging from 1.30% to 2.00%, (ii) a AUD 174.5 million ($181.2 million) term loan (Austar Tranche C1), which bore interest at BBSY plus margins ranging from 2.3% to 3.5% and (iii) a AUD 100.0 million ($103.8 million) revolving facility (the Austar Revolving Facility), which bore interest at BBSY plus margins ranging from 0.90% to 1.70%. The Austar Bank Facility also provided for an agreement with a single bank for a AUD 25.0 million ($26.0 million) working capital facility, which bore interest at BBSY plus margins ranging from 0.90% to 1.70%. As of December 31, 2011, Austar Tranche C1 and Austar Tranche B were drawn in full and and the working capital facility and the Austar Revolving Facility had unused borrowing capacity of AUD 121.8 million ($126.5 million).

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2012 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2012 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia KabelBW	Telenet (a)	Other	Total
	in millions
Year ended December 31:
2013	$109.6	$26.1	$9.8	$148.1	$293.6
2014	—	—	9.8	6.4	16.2
2015	383.7	—	9.8	6.5	400.0
2016	2,245.6	—	141.7	535.4	2,922.7
2017	2,033.6	1,195.6	578.6	928.2	4,736.0
Thereafter	7,920.7	5,640.3	3,914.9	373.4	17,849.3
Total debt maturities	12,693.2	6,862.0	4,664.6	1,998.0	26,217.8
Unamortized premium (discount)	(65.7)	(20.4)	1.6	1.6	(82.9)
Total debt	$12,627.5	$6,841.6	$4,666.2	$1,999.6	$26,134.9
Current portion	$109.6	$26.1	$9.8	$148.1	$293.6
Noncurrent portion	$12,517.9	$6,815.5	$4,656.4	$1,851.5	$25,841.3
 _______________

(a)
Amounts include the UPCB SPE Notes and the Telenet SPE Notes issued by the UPCB SPEs and the Telenet SPEs, respectively. As described above, the UPCB SPEs are consolidated by UPC Holding and the Telenet SPEs are consolidated by Telenet.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Other	Total
	in millions
Year ended December 31:
2013	$97.4	$60.9	$10.0	$168.3
2014	97.0	64.3	9.2	170.5
2015	96.8	58.9	8.6	164.3
2016	96.8	57.4	5.9	160.1
2017	96.8	55.8	3.8	156.4
Thereafter	1,246.8	257.3	30.3	1,534.4
Total principal and interest payments	1,731.6	554.6	67.8	2,354.0
Amounts representing interest	(794.5)	(149.5)	(20.4)	(964.4)
Present value of net minimum lease payments	$937.1	$405.1	$47.4	$1,389.6
Current portion	$25.9	$36.9	$7.1	$69.9
Noncurrent portion	$911.2	$368.2	$40.3	$1,319.7

Non-cash Refinancing Transactions

During 2012, 2011 and 2010, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,793.4 million, $2,908.0 million and $4,205.3 million, respectively.

Subsequent Events

For information concerning certain financing transactions completed subsequent to December 31, 2012, see note 19.

(10)    Income Taxes

LGI files consolidated tax returns in the U.S. The income taxes of domestic and foreign subsidiaries not included within the consolidated U.S. tax group are presented in our financial statements based on a separate return basis for each tax-paying entity or group.

The domestic and foreign components of our loss from continuing operations before income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
	in millions

Domestic	$(31.1)	$(280.4)	$(117.8)
Foreign	(452.2)	(295.4)	(1,032.8)
Total	$(483.3)	$(575.8)	$(1,150.6)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2012:
Continuing operations:
Federal	$38.8	$(66.1)	$(27.3)
State and local	(2.7)	7.0	4.3
Foreign	(89.9)	23.9	(66.0)
Total — continuing operations	$(53.8)	$(35.2)	$(89.0)
Discontinued operations	$—	$(14.1)	$(14.1)

Year ended December 31, 2011:
Continuing operations:
Federal	$(32.3)	$114.0	$81.7
State and local	(1.4)	1.0	(0.4)
Foreign	(68.4)	(244.6)	(313.0)
Total — continuing operations	$(102.1)	$(129.6)	$(231.7)
Discontinued operations	$—	$(57.1)	$(57.1)

Year ended December 31, 2010:
Continuing operations:
Federal	$722.8	$(652.6)	$70.2
State and local	21.2	(20.7)	0.5
Foreign	(37.1)	163.3	126.2
Total — continuing operations	$706.9	$(510.0)	$196.9
Discontinued operations	$(1,208.8)	$413.7	$(795.1)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Year ended December 31,
	2012	2011	2010
	in millions

Computed “expected” tax benefit	$169.2	$201.5	$402.7
Change in valuation allowances	(113.5)	(267.4)	(11.4)
Non-deductible or non-taxable interest and other expenses	(79.9)	(108.6)	(79.0)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(30.2)	(7.3)	(22.5)
International rate differences (a)	(22.2)	(29.0)	(97.6)
Enacted tax law and rate changes	12.2	1.8	(6.0)
Change in tax form of consolidated subsidiary	(11.6)	—	—
Non-deductible or non-taxable foreign currency exchange results	(10.4)	(23.6)	(0.8)
Foreign taxes	(4.5)	(7.4)	(5.6)
Recognition of previously unrecognized tax benefits	—	4.7	17.5
Impairment of goodwill	—	(4.1)	(5.5)
Other, net	1.9	7.7	5.1
Total	$(89.0)	$(231.7)	$196.9
_______________

(a)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
	in millions

Current deferred tax assets	$98.4	$345.2
Non-current deferred tax assets (a)	166.2	83.0
Current deferred tax liabilities (a)	(1.4)	(1.1)
Non-current deferred tax liabilities (a)	(1,480.2)	(1,415.7)
Net deferred tax liability	$(1,217.0)	$(988.6)
_______________

(a)
Our current deferred tax liabilities are included in other accrued and current liabilities and our non-current deferred tax assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2012	2011
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$1,985.3	$1,956.0
Debt	528.6	612.2
Derivative instruments	526.3	415.5
Property and equipment, net	305.1	324.8
Intangible assets	109.0	87.8
Stock-based compensation	38.4	37.1
Other future deductible amounts	135.9	214.4
Deferred tax assets	3,628.6	3,647.8
Valuation allowance	(2,184.4)	(2,047.0)
Deferred tax assets, net of valuation allowance	1,444.2	1,600.8
Deferred tax liabilities:
Property and equipment, net	(1,161.8)	(1,181.1)
Intangible assets	(618.3)	(767.8)
Investments	(445.2)	(222.2)
Derivative instruments	(218.5)	(284.7)
Other future taxable amounts	(217.4)	(133.6)
Deferred tax liabilities	(2,661.2)	(2,589.4)
Net deferred tax liability	$(1,217.0)	$(988.6)

Our deferred income tax valuation allowance increased $137.4 million in 2012. This increase reflects the net effect of (i) the net tax expense related to our continuing operations of $113.5 million, (ii) foreign currency translation adjustments and (iii) acquisitions and other individually insignificant items.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The significant components of our tax loss carryforwards and related tax assets at December 31, 2012 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

Germany	$3,592.5	$563.8	Indefinite
The Netherlands	2,522.6	630.6	2013-2021
Luxembourg	929.4	271.6	Indefinite
France	644.3	221.8	Indefinite
Ireland	514.4	64.3	Indefinite
Belgium	308.4	104.8	Indefinite
Hungary	266.7	36.9	Indefinite
Chile	186.9	37.4	Indefinite
Romania	68.4	10.9	2013-2019
Switzerland	55.0	11.7	2014-2020
Puerto Rico	30.9	9.4	2016-2022
United Kingdom	29.4	7.1	Indefinite
Spain	26.4	7.9	2023-2028
Other	32.1	7.1	Various
Total	$9,207.4	$1,985.3

Net operating losses arising from the deduction of stock-based compensation are not included in the above table. These net operating losses, which aggregated $98.5 million at December 31, 2012, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

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

We intend to indefinitely reinvest earnings from certain foreign operations except to the extent the earnings are subject to current U.S. income taxes. At December 31, 2012, U.S. and non-U.S. income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $667.0 million of cumulative temporary differences (including, for this purpose, any difference between the aggregate tax basis in stock of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries. The determination of the additional U.S. and non-U.S. withholding tax that would arise upon a reversal of temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of withholding tax that might be payable.

A controlled foreign subsidiary of a U.S. corporation is considered to be a controlled foreign corporation or “CFC” under U.S. tax law. In general, our pro rata share of certain income earned by our CFCs during a taxable year when such subsidiaries have positive current or accumulated earnings and profits will be included in our income to the extent of the earnings and profits when the income is earned, regardless of whether the income is distributed to us. The income, often referred to as “Subpart F income,” generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

We and our subsidiaries file various consolidated and standalone income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

With a few exceptions in certain foreign jurisdictions, tax returns filed by our company or our subsidiaries for years prior to 2004 are no longer subject to examination by tax authorities. Certain of our foreign subsidiaries are also currently involved in income tax examinations in various foreign jurisdictions in which we operate, including Germany (2005 — 2010), Hungary (2005 — 2006 and 2009 — 2011), Romania (2007), United States (2009 — 2011) and the United Kingdom (2004 — 2009). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations.

The changes in our unrecognized tax benefits are summarized below:

	2012	2011	2010
	in millions

Balance at January 1	$400.6	$475.0	$400.6
Reductions for tax positions of prior years	(124.2)	(133.1)	(44.5)
Additions based on tax positions related to the current year	89.9	16.7	173.0
Lapse of statute of limitations	(15.0)	(0.5)	(1.3)
Additions for tax positions of prior years	5.5	42.7	125.9
Foreign currency translation	2.9	(0.2)	(2.0)
Reduction related to the sale of the J:COM Disposal Group	—	—	(176.7)
Balance at December 31	$359.7	$400.6	$475.0

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2012, our unrecognized tax benefits included $227.3 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2013, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in significant changes to our unrecognized tax benefits related to tax positions taken as of December 31, 2012. In this regard, (i) we expect to record an estimated $20 million to $30 million reduction during the first half of 2013 related to the confirmation of the amount of a deduction taken in a prior year and (ii) further significant reductions are possible prior to the end of 2013, the amount of which cannot be reasonably estimated at this time. Other than these issues, we do not expect that any changes in our unrecognized tax benefits during 2013 will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2013.

During 2012, 2011 and 2010, the income tax benefit (expense) of our continuing operations includes net income tax benefit (expense) of ($7.7 million), ($16.0 million) and $8.4 million, respectively, representing the net release (accrual) of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $26.8 million at December 31, 2012.

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

Each share of LGI Series B common stock is convertible into one share of LGI Series A common stock. One share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is issued. At December 31, 2012, there were (i) 804,617 and 842,771 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 3,761,337 and 3,786,754 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding SARs, and (iii) 1,091,593 and 1,091,886 shares of LGI Series A and Series C common stock, respectively, reserved for issuance pursuant to outstanding restricted share units (including PSUs, as defined in note 12). In addition to these amounts, one share of LGI Series A common stock is reserved for issuance for each share of LGI Series B common stock that is issued (10,206,145 shares).

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Stock Repurchases

During 2012, 2011 and 2010, our board of directors authorized various stock repurchase programs, the most recent of which was authorized on December 14, 2012 and provides for the repurchase of up to $1.0 billion (before direct acquisition costs) of LGI Series A and/or Series C common stock. Under these plans, we receive authorization to acquire up to the specified amount of LGI Series A and Series C common stock or other authorized securities from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. As of December 31, 2012, the remaining amount authorized for stock repurchases was $1,030.7 million.

The following table provides details of our stock repurchases during 2012, 2011 and 2010:

	LGI Series A common stock		LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased	Average price paid per share (a)	Total cost (a)
					in millions
Stock purchased pursuant to repurchase programs during:
2012	5,611,380	$53.46	13,585,729	$50.11	$980.7
2011 (b)	9,114,812	$38.99	14,203,563	$39.22	$912.3
2010	18,440,293	$27.07	13,887,284	$28.21	$890.9
 ______________

(a)	Includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)
Excludes $186.7 million of aggregate cash consideration paid (excluding cash paid for accrued but unpaid interest) in connection with the LGI Notes Exchange, as further described in note 9. These cash payments reduced our availability under the stock repurchase program in place at the time the payments were made.

LGI Call Option Contracts

In conjunction with our share repurchase program, we entered into a number of call option contracts during 2012. Pursuant to these call option contracts, we contemporaneously (i) sold call options on 3,520,000 shares of LGI Series A common stock at exercise prices ranging from $54.73 per share to $63.72 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $204.9 million, including $12.3 million that was paid in January 2013. These contracts, which can result in the receipt of cash or shares, were settled through the receipt of $91.4 million of cash and 1,000,000 shares of LGI Series A common shares in 2012 and $55.6 million of cash in January and February 2013. Shares acquired through the exercise of the call option are included in our share repurchases and the net gain on cash settled contracts is recorded in additional paid-in capital.

LGI Telenet Tender

On December 17, 2012, following approval of the Belgian Financial Services and Markets Authority, Binan Investments B.V. (Binan), our wholly-owned subsidiary, launched a voluntary and conditional cash public offer (the LGI Telenet Tender) for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). The offer price for the Telenet Bid Shares was €35.00 ($46.19) per share. The offer prices for the Telenet Bid Warrants, which were calculated using the Black Scholes option pricing model and a price of €35.00 per Telenet Bid Share, ranged from €13.48 ($17.79) per share to €25.47 ($33.61) per share.

On October 12, 2012, in anticipation of the LGI Telenet Tender, we entered into a new $925.0 million ($1,220.8 million) facility agreement (the Telenet TO Facility). No borrowings were made under the Telenet TO Facility and this facility agreement was canceled on January 22, 2013. In connection with the launch of the LGI Telenet Tender, we were required to place €1,142.5

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

million ($1,464.1 million at the transaction date) of cash into a restricted account to secure the portion of the aggregate offer consideration that was not secured by the Telenet TO Facility.

Pursuant to the LGI Telenet Tender, which was completed on February 1, 2013, we acquired (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. On February 1, 2013, we used €332.5 million ($454.6 million at the transaction date) from the above-described restricted cash account to fund the LGI Telenet Tender and the remaining amount was released from restrictions.

As we owned a controlling financial interest in Telenet prior to the launch of the LGI Telenet Tender, we will account for the impact of the acquisition of the additional Telenet shares as an equity transaction in the first quarter of 2013.

As a result of the launch and completion of the LGI Telenet Tender, Telenet canceled its self-tender offer (the Telenet Self-Tender) that was initiated in August 2012 to acquire up to 20,673,043 shares, or 18.3%, of its then outstanding share capital, at a price of €31.75 ($41.90) per share (as adjusted for the €3.25 ($4.29) per share capital reduction described below).

Other

Telenet. On February 17, 2012, Telenet entered into a share repurchase agreement (the Telenet Share Repurchase Agreement), pursuant to which an investment bank, on behalf of Telenet, agreed to repurchase Telenet’s ordinary shares on a daily basis. The Telenet Share Repurchase Agreement, which provided for the repurchase of up to 3,000,000 Telenet ordinary shares not to exceed an aggregate cost of €50.0 million ($66.0 million), was terminated upon the August 13, 2012 announcement of the Telenet Self-Tender. Under the Telenet Share Repurchase Agreement, a total of 1,449,076 shares were repurchased for total consideration of €45.7 million ($60.6 million at the applicable rate).

For information regarding a shareholder disbursement that Telenet’s board of directors proposed subsequent to December 31, 2012, see note 19.

In April 2012, Telenet’s shareholders approved cash distributions of (i) €1.00 ($1.32) per share or €113.3 million ($149.6 million at the applicable rate) in the form of a gross dividend and (ii) €3.25 ($4.29) per share or €369.2 million ($488.6 million at the applicable rate) in the form of a net capital reduction. Our share of the gross dividend, which was received in May 2012, was €56.8 million ($73.7 million at the applicable rate) and the noncontrolling interest owners’ share was €56.4 million ($73.2 million at the applicable rate). Our share of the capital reduction, which was accrued during the second quarter of 2012 and received in August 2012, was €184.7 million ($229.2 million at the applicable rate) and the noncontrolling interest owners’ share was €181.4 million ($228.0 million at the applicable rate).

On April 27, 2011, Telenet’s shareholders approved a distribution of €4.50 ($6.51 at the applicable rate) per share or €509.3 million ($736.5 million at the applicable rate). This distribution, the payment of which was initiated on July 29, 2011, was accrued by Telenet during the second quarter of 2011 following shareholder approval. Our share of this capital distribution was €255.8 million ($367.9 million at the applicable rate) and the noncontrolling interest owners’ share was €253.5 million ($364.6 million at the applicable rate).

On April 28, 2010, Telenet’s shareholders approved a distribution of €2.23 ($2.93 at the approval date) per share or €249.9 million ($328.9 million at the approval date). This distribution, the payment of which was initiated on August 2, 2010, was accrued by Telenet during the second quarter of 2010 following shareholder approval. Our share of this capital distribution was approximately €125.8 million ($165.5 million at the transaction date) and the noncontrolling interest owners’ share was €124.1 million ($163.3 million at the transaction date).

The VTR Group. On January 26, 2012, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 35.0 billion ($71.6 million at the applicable rate). Our share of this distribution was CLP 28.0 billion ($57.3 million at the applicable rate) and the VTR NCI Owner’s share of this distribution was CLP 7.0 billion ($14.3 million at the applicable rate). During September 2012, we and the VTR NCI Owner approved an additional distribution of CLP 20.0 billion ($41.5 million at the applicable rate). Our share of this additional distribution was CLP 16.0 billion ($33.2 million at the applicable rate) and the VTR NCI Owner’s share of this distribution was CLP 4.0 billion ($8.3 million at the applicable rate). The aggregate amount of these distributions was paid by VTR during 2012.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

In March 2011, we and the VTR NCI Owner approved a distribution of CLP 58.5 billion ($121.5 million at the applicable rate). Of the approved distribution amount, CLP 53.2 billion ($111.8 million at the applicable rate) was paid during the second quarter of 2011 and the remaining amount was paid in July 2011. The VTR NCI Owner’s share of the approved distribution was CLP 11.7 billion ($24.9 million at the applicable rate). During October 2011, we and the VTR NCI Owner approved an additional distribution of CLP 38.0 billion ($71.9 million at the applicable rate), all of which was paid in December 2011. The VTR NCI Owner’s share of the approved distribution was CLP 7.6 billion ($14.8 million at the applicable rate).

Separately, we and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During 2012, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 33.6 billion ($69.4 million at the applicable rate) and CLP 8.4 billion ($17.3 million at the applicable rate), respectively. During 2011, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 42.4 billion ($84.8 million at the applicable rate) and CLP 10.6 billion ($21.9 million at the applicable rate), respectively.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2012, most of our net assets represented net assets of our subsidiaries that were subject to such limitations.

(12)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI common stock and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Year ended December 31,
	2012	2011	2010
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$33.0	$46.8	$51.3
Other LGI stock-based incentive awards	46.0	43.4	42.8
Total LGI common stock	79.0	90.2	94.1
Telenet stock-based incentive awards (b)	31.2	40.0	13.1
Austar Performance Plan (c)	—	3.6	11.8
Other (d)	2.2	1.1	3.8
Total	$112.4	$134.9	$122.8
Included in:
Continuing operations:
Operating expense	$8.6	$15.3	$9.4
SG&A expense	103.8	116.0	101.6
Total - continuing operations	112.4	131.3	111.0
Discontinued operation (c)	—	3.6	11.8
Total	$112.4	$134.9	$122.8
_______________

(a)
Includes stock-based compensation expense related to LGI performance-based restricted share units (PSUs) and, during 2011 and 2010, our five-year performance-based incentive plans for our senior executives and certain key employees (the LGI Performance Plans).

(b)
During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with capital reductions. In connection with these anti-dilution adjustments, Telenet

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

recognized stock-based compensation expense of $12.6 million and $15.8 million, respectively, and continues to recognize additional stock-based compensation expense as the underlying options vest.

(c)
Amounts relate to Austar’s long-term incentive plan (the Austar Performance Plan). The Austar Performance Plan was a five-year plan, with a two-year performance period, that began on January 1, 2007, and a three-year service period that began on January 1, 2009. At the end of the two-year performance period, each participant became eligible to receive varying percentages of the maximum achievable award specified for such participant based on Austar’s achievement of specified CAGRs in Austar’s consolidated EBITDA, as defined by the Austar Performance Plan, and the participant’s annual performance ratings during the performance period.

(d)
The 2012 amount includes stock-based compensation expense related to performance-based awards granted pursuant to a liability-based plan of the VTR Group. These awards were granted during the first quarter of 2012 and, based on the level of the specified performance criteria achieved during 2012, these awards will vest on December 31, 2013.

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of December 31, 2012:

	LGI common stock (a)	LGI PSUs (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$78.9	$22.7	$18.0
Weighted average period remaining for expense recognition (in years)	2.6	1.2	1.2
_______________

(a)
Amounts relate to awards (other than LGI PSUs) granted under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan) described below.

(b)	Amounts relate to PSUs granted in 2012 and 2011as described below.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet as described below.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock:

	Year ended December 31,
	2012	2011	2010
Assumptions used to estimate fair value of options and stock appreciation rights (SARs) granted:
Risk-free interest rate	0.37 - 1.68%	0.82 - 3.31%	1.26 - 3.47%
Expected life	3.3 - 7.9 years	3.4 - 8.7 years	3.2 - 9.0 years
Expected volatility	28.0 - 40.4%	35.5 - 45.6%	37.1 - 56.8%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$20.00	$21.41	$16.50
SARs	$14.36	$15.02	$9.70
Restricted shares and restricted share units	$49.14	$44.79	$24.68
PSUs	$50.18	$39.98	$27.95
Total intrinsic value of awards exercised (in millions):
Options	$43.9	$93.8	$74.7
SARs	$52.0	$39.2	$51.8
Cash received from exercise of options (in millions)	$25.6	$32.7	$70.8
Income tax benefit related to stock-based compensation (in millions)	$17.0	$20.9	$25.8

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

The maximum number of shares of LGI common stock with respect to which awards may be issued under the incentive plan is 50 million, subject to anti-dilution and other adjustment provisions of the LGI Incentive Plan, of which no more than 25 million shares may consist of LGI Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than four million shares of our common stock, of which no more than two million shares may consist of LGI Series B common stock. In addition, no person may receive payment for cash awards during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the incentive plan are made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards under the LGI Incentive Plan issued prior to June 2005 are fully vested and expire 10 years after the grant date. Awards (other than performance-based awards) under the LGI Incentive Plan issued after June 2005 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The LGI Incentive Plan had 8,778,271 shares available for grant as of December 31, 2012.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the performance period.

Following completion of the performance period, on February 18, 2009, the compensation committee determined that an OCF CAGR of approximately 15.5% had been achieved during the performance period. Based on this determination and after deducting forfeited awards, participants in the LGI Performance Plans that met minimum annual performance rating levels earned $316.5 million or 87.4% of their aggregate maximum achievable awards. Earned awards were to be paid in six equal semi-annual installments on each March 31 and September 30 commencing on March 31, 2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. The first two installments of the awards were settled during 2009 with a combination of cash and restricted share units.

On February 16, 2010, the compensation committee determined the method of payment for the four remaining installments of the awards that had been earned. In accordance with the compensation committee’s determination, we (i) paid cash aggregating $50.9 million, together with 32,802 restricted plan shares (as defined in the LGI Performance Plans) of LGI Series A common stock and 31,708 restricted plan shares of LGI Series C common stock to settle the March 31, 2010 installment, and (ii) granted an aggregate of 3,248,061 restricted plan shares of LGI Series A common stock and 3,139,707 restricted plan shares of LGI Series C common stock to settle the remaining balance of each participant’s earned award, which shares vested in three equal installments. In accordance with the LGI Performance Plans, restricted plan shares may be restricted shares or restricted share units. The restricted plan shares issued in relation to the March 31, 2010 and September 30, 2010 installments vested in full on those dates and the remaining restricted plan shares vested in equal installments on March 31, 2011 and September 30, 2011. For purposes of determining the number of restricted plan shares to be granted, the compensation committee valued the restricted plan shares at the respective closing market prices for LGI Series A and Series C common stock on February 16, 2010. The decision by the compensation committee to settle the final three installments of each earned award with restricted plan shares represented a modification that resulted in the reclassification of this portion of the earned awards from a liability to equity during the first quarter of 2010.

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

During 2010, the compensation committee approved the grant to our executive officers and certain key employees of a total of 692,678 LGI Series A PSUs and 692,678 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2010 PSUs) was January 1, 2010 to December 31, 2011. The final performance target as adjusted by the compensation committee was the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 6% for the two-year performance period, determined by comparing 2011 Adjusted OCF to 2009 Adjusted OCF (each as defined in the grant agreement). In February 2012, the compensation committee determined that an OCF CAGR of 5.7% was achieved with respect to the 2010 PSUs, resulting in award recipients earning approximately 87.5% of their 2010 PSUs. One-half of the earned 2010 PSUs vested on March 31, 2012 and the balance vested on September 30, 2012.

During 2011, the compensation committee approved the grant to our executive officers and certain key employees of a total of 513,268 LGI Series A PSUs and 513,268 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2011 PSUs) is January 1, 2011 to December 31, 2012. The performance target selected by the committee is the achievement of a Target OCF CAGR (as defined in the grant agreement) of approximately 4.5% for the two-year performance period, determined by comparing 2012 Adjusted OCF to 2010 Adjusted OCF (each as defined in the grant agreement), and subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the Target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2011 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2011 PSUs were originally scheduled to vest on March 31, 2013 and the remaining 2011 PSUs were originally scheduled to vest on September 30, 2013. On December 31,

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

2012, the compensation committee certified that the base performance objective for the two-year performance period had been achieved and approved (i) the acceleration of the vesting of 173,612 of the then outstanding 2011 PSUs from March 31, 2013 to December 31, 2012 and (ii) the issuance of 173,622 restricted stock awards with a vesting date of September 30, 2013 in exchange for a corresponding number of the 2011 PSUs. The number of the 2011 PSUs that became vested on December 31, 2012, and the number of restricted share awards that were issued on that date, were based on the compensation committee’s preliminary assessment that an OCF CAGR of 5.1% will be achieved with respect to the 2011 PSUs, resulting in an expectation that award recipients will earn approximately 91% of their 2011 PSUs. To the extent that the actual OCF CAGR for the 2011 PSUs differs from the preliminary OCF CAGR, the number of restricted share units issued to each award recipient will be adjusted accordingly. The above changes to the 2011 PSUs did not have a material impact on our stock-based compensation expense during the fourth quarter of 2012.

During 2012, our compensation committee granted to our executive officers and certain key employees a total of 427,960 LGI Series A PSUs and 427,960 LGI Series C PSUs pursuant to the LGI Incentive Plan. Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting. The performance period for these PSUs (the 2012 PSUs) is January 1, 2012 to December 31, 2013. As the performance measure, the compensation committee selected the OCF CAGR from 2011 to 2013, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2011 actual results to those reflected in our then existing long-range plan for 2013. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2012 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2012 PSUs will vest on March 31, 2014 and the balance will vest on September 30, 2014. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2012 PSUs.

Compensation expense attributable to the 2012, 2011 and 2010 PSUs is recognized over the requisite service period of the awards.

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

Only non-employee members of our board of directors are eligible to receive awards under the LGI Directors Incentive Plan. The maximum number of shares of our common stock with respect to which awards may be issued under the LGI Directors Incentive Plan is 10 million, subject to anti-dilution and other adjustment provisions, of which no more than five million shares may consist of LGI Series B common stock. Shares of our common stock issuable pursuant to awards made under the LGI Directors Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards (other than restricted shares and restricted share units) issued prior to June 2005 under the LGI Directors Incentive Plan vested on the first anniversary of the grant date and expire 10 years after the grant date. Awards (other than restricted shares and restricted share units) issued after June 2005 under the LGI Directors Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire 10 years after the grant date. Restricted shares and restricted share units vest on the date of the first annual meeting of stockholders following the grant date. The LGI Directors Incentive Plan had 8,950,026 shares available for grant as of December 31, 2012. These shares may be awarded at or above fair value in any series of stock, except that no more than five million shares may be awarded in LGI Series B common stock.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

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

Stock Award Activity - LGI Common Stock

The following tables summarize the stock award activity during the year ended December 31, 2012 with respect to LGI common stock:

Options — LGI Series A common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,583,387	$23.07
Granted	41,159	$49.37
Exercised	(819,929)	$21.61
Outstanding at December 31, 2012	804,617	$25.90	3.4	$29.8
Exercisable at December 31, 2012	727,989	$23.89	2.8	$28.4

Options — LGI Series C common stock	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	1,534,739	$21.95
Granted	42,639	$47.66
Exercised	(734,607)	$20.43
Outstanding at December 31, 2012	842,771	$24.59	3.3	$28.8
Exercisable at December 31, 2012	763,238	$22.64	2.7	$27.6

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

SARs — LGI Series A common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,694,198	$29.31
Granted	1,175,280	$50.09
Forfeited	(168,549)	$34.52
Exercised	(939,592)	$23.84
Outstanding at December 31, 2012	3,761,337	$36.94	4.8	$97.2
Exercisable at December 31, 2012	1,449,435	$29.25	3.9	$48.2

SARs — LGI Series C common stock	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,671,981	$28.43
Granted	1,175,280	$48.27
Forfeited	(168,313)	$33.37
Exercised	(892,194)	$23.30
Outstanding at December 31, 2012	3,786,754	$35.58	4.8	$87.2
Exercisable at December 31, 2012	1,474,940	$28.22	3.8	$44.4

Restricted shares and share units — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,486	$30.34
Granted	164,838	$50.05
Forfeited	(24,993)	$34.51
Released from restrictions	(221,323)	$29.27
Outstanding at December 31, 2012	332,008	$40.53	2.3

Restricted shares and share units — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	413,665	$29.37
Granted	165,072	$48.23
Forfeited	(24,993)	$33.39
Released from restrictions	(221,443)	$28.33
Outstanding at December 31, 2012	332,301	$39.13	2.3

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

PSUs — LGI Series A common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.95
Granted	427,960	$51.24
Performance adjustment	(87,535)	$30.59
Forfeited	(49,512)	$42.55
Released from restrictions	(581,121)	$30.00
Outstanding at December 31, 2012	759,585	$46.54	1.3

PSUs — LGI Series C common stock	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2012	1,049,793	$33.03
Granted	427,960	$49.12
Performance adjustment	(87,535)	$29.98
Forfeited	(49,512)	$40.91
Released from restrictions	(581,121)	$29.44
Outstanding at December 31, 2012	759,585	$44.68	1.3

At December 31, 2012, total SARs outstanding included 12,208 LGI Series A common stock capped SARs and 12,208 LGI Series C common stock capped SARs, all of which were exercisable. The holder of an LGI Series A common stock capped SAR will receive the difference between $6.84 and the lesser of $10.90 or the market price of LGI Series A common stock on the date of exercise. The holder of an LGI Series C common stock capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of LGI Series C common stock on the date of exercise.

Stock Incentive Plans - Telenet Common Stock

Telenet Employee Share Purchase Plan

In February 2011, Telenet’s Board of Directors offered to all of Telenet’s employees the opportunity to purchase new shares of Telenet under the terms of an Employee Share Purchase Plan (the ESPP) at a discount of 16.67% to the average share price over the 30 days preceding March 24, 2011. Based on the average share price of €31.65 ($41.77) during this 30-day period, the shares were offered to employees at a subscription price per share of €26.38 ($34.82). As the shares acquired by employees in March 2011 were fully vested, the stock-based compensation related to these shares of $3.3 million was charged to expense during the three months ended March 31, 2011. Cash proceeds from the issuance of these shares in the amount of €9.0 million ($11.9 million) were received in April 2011.

Telenet Stock Option Plans

General. During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its stock option plans to provide for anti-dilution adjustments in connection with the capital distributions that, as further described in note 11, were approved by Telenet shareholders on April 25, 2012 and April 27, 2011, respectively. These anti-dilution adjustments, which were finalized in August 2012 and July 2011, respectively, provided for increases in the number of options outstanding and proportionate reductions to the option exercise prices such that the fair value of the options outstanding before and after the distributions remained the same for all option holders. In connection with these anti-dilution adjustments, Telenet recognized stock-based compensation expense

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

of $12.6 million and $15.8 million during the second quarters of 2012 and 2011, respectively, and continues to recognize additional stock-based compensation as the underlying options vest.

Telenet Specific Stock Option Plan. Telenet has granted certain stock options to its Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). In February 2012, Telenet set the performance criteria for 259,490 options with an exercise price of €19.50 ($25.74) per option that, subject to achievement of relevant performance criteria, will vest on March 1, 2013. Subject to the determination of applicable performance criteria, Telenet has granted an additional 256,490 options with an exercise price of €20.27 ($26.75) that, subject to achievement of relevant performance criteria, will vest on March 1, 2014. Any options that vest pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. All of the options granted under the Telenet Specific Stock Option Plan have an expiration date of September 4, 2017. The share and per share amounts set forth in this paragraph have been adjusted to reflect the aforementioned anti-dilution adjustments related to Telenet’s 2012 capital distributions, as described above.

The following table summarizes the activity during 2012 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	522,581	€20.19
Granted (a)	232,258	€21.53
Net impact of anti-dilution adjustments related to capital distribution	78,755	€(1.94)
Outstanding at December 31, 2012	833,594	€18.66	4.7	€14.2
Exercisable at December 31, 2012	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the period and does not include options that have been granted subject to the determination of performance criteria. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 32.2%, an expected life of 4.3 years, and a risk-free return of 2.08%. The grant date fair value during 2012 was €11.85 ($15.64).

Telenet Employee Stock Warrant Plans. Telenet has granted warrants to members of senior management under various stock-based compensation plans (the Telenet Employee Stock Warrant Plans). Each warrant provides the employee with the option to acquire a new ordinary share of Telenet at a specified exercise price. The maximum aggregate number of shares authorized for issuance as of December 31, 2012 under the Telenet Employee Stock Warrant Plans was 1,595,300. Warrants generally vest at a rate of 6.25% per quarter over four years and expire on dates ranging from March 2013 to August 2016.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The following table summarizes the activity during 2012 related to the Telenet Employee Stock Warrant Plans:

Warrants — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2012	3,884,259	€14.98
Forfeited	(50,337)	€19.86
Exercised	(994,730)	€12.82
Net impact of anti-dilution adjustments related to capital distribution	346,517	€(1.45)
Outstanding at December 31, 2012	3,185,709	€13.95	2.0	€69.1
Exercisable at December 31, 2012	2,177,883	€12.50	1.7	€50.4

(13)    Related-Party Transactions

Our related-party transactions are as follows:

	Year ended December 31,
	2012	2011	2010
	in millions
Continuing operations:
Revenue earned from related parties (a)	$16.9	$22.0	$30.0
Operating expenses charged by related parties (b)	$39.3	$37.6	$32.5
Discontinued operations:
Net expenses charged by related parties:
Austar (c)	$3.1	$7.7	$5.0
J:COM Disposal Group (d)	$—	$—	$9.4
Capital lease additions - related parties (e)	$—	$—	$25.5
_______________

(a)	Amounts consist of revenue derived from our equity method affiliates, primarily related to management and advisory services, programming license fees and construction and network maintenance services.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(c)
Amounts represent the net of (i) programming costs charged to Austar by its equity method affiliate and (ii) reimbursements charged by Austar for marketing and director fees incurred on behalf of its equity method affiliate.

(d)
Amounts consist primarily of (i) operating expenses for programming, billing system, program guide and other services provided to J:COM by its and Sumitomo’s affiliates (ii) SG&A expenses for management, rental and IT support services provided by Sumitomo to J:COM and (iii) interest expense, primarily related to assets leased from certain Sumitomo entities. These amounts are shown net of revenue related to programming services provided to certain J:COM affiliates and distribution fee revenue from a subsidiary of Sumitomo.

(e)	Represents capital leases for customer premises equipment, various office equipment and vehicles from certain subsidiaries and affiliates of Sumitomo.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(14)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2012 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2012	$7.2	$3.6	$17.6	$28.4
Restructuring charges	52.2	1.6	(1.8)	52.0
Cash paid	(20.9)	(1.3)	(2.8)	(25.0)
Foreign currency translation adjustments	1.2	0.1	0.1	1.4
Restructuring liability as of December 31, 2012	$39.7	$4.0	$13.1	$56.8

Short-term portion	$39.6	$2.1	$3.2	$44.9
Long-term portion	0.1	1.9	9.9	11.9
Total	$39.7	$4.0	$13.1	$56.8
Our 2012 restructuring charges for employee severance and termination costs relate to reorganization and integration activities, primarily in Germany.

A summary of changes in our restructuring liabilities during 2011 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Other	Total
	in millions

Restructuring liability as of January 1, 2011	$8.3	$5.2	$22.6	$0.1	$36.2
Restructuring charges	20.4	0.3	(2.2)	—	18.5
Cash paid	(21.6)	(1.8)	(2.1)	(0.1)	(25.6)
Foreign currency translation adjustments	0.1	(0.1)	(0.7)	—	(0.7)
Restructuring liability as of December 31, 2011	$7.2	$3.6	$17.6	$—	$28.4

Short-term portion	$7.0	$0.7	$3.4	$—	$11.1
Long-term portion	0.2	2.9	14.2	—	17.3
Total	$7.2	$3.6	$17.6	$—	$28.4
Our 2011 restructuring charges for employee severance and termination costs relate to reorganization and integration activities, primarily in Europe and Chile.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

A summary of changes in our restructuring liabilities during 2010 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Other	Total
	in millions

Restructuring liability as of January 1, 2010	$6.6	$9.4	$8.5	$—	$24.5
Restructuring charges	16.3	0.2	23.0	8.9	48.4
Cash paid	(14.0)	(4.0)	(9.2)	(9.2)	(36.4)
Other	(0.4)	0.3	0.1	—	—
Foreign currency translation adjustments	(0.2)	(0.7)	0.2	0.4	(0.3)
Restructuring liability as of December 31, 2010	$8.3	$5.2	$22.6	$0.1	$36.2

Short-term portion	$8.0	$2.1	$2.7	$0.1	$12.9
Long-term portion	0.3	3.1	19.9	—	23.3
Total	$8.3	$5.2	$22.6	$0.1	$36.2
Our 2010 restructuring charges include (i) $17.2 million, representing the estimated additional amounts associated with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia and (ii) $16.4 million, representing dish-turning and duplicate satellite costs incurred in connection with the migration of the UPC/Unity Division’s DTH operations in the Czech Republic, Hungary and Slovakia to a new satellite. Our 2010 restructuring charges for employee severance and termination costs relate to reorganization and integration activities, primarily in Europe.

(15)    Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	LGI stockholders
	Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Pension related adjustments	Accumulated other comprehensive earnings	Non-controlling interests	Total accumulated other comprehensive earnings
	in millions

Balance at January 1, 2010	$1,292.1	$(4.2)	$11.1	$1,299.0	$304.1	$1,603.1
Sale of J:COM Disposal Group	—	—	—	—	(373.7)	(373.7)
Other comprehensive earnings	142.6	2.9	(4.2)	141.3	67.5	208.8
Balance at December 31, 2010	1,434.7	(1.3)	6.9	1,440.3	(2.1)	1,438.2
Other comprehensive earnings	95.0	(9.2)	(16.6)	69.2	(21.0)	48.2
Balance at December 31, 2011	1,529.7	(10.5)	(9.7)	1,509.5	(23.1)	1,486.4
Sale of Austar	—	—	—	—	60.1	60.1
Other comprehensive earnings	74.4	10.5	6.1	91.0	0.3	91.3
Balance at December 31, 2012	$1,604.1	$—	$(3.6)	$1,600.5	$37.3	$1,637.8

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The components of other comprehensive earnings, net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings, net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2012:
Foreign currency translation adjustments	$76.0	$(0.6)	$75.4
Cash flow hedges	15.1	(4.6)	10.5
Pension related adjustments	6.0	(0.6)	5.4
Other comprehensive earnings	97.1	(5.8)	91.3
Other comprehensive loss attributable to noncontrolling interests (a)	0.1	(0.4)	(0.3)
Other comprehensive earnings attributable to LGI stockholders	$97.2	$(6.2)	$91.0

Year ended December 31, 2011:
Foreign currency translation adjustments	$82.3	$0.9	$83.2
Cash flow hedges	(24.8)	7.6	(17.2)
Pension related adjustments	(22.2)	4.4	(17.8)
Other comprehensive earnings	35.3	12.9	48.2
Other comprehensive earnings attributable to noncontrolling interests (a)	25.0	(4.0)	21.0
Other comprehensive earnings attributable to LGI stockholders	$60.3	$8.9	$69.2

Year ended December 31, 2010:
Foreign currency translation adjustments	$219.4	$(8.8)	$210.6
Cash flow hedges	2.3	0.6	2.9
Pension related adjustments	(5.3)	0.6	(4.7)
Other comprehensive earnings	216.4	(7.6)	208.8
Other comprehensive loss attributable to noncontrolling interests (a)	(67.0)	(0.5)	(67.5)
Other comprehensive earnings attributable to LGI stockholders	$149.4	$(8.1)	$141.3
 _______________

(a)	Amounts primarily represent the noncontrolling interest owners’ share of our foreign currency translation adjustments.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of December 31, 2012, the U.S. dollar equivalents (based on December 31, 2012 exchange rates) of such commitments that are not reflected in our consolidated balance sheet are as follows:

	Payments due during:
	2013	2014	2015	2016	2017	Thereafter	Total
	in millions
Continuing operations:
Operating leases	$183.7	$138.4	$126.2	$104.8	$91.5	$365.9	$1,010.5
Programming obligations	310.0	161.3	81.9	50.0	42.3	0.5	646.0
Other commitments	764.1	248.8	201.5	160.6	118.2	1,317.4	2,810.6
Total	$1,257.8	$548.5	$409.6	$315.4	$252.0	$1,683.8	$4,467.1

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2012, 2011 and 2010, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,055.7 million, $965.3 million and $824.3 million, respectively (including intercompany charges that eliminate in consolidation of $77.2 million, $78.9 million and $73.3 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $111.5 million, $115.9 million and $102.0 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2017, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) satellite commitments associated with satellite carriage services provided to our company and (v) commitments associated with our mobile virtual network operator (MVNO) agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements (including with respect to the merger agreement we entered into with Virgin Media Inc. subsequent to December 31, 2012, as described in note 19) or tender offers (including with respect to the LGI Telenet Tender, as described in note 11) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2012, 2011 and 2010, see note 6.

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

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Rental expense of our continuing operations under non-cancelable operating lease arrangements amounted to $204.5 million, $178.4 million and $167.4 million in 2012, 2011 and 2010, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense of our continuing operations for matching contributions under the various defined contribution employee benefit plans was $27.6 million, $25.2 million and $21.4 million in 2012, 2011 and 2010, respectively.

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

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals in Amsterdam gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the decision of the Court of Appeals in Amsterdam in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs’ conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear whether the Cignal shareholders will request the Court of Appeals in The Hague to render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court’s April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. The parties have filed their written submissions with the Dutch Supreme Court and a judgment is expected sometime in 2013.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss (exclusive of legal costs, which are expensed as incurred) that we would incur upon an unfavorable outcome in the 2002 and 2006 Cignal Actions. The provision for this loss (all of which is uninsured) was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision was not binding with respect to the 2006 Cignal Action. Notwithstanding (i) the April 9, 2010 Dutch Supreme Court decision in the 2002 Cignal Action and (ii) the September 6, 2011 decision of the Court of Appeals in Amsterdam in the 2006 Cignal Action, we do not anticipate reversing the provision until such time as the final disposition of this matter has been reached.

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. A ruling by the European Court of Justice should not be expected before the end of 2013. Following the ruling of the European Court of Justice, the annulment cases will be resumed with the Belgian Council of State. The Belgian Council of State will be required to follow the interpretation given by the European Court of Justice to the points of EU law in its preliminary ruling.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($26.4 million). In light of the fact that Belgacom has not quantified the amount

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Netherlands Regulatory Developments. In December 2011, the Dutch National Regulatory Authority (OPTA) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for regulation of that market. This final assessment is not open for appeal, as confirmed by the Dutch Supreme Administrative Court on June 18, 2012. As a result, no new regulations relating to the television market may be proposed without a new analysis. On December 22, 2011, referring to its final assessment of the television market, OPTA rejected previously filed requests from a number of providers to perform a new market analysis of the television market. This decision by OPTA was appealed by such providers to the Dutch Supreme Administrative Court. On November 5, 2012, the Dutch Supreme Administrative Court rejected the appeals against OPTA’s decision.

In May 2012, the Dutch Senate adopted laws that (i) provide the power to OPTA to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise a new introduced resale by law obligation and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. We agree with the EU that the new laws pertaining to resale are contrary to EU law and we, along with other market participants, will contest their application. We have received requests under the new Commissariaat voor de Media resale regulation and are in early negotiations.  We cannot predict the outcome of these negotiations nor whether or when we will begin selling our television services in the Netherlands pursuant to the new resale regulation. In this regard, any implementation of a resale regime would likely take several months or more and, if implemented, its application may strengthen our competitors by granting them resale access to our network to offer competing products and services notwithstanding our substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to our competitors could (i) limit the bandwidth available to us to provide new or expanded products and services to the customers served by our network and (ii) adversely impact our ability to maintain or increase our revenue and cash flows. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities and is subject to challenge by market participants. It is unclear therefore what its impact on our business and the industry in general will be at this stage, if any.

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

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at ‘’retail minus’’ of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at ‘’retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. The reference offers are subject to an approval process that includes a national consultation and a notification to the European Commission before final approval by the Belgium Regulatory Authorities can occur. The final approval of the reference offers by the Belgium Regulatory Authorities is expected to occur during the first half of 2013. The July 2011 Decision provides that the regulated wholesale services must be available six months after the approval of the reference offers.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection, Telenet will be required to begin the process of implementing its reference offers as soon as such reference offers are approved by the Belgium Regulatory Authorities. A final ruling on the merits can be expected during the first quarter of 2014. There can be no certainty that Telenet’s appeals will be successful. Accordingly, one or more of these regulatory obligations could be upheld, in present or modified form.

The July 2011 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities, the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH, an operating subsidiary of Deutsche Telekom, in which Unitymedia KabelBW argues that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland GmbH in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fee (approximately €76 million ($100 million) for 2012) by approximately two thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi Universal S.A., et. al. (SDNY). The predecessor of LGI was a subsidiary of Liberty Media through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 9, 2013, following a jury trial, the court entered an order directing the parties to submit a final judgment in favor of the plaintiffs in the amount of €765 million ($1,010 million), plus prejudgment interest from December 16, 2001. Vivendi Universal S.A. has announced its intention to appeal the jury’s verdict in this matter. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. Liberty Puerto Rico, as the surviving entity in the Puerto Rico Transaction, is a party to certain lawsuits previously asserted against OneLink, including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. Given, among other matters, that discovery has not yet been completed, we are not in a position to reasonably estimate the range of loss that might be incurred by Liberty Puerto Rico in the event of an unfavorable outcome in this matter.

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
December 31, 2012, 2011 and 2010

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

Beginning in the fourth quarter of 2012, the management responsibility for certain of our operations in Switzerland was transferred to our Austrian operations and, accordingly, such operations are now reported within our Other Western Europe segment. Segment information for all periods presented has been retrospectively revised to reflect this change. Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	UPC/Unity Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR Group (Chile)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. Most reportable segments also provide business-to-business (B2B) services. At December 31, 2012, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH”. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services in Belgium. In Chile, the VTR Group includes VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services primarily in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Year ended December 31,
	2012		2011		2010
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
UPC/Unity Division:
Germany	$2,311.0	$1,364.3	$1,450.0	$863.7	$1,146.6	$659.8
The Netherlands	1,229.1	737.1	1,273.4	755.3	1,156.8	673.9
Switzerland	1,259.8	717.9	1,282.6	721.9	1,067.6	588.2
Other Western Europe	848.4	407.7	893.3	418.7	829.5	383.2
Total Western Europe	5,648.3	3,227.0	4,899.3	2,759.6	4,200.5	2,305.1
Central and Eastern Europe	1,115.7	555.1	1,122.5	548.0	1,001.5	496.8
Central and other	115.7	(163.1)	122.7	(140.5)	108.6	(120.3)
Total UPC/Unity Division	6,879.7	3,619.0	6,144.5	3,167.1	5,310.6	2,681.6
Telenet (Belgium)	1,918.0	940.7	1,918.5	967.0	1,727.2	872.8
VTR Group (Chile)	940.6	314.2	889.0	341.2	798.2	327.7
Corporate and other	655.8	(4.3)	645.2	7.0	608.6	(0.4)
Intersegment eliminations	(83.3)	—	(86.4)	—	(80.4)	—
Total	$10,310.8	$4,869.6	$9,510.8	$4,482.3	$8,364.2	$3,881.7

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Year ended December 31,
	2012	2011	2010
	in millions
Total segment operating cash flow from continuing operations	$4,869.6	$4,482.3	$3,881.7
Stock-based compensation expense	(112.4)	(131.3)	(111.0)
Depreciation and amortization	(2,691.1)	(2,457.0)	(2,251.5)
Impairment, restructuring and other operating items, net	(83.0)	(75.6)	(125.6)
Operating income	1,983.1	1,818.4	1,393.6
Interest expense	(1,677.4)	(1,455.2)	(1,283.6)
Interest and dividend income	42.3	73.2	36.2
Realized and unrealized losses on derivative instruments, net	(1,069.9)	(60.4)	(1,152.3)
Foreign currency transaction gains (losses), net	436.3	(572.6)	(237.1)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(29.9)	(155.1)	127.8
Losses on debt modification, extinguishment and conversion, net	(215.8)	(218.4)	(29.8)
Gains due to changes in ownership	52.5	—	—
Other expense, net	(4.5)	(5.7)	(5.4)
Loss from continuing operations before income taxes	$(483.3)	$(575.8)	$(1,150.6)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2012	2011	2012	2011
	in millions
UPC/Unity Division:
Germany	$10,626.4	$10,681.4	$10,960.2	$11,105.6
The Netherlands	2,378.3	2,323.4	2,676.6	2,581.9
Switzerland	4,685.6	4,634.4	5,032.9	5,052.0
Other Western Europe	1,886.9	1,893.4	1,952.7	1,962.9
Total Western Europe	19,577.2	19,532.6	20,622.4	20,702.4
Central and Eastern Europe	2,866.1	2,744.2	3,002.5	2,860.0
Central and other	365.3	298.5	1,549.4	1,685.7
Total UPC/Unity Division	22,808.6	22,575.3	25,174.3	25,248.1
Telenet (Belgium)	4,617.8	4,583.6	6,243.1	5,424.1
VTR Group (Chile)	1,363.3	1,220.8	1,680.3	1,451.6
Corporate and other	1,665.0	785.3	5,210.0	3,239.7
Total - continuing operations	30,454.7	29,165.0	38,307.7	35,363.5
Discontinued operation (a)	—	770.1	—	1,045.7
Total	$30,454.7	$29,935.1	$38,307.7	$36,409.2
______________

(a)	The December 31, 2011 amount represents the long-lived assets and total assets of Austar.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 8.

	Year ended December 31,
	2012	2011	2010
	in millions
UPC/Unity Division:
Germany	$559.5	$371.0	$286.5
The Netherlands	221.8	231.8	164.2
Switzerland	222.2	235.2	211.9
Other Western Europe	145.1	193.7	197.9
Total Western Europe	1,148.6	1,031.7	860.5
Central and Eastern Europe	227.6	201.2	204.3
Central and other	165.4	177.8	108.8
Total UPC/Unity Division	1,541.6	1,410.7	1,173.6
Telenet (Belgium)	440.0	413.3	372.4
VTR Group (Chile)	243.4	270.8	177.2
Corporate and other	49.1	36.8	42.5
Property and equipment additions	2,274.1	2,131.6	1,765.7
Assets acquired under capital-related vendor financing arrangements	(246.5)	(101.4)	—
Assets acquired under capital leases	(63.1)	(38.2)	(35.2)
Changes in current liabilities related to capital expenditures	(80.9)	(65.0)	(40.0)
Total capital expenditures	$1,883.6	$1,927.0	$1,690.5

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2012	2011 (a)	2010 (a)
	in millions
Subscription revenue (b):
Video	$4,647.6	$4,407.0	$3,916.0
Broadband internet	2,438.3	2,243.2	1,942.9
Telephony	1,523.1	1,303.6	1,137.1
Total subscription revenue	8,609.0	7,953.8	6,996.0
Other revenue (c)	1,701.8	1,557.0	1,368.2
Total	$10,310.8	$9,510.8	$8,364.2
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
December 31, 2012, 2011 and 2010

(b)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(c)	Other revenue includes non-subscription revenue (including B2B, interconnect, carriage fee, mobile services and installation revenue) and programming revenue.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2012	2011	2010
	in millions
UPC/Unity Division:
Germany	$2,311.0	$1,450.0	$1,146.6
The Netherlands	1,229.1	1,273.4	1,156.8
Switzerland	1,259.8	1,282.6	1,067.6
Austria	422.0	463.1	458.2
Ireland	426.4	430.2	371.3
Poland	450.0	390.7	316.3
Hungary	248.2	270.9	251.7
The Czech Republic	226.5	251.9	225.3
Romania	130.0	143.5	147.5
Slovakia	61.0	65.5	60.7
Other (a)	115.7	122.7	108.6
Total UPC/Unity Division	6,879.7	6,144.5	5,310.6
Belgium	1,918.0	1,918.5	1,727.2
Chellomedia:
Poland	111.8	118.6	111.7
The Netherlands	105.8	108.4	111.8
Spain	67.2	73.2	65.8
Hungary	59.8	66.8	49.6
Other (b)	169.4	165.3	156.6
Total Chellomedia	514.0	532.3	495.5
Chile	940.6	889.0	798.2
Other (c)	141.8	112.9	113.1
Intersegment eliminations	(83.3)	(86.4)	(80.4)
Total	$10,310.8	$9,510.8	$8,364.2
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia’s other geographic segments are located primarily in Latin America, the United Kingdom, Portugal, the Czech Republic, Romania, Slovakia and Italy.

(c)	Primarily represents a less significant operating segment that provides broadband communications in Puerto Rico.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2012	2011
	in millions
UPC/Unity Division:
Germany	$10,626.4	$10,681.4
The Netherlands	2,378.3	2,323.4
Switzerland	4,685.6	4,634.4
Austria	1,149.7	1,142.5
Ireland	737.2	750.9
Poland	1,172.9	1,086.7
Hungary	623.1	561.6
The Czech Republic	740.7	762.5
Romania	200.3	205.9
Slovakia	129.1	127.5
Other (a)	365.3	298.5
Total UPC/Unity Division	22,808.6	22,575.3
Belgium	4,617.8	4,583.6
Chellomedia:
Spain	107.2	109.8
Hungary	97.7	98.4
United Kingdom	97.7	80.8
Latin America	83.9	0.7
The Netherlands	31.8	32.3
The Czech Republic	28.3	28.2
Poland	2.2	1.8
Total Chellomedia	448.8	352.0
Chile	1,363.3	1,220.8
U.S. (b)	32.7	56.9
Other (c)	1,183.5	376.4
Total - continuing operations	30,454.7	29,165.0
Discontinued operation (d)	—	770.1
Total	$30,454.7	$29,935.1
_______________

(a)	Primarily represents long-lived assets of the UPC/Unity Division’s central operations, which are located in the Netherlands.

(b)	Primarily represents the assets of our corporate category.

(c)	Primarily represents a less significant operating segment that provides broadband communications in Puerto Rico.

(d)	The December 31, 2011 amount represents the long-lived assets of Austar.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(18)    Quarterly Financial Information (Unaudited)

	2012
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$2,537.0	$2,524.5	$2,519.1	$2,730.2
Operating income	$494.3	$479.0	$509.1	$500.7
Net earnings (loss) attributable to LGI stockholders	$(25.1)	$701.6	$(22.4)	$(331.3)
Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2)	$(0.09)	$2.60	$(0.08)	$(1.27)

	2011
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$2,257.9	$2,429.6	$2,418.8	$2,404.5
Operating income	$432.9	$494.2	$483.2	$408.1
Net earnings (loss) attributable to LGI stockholders	$342.4	$(347.0)	$(333.1)	$(435.0)
Earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 2):
Basic	$1.42	$(1.37)	$(1.18)	$(1.58)
Diluted	$1.22	$(1.37)	$(1.18)	$(1.58)

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

(19)    Subsequent Events

Pending Acquisition of Virgin Media

On February 5, 2013, we entered into an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media Inc. (Virgin Media) and certain of our subsidiaries, pursuant to which we will acquire Virgin Media in a stock and cash merger (the Virgin Media Acquisition). Virgin Media is one of the United Kingdom’s largest providers of residential broadband internet, video and fixed-line telephony services in terms of number of customers.

Subject to the terms and conditions of the Virgin Media Merger Agreement, which has been approved unanimously by both our and Virgin Media’s board of directors:

•
each share of common stock, par value $0.01 per share, of Virgin Media will be converted into the right to receive (i) 0.2582 Class A ordinary shares of a new public limited company organized under the laws of the United Kingdom (UK Holdco), (ii) 0.1928 Class C ordinary shares of UK Holdco and (iii) $17.50 in cash; and

•
each share of Series A common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class A ordinary share of UK Holdco, each share of Series B common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class B ordinary share of UK Holdco, and each share of Series C common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class C ordinary share of UK Holdco.

Each Class A ordinary share of UK Holdco will be entitled to one vote per share, each Class B ordinary share of UK Holdco will be entitled to ten votes per share and each Class C ordinary share of UK Holdco will be issued without voting rights. As of January 31, 2013, there were approximately 269.3 million shares of Virgin Media common stock outstanding, 16.0 million shares of Virgin Media common stock underlying outstanding Virgin Media share awards and 52.0 million shares of Virgin Media common stock issuable upon conversion of outstanding Virgin Media convertible debt (excluding any shares issuable as a result of the make-whole premium provision of such convertible debt).

Consummation of the Virgin Media Acquisition is subject to customary conditions, including (i) regulatory and antitrust approvals, including the European Commission and competition authorities, (ii) the adoption of the merger agreement by the stockholders of LGI and Virgin Media and (iii) the approval of the shares of UK Holdco being listed for quotation on the NASDAQ Global Select Market. Under the Virgin Media Merger Agreement, we have agreed, among other things, to certain covenants that may place certain restrictions on us and our subsidiaries, none of which restrictions are expected to have a material adverse impact on our business or operations.

The cash component of the consideration for the Virgin Media Acquisition will be funded through a combination of (i) available liquidity of LGI and Virgin Media and (ii) debt financing. In connection with the execution of the Virgin Media Merger Agreement, we entered into the following financing arrangements:

•
The commitment of various financial institutions to provide certain subsidiaries of Virgin Media a senior credit facility (the Virgin Media Credit Facility) that will be entered into on or around the date that the Virgin Media Acquisition is completed. The Virgin Media Credit Facility will be comprised of (i) a £375.0 million ($607.1 million) sterling-denominated Term Loan A, (ii) a £600.0 million ($971.3 million) sterling-denominated Term Loan B and (iii) a $2,755.0 million U.S. dollar-denominated Term Loan B (VM TLB). In addition, the Virgin Media Credit Facility will provide for a £250.0 million ($404.7 million) revolving credit facility;

•
The issuance of (i) $1.0 billion 5.375% Senior Secured Notes due 2021 (the VM Dollar Senior Secured Notes) and £1.1 billion ($1.8 billion) 6.0% Senior Secured Notes due 2021 (the VM Sterling Senior Secured Notes and, together with the VM Dollar Senior Secured Notes, the VM Senior Secured Notes) and (ii) $530.0 million 6.375% Senior Notes due 2023 (the VM Dollar Senior Notes) and £250.0 million ($404.7 million) 7.0% Senior Notes due 2023 (the VM Sterling Senior Notes and, together with the VM Dollar Senior Notes, the VM Senior Notes). The VM Senior Secured Notes were issued by Lynx I Corp. (Lynx I or any successor company, the VM Senior Secured Notes Issuer) and the VM Senior Notes were issued by Lynx II Corp. (Lynx II or any successor company, the VM Senior Notes Issuer), both of which are subsidiaries of LGI. It is contemplated that the VM Senior Secured Notes and the VM Senior Notes will be pushed down to a Virgin Media successor company in connection with the closing of the Virgin Media Acquisition (the Debt Pushdown); and

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

•
The expected rollover of Virgin Media’s existing $2.4 billion (equivalent) Senior Secured Notes due 2018 (the VM 2018 Notes) and $905.9 million (equivalent) Senior Notes due 2019 (the VM 2019 Notes). In this respect, Virgin Media has commenced consent solicitations (Consent Solicitations) pursuant to which Virgin Media is seeking consents from holders of the VM 2018 Notes and the VM 2019 Notes to (i) waive its obligations under the respective indentures governing the VM 2018 Notes and the VM 2019 Notes to offer to repurchase such notes upon completion of the Virgin Media Acquisition, which transaction represents a “Change of Control” event under such indentures (the Change of Control Repurchase Offers), and (ii) make certain other amendments to the respective indentures. In the case that such Consent Solicitations are not successful, we have a commitment from certain financial institutions that provides for a senior secured bridge facility in an aggregate amount of £1.5 billion ($2.4 billion) and a senior notes bridge facility in an aggregate amount of £567.0 million ($917.9 million) that would be used following the Virgin Media Acquisition to fund the purchase of the VM 2018 Notes and the VM 2019 Notes tendered as a result of the Change of Control Repurchase Offers, as applicable.

In addition, a Consent Solicitation to waive the Change of Control offer obligation and make certain other amendments to the indenture is being sought for Virgin Media’s existing $1.8 billion (equivalent) Senior Secured Notes due 2021 (the VM 2021 Notes). In the case that this Consent Solicitation is not successful, we have sufficient availability under VM TLB to fund any VM 2021 Notes tendered during the change of control repurchase offer for these notes. If consent is obtained, the VM 2021 Notes will remain in place and VM TLB will be reduced by a corresponding amount.

Upon the completion of the offering of the VM Senior Secured Notes and the VM Senior Notes, which is expected to occur on February 22, 2013, the net proceeds thereof (after deducting certain transaction expenses) will be placed into segregated escrow accounts with a trustee, and such proceeds will be released upon closing of the Virgin Media Acquisition. If the Virgin Media Acquisition is not completed by February 4, 2014, then the VM Senior Secured Notes and the VM Senior Notes will be subject to mandatory redemption at (i) 100% of the principal amount thereof if such redemption event occurs on or before November 4, 2013, or (ii) 101% of the principal amount thereof if such redemption event occurs after November 4, 2013, in each case, plus accrued and unpaid interest thereon.
Prior to the consummation of the Virgin Media Acquisition and the Debt Pushdown, the VM Senior Secured Notes will be senior obligations of Lynx I and, upon consummation of the Virgin Media Acquisition and the Debt Pushdown, will become the senior secured obligations of Virgin Media Secured Finance PLC (VM Secured Finance) and will be guaranteed on a senior basis by certain parent and subsidiary guarantors. Prior to the consummation of the Virgin Media Acquisition and the Debt Pushdown, the VM Senior Notes will be senior obligations of Lynx II and, upon consummation of the Virgin Media Acquisition and the Debt Pushdown, will become senior unsecured obligations of Virgin Media Finance PLC (VM Finance) and will be guaranteed on a senior basis by certain parent guarantors and on a senior subordinated basis by certain subsidiary guarantors. VM Secured Finance and VM Finance are subsidiaries of Virgin Media. Following the Debt Pushdown, the VM Senior Secured Notes will be secured by substantially all of the property and assets that secure VM Secured Finance’s existing senior secured notes.

Subject to the circumstances described below, the VM Senior Secured Notes are non-callable until April 15, 2017 and the VM Senior Notes are non-callable until April 15, 2018. At any time prior to April 15, 2017, the VM Senior Secured Notes Issuer may redeem some or all of the VM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to April 15, 2017 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 50 basis points. At any time prior to April 15, 2018, the VM Senior Notes Issuer may redeem some or all of the VM Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to April 15, 2018 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 50 basis points.

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The VM Senior Secured Notes Issuer may redeem some or all of the VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set forth below:

	Redemption price
Year	VM Dollar Senior Secured Notes	VM Sterling Senior Secured Notes

2017	102.688%	103.000%
2018	101.344%	101.500%
2019 and thereafter	100.000%	100.000%

The VM Senior Notes Issuer may redeem some or all of the VM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set forth below:

	Redemption price
Year	VM Dollar Senior Notes	VM Sterling Senior Notes

2018	103.188%	103.500%
2019	102.125%	102.333%
2020	101.063%	101.667%
2021 and thereafter	100.000%	100.000%

In addition, at any time prior to April 15, 2016, the VM Senior Secured Notes Issuer and the VM Senior Notes Issuer may redeem up to 40% of the VM Senior Secured Notes and the VM Senior Notes, respectively, at redemption prices of 105.375% in the case of the VM Dollar Senior Secured Notes, 106.000% in the case of the VM Sterling Senior Secured Notes, 106.375% in the case of the VM Dollar Senior Notes and 107.000% in the case of the VM Sterling Senior Notes, with the net proceeds from one or more specified equity offerings. Further, the VM Senior Secured Notes Issuer and the VM Senior Notes Issuer may redeem all, but not less than all, of the VM Senior Secured Notes and the VM Senior Notes, respectively, at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law.

Telenet Shareholder Disbursement

On February 11, 2013, Telenet announced that its board of directors will propose (i) a shareholder disbursement of €900.0 million ($1,187.8 million), representing €7.90 ($10.43) per share based on Telenet’s outstanding shares as of that date, and (ii) a share repurchase program of up to €50.0 million ($66.0 million). Our share of the shareholder disbursement, the final form of which has not yet been determined, would be €524.1 million ($691.7 million) based on the number of shares we owned after the February 1, 2013 completion of the LGI Telenet Tender. The shareholder disbursement is expected to occur after Telenet’s annual meeting of its shareholders on April 24, 2013.

Binan Facility Agreement

On February 5, 2013, Binan entered into a facility agreement (the Binan Facility Agreement) pursuant to which the lender under the Binan Facility Agreement has agreed to make available a term loan facility (the Binan Facility) in an aggregate amount of $740.0 million. All amounts borrowed under the Binan Facility Agreement may be applied for general corporate and working capital purposes of the borrower.

The initial maturity date for the Binan Facility is November 5, 2013 and may be extended for an additional three-month period. The Binan Facility bears interest at a rate of LIBOR plus 2.25% per annum plus any mandatory cost (which is the cost of compliance with reserve asset, liquidity, cash margin, special deposit or other like requirements).

LIBERTY GLOBAL, INC.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2012, 2011 and 2010

The Binan Facility will be secured by a pledge over the current shares of Telenet owned by Binan and will only be drawn if Binan does not receive the proposed shareholder disbursement from Telenet, as described above. The Binan Facility Agreement does not contain any financial covenants.

Unitymedia KabelBW Notes

On January 21, 2013, the UM Senior Secured Notes Issuers issued €500.0 million ($659.9 million) principal amount of 5.125% senior secured notes due January 21, 2023 (the January 2013 UM Senior Secured Notes). The net proceeds from the issuance of the January 2013 UM Senior Secured Notes will be used to redeem a portion of the 2009 UM Euro Senior Secured Notes.

The January 2013 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The January 2013 UM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the indenture.

Subject to the circumstances described below, the January 2013 UM Senior Secured Notes are non-callable until January 21, 2018. At any time prior to January 21, 2018 the UM Senior Secured Notes Issuers may redeem some or all of the January 2013 UM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

The UM Senior Secured Notes Issuers may redeem some or all of the January 2013 UM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on January 21 of the years set forth below:

Year	Redemption Price

2018	102.563%
2019	101.708%
2020	100.854%
2021 and thereafter	100.000%

In addition, at any time prior to January 21, 2016, the UM Senior Secured Notes Issuers may redeem up to 40% of the January 2013 UM Senior Secured Notes (at redemption prices of 105.125%) with the net proceeds from one or more specified equity offerings.

The UM Senior Secured Notes Issuers may redeem all of the January 2013 UM Senior Secured Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If the UM Senior Secured Notes Issuers or certain of Unitymedia KabelBW’s subsidiaries sell certain assets or experience specific changes in control, the UM Senior Secured Notes Issuers must offer to repurchase the January 2013 UM Senior Secured Notes at a redemption price of 101%.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2013.

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
We intend to file our definitive proxy statement for our 2013 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2013.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The capitalized terms used in Item 12 of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its predecessors and subsidiaries. The following table sets forth information as of December 31, 2012 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
LGI Incentive Plan (3):
LGI Series A common stock	3,794,514	$37.31	8,778,271
LGI Series C common stock	3,844,897	$35.84
LGI Directors Incentive Plan (4) (5):
LGI Series A common stock	351,246	$31.23	8,950,026
LGI Series C common stock	355,606	$30.09
The Transitional Plan (5) (6):
LGI Series A common stock	10,487	$17.51	—
LGI Series C common stock	14,839	$16.59
UGC Plans (7):
LGI Series A common stock	409,707	$17.14	—
LGI Series C common stock	414,183	$16.15
Equity compensation plans not approved by security holders:
None	—		—
Totals:
LGI Series A common stock	4,565,954		17,728,297
LGI Series C common stock	4,629,525
 ____________

(1)
This table includes SARs with respect to 3,761,337 and 3,786,754 shares of LGI Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of LGI Series A and Series C common stock at December 31, 2012 and excluding any related tax effects, 1,544,630 and 1,483,472 shares of LGI Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2012. For further information, see note 12 to our consolidated financial statements.

(2)
In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards (including PSUs) with respect to an aggregate of 1,091,593 shares of LGI Series A common stock and 1,091,886 shares of LGI Series C common stock.

III-2

(3)
The LGI Incentive Plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2012, an aggregate of 8,778,271 shares of common stock were available for issuance pursuant to the incentive plan.

(4)
The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of LGI Series B shares), subject to anti-dilution adjustments. As of December 31, 2012, an aggregate of 8,950,026 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than five million shares may consist of LGI Series B shares).

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

LIBERTY GLOBAL, INC.

Dated:	February 13, 2013	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 13, 2013
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 13, 2013
Michael T. Fries

/s/ JOHN P. COLE	Director	February 13, 2013
John P. Cole

/s/ MIRANDA CURTIS	Director	February 13, 2013
Miranda Curtis

/s/ JOHN W. DICK	Director	February 13, 2013
John W. Dick

/s/ PAUL A. GOULD	Director	February 13, 2013
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 13, 2013
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 13, 2013
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 13, 2013
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 13, 2013
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 13, 2013
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	February 13, 2013
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	February 13, 2013
Bernard G. Dvorak	Officer (Principal Accounting Officer)

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-68 of this Annual Report.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -- Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc., Liberty Global, Inc. Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

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
4.4
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360 (the 2011 10-K)).

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

4.10
Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.11
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

4.12
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

4.13
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.14
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

4.15
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.16
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.17
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

4.18
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

4.19
Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.20
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

4.21
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

4.22
Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.23
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.24
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

4.25
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

4.26
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.27
Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the April 2010 8-K).

4.28
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

4.29
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

4.30
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

4.31
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.32
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.33
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

4.34
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.35
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

4.36
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

4.37
Additional Facility AA3 Accession Agreement, dated September 6, 2011, among UPC Financing Partnership as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia as Facility Agent and Security Agent, and UPC Broadband Operations BV as an Additional Facility AA3 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2011 (File No. 000-51360)).

4.38
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the 2011 10-K).

4.39
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the 2011 10-K).

4.40
Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.41
Additional Facility AF Accession Agreement, dated November 21, 2012, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AF Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2012 (File No. 000-51360)).

4.42
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

4.43
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.44
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.45
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

4.46
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

4.47
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

4.48
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

4.49
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

4.50
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

4.51
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

4.52
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

4.53
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2012 8-K)).

4.54
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the March 2012 8-K).

4.55
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the November 5, 2012 10-Q)).

4.56
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the November 5, 2012 10-Q).

4.57
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

4.58
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.59
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.60
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.62 to the 2011 10-K).

4.61
Supplemental Indenture dated as of March 2, 2010, among the guarantors listed therein, UPC Germany GmbH and The Bank of New York, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.63 to the 2011 10-K).

4.62
Supplemental Indenture dated as of August 31, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.64 to the 2011 10-K).

4.63
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

4.64
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.66 to the 2011 10-K).

4.65
Supplemental Indenture dated as of March 2, 2010, between, among others, UPC Germany GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.67 to the 2011 10-K).

4.66
Supplemental Indenture dated as of August 31, 2010, among UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.68 to the 2011 10-K).

4.67
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Secured Exchange Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 2012 8-K)).

4.68
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to the May 2012 8-K).

4.69
Supplemental Indenture dated May 4, 2012, between UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.3 to the May 2012 8-K).

4.70
Supplemental Indenture dated May 4, 2012, between UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.4 to the May 2012 8-K).

4.71
Indenture dated December 14, 2012 between, among others, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon (Luxembourg) S.A. as registrar, The Bank of New York Mellon, as paying agent in New York and Credit Suisse AG, London Branch, as security trustee (relating to the December 2012 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012 (File No. 000-51360)).

4.72	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the 2011 10-K).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
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

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 10.7 to the 2011 10-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 10.8 to the 2011 10-K).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.9 of the 2010 10-K).
10.10
Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012) (incorporated by reference to Exhibit 10.11 to the 2011 10-K).

10.12
Liberty Global, Inc. 2011 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.13
Liberty Global, Inc. 2011 Performance Incentive Plan for executive officers under the Incentive Plan, as amended on December 31, 2012 (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 23, 2011 (File No. 000-51360), and a description of the amendment to said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed January 4, 2013 (File No. 000-51360)).

10.14
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan, as amended on December 31, 2012 (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360), and a description of the amendment to said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed January 4, 2013 (File No. 000-51360)).

10.15	Form of Annual Performance Award Payment Notice under the Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers.*
10.16
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

10.17
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.18	Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the Incentive Plan.*
10.19	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013).*
10.20	Form of Deferral Election Form under the Deferred Compensation Plan.*
10.21	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2011) (incorporated by reference to Exhibit 10.19 to the 2011 10-K).
10.22	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2011 10-K).
10.23	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.24
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.25
Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.26	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.27 to the 2011 10-K).
10.27	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.28 to the 2011 10-K).
10.28	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.29	Form of Aircraft Time Sharing Agreement (900EX).*
10.30	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.31 to the 2011 10-K).
10.31	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.32	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.33
Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l. (incorporated by reference to Exhibit 10.8 to the May 4, 2011 10-Q).

10.34	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.9 to the May 4, 2011 10-Q).
10.35
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
**     Furnished herewith

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2012	2011
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$69.4	$256.1
Deferred income taxes	0.8	111.7
Income taxes receivable	—	40.6
Other current assets	2.1	1.0
Total current assets	72.3	409.4
Investments in consolidated subsidiaries, including intercompany balances	2,202.6	2,427.8
Property and equipment, at cost	4.7	3.9
Accumulated depreciation	(2.8)	(2.3)
Property and equipment, net	1.9	1.6
Deferred income taxes	26.1	26.9
Other assets, net	—	0.1
Total assets	$2,302.9	$2,865.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19.5	$7.5
Accrued liabilities and other	30.9	16.0
Total current liabilities	50.4	23.5
Other long-term liabilities	42.5	36.9
Total liabilities	92.9	60.4
Commitments and contingencies
Stockholders’ Equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 142,284,430 and 146,266,629 shares, respectively	1.4	1.5
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,206,145 and 10,239,144 shares, respectively	0.1	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 106,402,667 and 118,470,699 shares, respectively	1.1	1.2
Additional paid-in capital	2,955.6	3,964.6
Accumulated deficit	(2,348.7)	(2,671.5)
Accumulated other comprehensive earnings, net of taxes	1,600.5	1,509.5
Total stockholders’ equity	2,210.0	2,805.4
Total liabilities and stockholders’ equity	$2,302.9	$2,865.8

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,
	2012	2011	2010
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$98.1	$96.0	$102.5
Depreciation and amortization	0.8	0.6	0.6
Operating loss	(98.9)	(96.6)	(103.1)
Non-operating income (expense):
Interest expense, net	(0.1)	(36.3)	(71.7)
Loss on debt conversion	—	(187.2)	—
Other income (expense), net	(0.5)	—	1.7
	(0.6)	(223.5)	(70.0)
Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(99.5)	(320.1)	(173.1)
Equity in earnings (losses) of consolidated subsidiaries, net	390.7	(552.6)	500.7
Income tax benefit	31.6	100.0	60.6
Net earnings (loss)	$322.8	$(772.7)	$388.2

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,
	2012	2011	2010
	in millions
Cash flows from operating activities:
Net earnings (loss)	$322.8	$(772.7)	$388.2
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(390.7)	552.6	(500.7)
Stock-based compensation expense	33.0	38.2	44.6
Depreciation and amortization	0.8	0.6	0.6
Amortization of deferred financing costs and non-cash interest accretion	—	16.5	31.4
Loss on debt conversion	—	187.2	—
Deferred income tax expense (benefit)	111.7	(98.3)	112.2
Excess tax benefits from stock-based compensation	(2.6)	(38.4)	(43.3)
Changes in operating assets and liabilities:
Receivables and other operating assets	(27.1)	(2.3)	2.7
Payables and accruals	(71.4)	(7.0)	(454.9)
Net cash used by operating activities	(23.5)	(123.6)	(419.2)

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	855.1	447.5	2,325.8
Capital expenditures	(2.0)	(2.4)	(0.5)
Net cash provided by investing activities	853.1	445.1	2,325.3

Cash flows from financing activities:
Repurchase of LGI common stock	(970.3)	(912.6)	(884.9)
Payments on call option contracts for LGI common stock	(52.1)	—	—
Proceeds from issuance of LGI common stock upon exercise of stock options	25.6	32.7	70.8
Payment of net settled employee withholding taxes on stock incentive awards	(22.1)	(68.2)	(20.1)
Excess tax benefits from stock-based compensation	2.6	38.4	43.3
Payment of exchange offer consideration	—	(187.5)	—
Repayments and repurchases of debt	—	—	(89.2)
Net cash used by financing activities	(1,016.3)	(1,097.2)	(880.1)
Net increase (decrease) in cash and cash equivalents	(186.7)	(775.7)	1,026.0
Cash and cash equivalents:
Beginning of period	256.1	1,031.8	5.8
End of period	$69.4	$256.1	$1,031.8

LIBERTY GLOBAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposals/ discontinued operations	Balance at end of period
	in millions
Year ended December 31:
2010	$142.5	78.7	25.4	(92.5)	(2.3)	(5.2)	$146.6
2011	$146.6	74.4	12.5	(80.6)	(8.0)	(0.9)	$144.0
2012	$144.0	66.4	4.0	(113.6)	2.2	—	$103.0

EXHIBIT INDEX

2 -- Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc., Liberty Global, Inc. Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

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
4.4
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360 (the 2011 10-K)).

4.5
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

4.6
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

4.7
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

4.8
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

4.9
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

4.10
Additional Facility T Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 2009 8-K).

4.11
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

4.12
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

4.13
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.14
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

4.15
Additional Facility T Accession Agreement, dated September 8, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Nomura International plc as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the September 2009 8-K).

4.16
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to the September 2009 8-K).

4.17
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

4.18
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

4.19
Additional Facility U Accession Agreement, dated November 3, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as an Additional Facility U Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the November 2009 8-K).

4.20
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

4.21
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

4.22
Additional Facility T Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2010 8-K).

4.23
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.24
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

4.25
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

4.26
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2010 8-K).

4.27
Additional Facility T Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility T Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to the April 2010 8-K).

4.28
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

4.29
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

4.30
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

4.31
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.32
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.33
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

4.34
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.35
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

4.36
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

4.37
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

4.38
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the 2011 10-K).

4.39
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the 2011 10-K).

4.40
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

4.41
Additional Facility AF Accession Agreement, dated November 21, 2012, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AF Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 21, 2012 (File No. 000-51360)).

4.42
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

4.43
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.44
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to the Registrant’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.45
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

4.46
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

4.47
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

4.48
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

4.49
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

4.50
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

4.51
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

4.52
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

4.53
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2012 8-K)).

4.54
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the March 2012 8-K).

4.55
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the November 5, 2012 10-Q)).

4.56
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the November 5, 2012 10-Q).

4.57
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

4.58
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.59
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 20, 2009 (File No. 000-51360) (the November 20, 2009 8-K)).

4.60
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.62 to the 2011 10-K).

4.61
Supplemental Indenture dated as of March 2, 2010, among the guarantors listed therein, UPC Germany GmbH and The Bank of New York, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.63 to the 2011 10-K).

4.62
Supplemental Indenture dated as of August 31, 2010, by UPC Germany GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.64 to the 2011 10-K).

4.63
Indenture dated November 20, 2009, between, among others, UPC Germany GmbH and The Bank of New York Mellon as trustee (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.2 to the November 20, 2009 8-K).

4.64
Accession Agreement dated as of March 2, 2010, by UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.66 to the 2011 10-K).

4.65
Supplemental Indenture dated as of March 2, 2010, between, among others, UPC Germany GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.67 to the 2011 10-K).

4.66
Supplemental Indenture dated as of August 31, 2010, among UPC Germany GmbH, Unitymedia GmbH and The Bank of New York Mellon, as trustee (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.68 to the 2011 10-K).

4.67
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Secured Exchange Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 2012 8-K)).

4.68
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to the May 2012 8-K).

4.69
Supplemental Indenture dated May 4, 2012, between UPC Germany Holdings GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.3 to the May 2012 8-K).

4.70
Supplemental Indenture dated May 4, 2012, between UPC Germany Holding GmbH, UPC Germany HoldCo 1 GmbH, Kabel BW GmbH and Kabel Baden-Württemberg Verwaltungs-GmbH, Unitymedia GmbH and The Bank of New York Mellon, London Branch (relating to the 2009 UM Senior Notes) (incorporated by reference to Exhibit 4.4 to the May 2012 8-K).

4.71
Indenture dated December 14, 2012 between, among others, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon (Luxembourg) S.A. as registrar, The Bank of New York Mellon, as paying agent in New York and Credit Suisse AG, London Branch, as security trustee (relating to the December 2012 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed December 20, 2012 (File No. 000-51360)).

4.72	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Liberty Global, Inc. 2005 Incentive Plan (As Amended and Restated Effective October 31, 2006) (the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the 2011 10-K).
10.2	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
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

10.7	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as Amended and Restated Effective November 1, 2006) (the Director Plan) (incorporated by reference to Exhibit 10.7 to the 2011 10-K).
10.8	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 10.8 to the 2011 10-K).
10.9	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.9 of the 2010 10-K).
10.10
Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.11	Liberty Global, Inc. Compensation Policy for Nonemployee Directors (As Amended and Restated Effective January 1, 2012) (incorporated by reference to Exhibit 10.11 to the 2011 10-K).
10.12
Liberty Global, Inc. 2011 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed February 24, 2011 (File No. 000-51360)).

10.13
Liberty Global, Inc. 2011 Performance Incentive Plan for executive officers under the Incentive Plan, as amended on December 31, 2012 (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 23, 2011 (File No. 000-51360), and a description of the amendment to said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed January 4, 2013 (File No. 000-51360)).

10.14
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan, as amended on December 31, 2012 (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360), and a description of the amendment to said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed January 4, 2013 (File No. 000-51360)).

10.15	Form of Annual Performance Award Payment Notice under the Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers.*
10.16
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

10.17
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.18	Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the Incentive Plan.*
10.19	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013).*
10.20	Form of Deferral Election Form under the Deferred Compensation Plan.*
10.21	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2011) (incorporated by reference to Exhibit 10.19 to the 2011 10-K).
10.22	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2011 10-K).
10.23	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003).*
10.24
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.25
Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.26	Form of Indemnification Agreement between the Registrant and its Directors (incorporated by reference to Exhibit 10.27 to the 2011 10-K).
10.27	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated by reference to Exhibit 10.28 to the 2011 10-K).
10.28	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.29	Form of Aircraft Time Sharing Agreement (900EX).*
10.30	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.31 to the 2011 10-K).
10.31	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.32	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.33
Sale and Purchase Agreement, dated March 21, 2011, among UPC Germany HoldCo 2 GmbH, Liberty Global Europe Holding BV, Liberty Global Holding BV and Oskar Rakso S.a.r.l. (incorporated by reference to Exhibit 10.8 to the May 4, 2011 10-Q).

10.34	Letter Agreement, dated March 21, 2011, between Liberty Global Europe Holding BV and Aldermanbury Investments Limited (incorporated by reference to Exhibit 10.9 to the May 4, 2011 10-Q).
10.35
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