Form 10-K/A
period 2012-12-31
Liberty Global, Inc.
filed 2013-04-25
CIK 1316631

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

Liberty Global, Inc. (LGI) is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on February 13, 2013. The purpose of this Form 10-K/A is to disclose the information required in Part III, Items 10 through 14 of the Form 10-K. Accordingly, LGI hereby amends and replaces in their entirety Items 10 through 14 of the Form 10-K. In addition, as required by Rule 12b-15, LGI’s principal executive officer, principal financial officer and principal accounting officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, LGI is also amending Item 15 of the Form 10-K to include such currently dated certifications as Exhibits.
Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K.
In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors
Our board of directors currently consists of 11 directors, divided among three classes. Directors in each class serve staggered three-year terms. Our Class I directors, whose term will expire at the annual meeting of our stockholders in the year 2015, are John P. Cole, Jr., Richard R. Green and David E. Rapley. Our Class II directors, whose term will expire at the annual meeting of our stockholders in the year 2013, are Miranda Curtis, John W. Dick, J.C. Sparkman and J. David Wargo. Our Class III directors, whose term will expire at the annual meeting of our stockholders in the year 2014, are Michael T. Fries, Paul A. Gould, John C. Malone and Larry E. Romrell. If any director should become unable to serve as a director of our company for any reason before re-election, a substitute nominee will be designated by our board of directors.
Below is the biographical information with respect to the 11 directors of our company, including the age of each person, the positions with our company or principal occupation of each person, individual skills and experiences, certain other directorships held and the year each person became a director of our company. The number of shares of our common stock beneficially owned by each director, as of March 31, 2013, is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Management. As indicated in the biographies, our board believes the skills and experiences of each of our directors qualify them to serve as one of our directors.
John P. Cole, Jr., 83, has served as a director of LGI since June 2005 and is a member of the compensation and nominating and corporate governance committees of our board. He was a director of UnitedGlobalCom, Inc., and its predecessors (UGC), from March 1998 until UGC's business combination with our predecessor, LGI International, Inc. (LGI International). From February 1999 to September 2003, he was also a member of the supervisory board of UGC's publicly held subsidiary, United Pan-Europe Communications NV (UPC). His prior public company board experience also includes serving as a director of Century Communications Corp., at the time a large United States (U.S.) multiple cable system operator, from October 1997 to October 1999 when it was acquired by another corporation.
Mr. Cole has over 40 years of experience in U.S. legal/regulatory and government affairs. In 1966, he co-founded the Washington, D.C. law firm of Cole, Raywid and Braverman LLP, which specialized in all aspects of communications and media law. As a senior partner in the firm, Mr. Cole focused his legal expertise in the area of cable television regulation. Mr. Cole retired as a partner in 2007 following his firm's merger with the law firm of Davis Wright Tremaine LLP. Mr. Cole is a graduate of Auburn University (B.S. Industrial Management) and George Washington University School of Law.
Mr. Cole's significant executive and legal experience as a founder and long-time senior partner of a law firm, his more than 10 years of service as a director or supervisory board member of U.S. and international cable television companies and his particular knowledge and experience in cable television regulation contribute to our board's consideration of legal and regulatory developments and risks in the countries in which we operate and strengthen our board's collective qualifications, skills and attributes.
Miranda Curtis, 57, has served as a director of LGI since June 2010 and is a member of the succession planning committee of our board. Until March 31, 2010, Ms. Curtis was the President of our Liberty Global Japan division. She served as Senior Vice President of our predecessor, LGI International, and President of its Asia division from March 2004 to June 2005.
Ms. Curtis has over 30 years of experience in the international media and telecommunications industry, starting with the international distribution of programming for the BBC before moving to the United Kingdom (U.K.) cable industry. She joined

III-1

the predecessor of our subsidiary, Liberty Media International Holdings, LLC (LMINT), in 1992 when it was formed as the international division of Tele-Communications, Inc. (TCI). Thereafter, she assumed executive positions of increasing responsibility at this company, with a primary focus on business development and the management of complex international distribution and content joint ventures. As Executive Vice President (1996 – 1999) and then President (1999 – 2004) of LMINT, she oversaw all cable and programming investments of TCI and subsequently the company then known as Liberty Media Corporation (now known as Liberty Interactive Corporation) (LIC) in Japan, the U.K. and Continental Europe. She was responsible for the negotiation, oversight and management of the joint venture with Sumitomo Corporation that led to the formation of Jupiter Telecommunications Co., Ltd. (J:COM), the largest multiple cable system operator in Japan, and Jupiter TV Co., Ltd., a leading provider of content services to the Japanese cable and satellite industries, as well as other content ventures in Europe and Asia. Ms. Curtis' employment with our company terminated following the sale of substantially all of our investments in Japan in February 2010.
Ms. Curtis' public company board experiences include serving as a non-executive director of Telewest Communications plc (1998 – 2002), at the time the second largest multiple cable system operator in the U.K., Flextech plc (1998 – 2000), at the time a leading supplier of basic tier channels to the U.K. pay television market, J:COM (2005 – March 2010), and National Express Group plc, an international public transport group (2008 – 2011). She was also a member of the compensation committee for each of Telewest Communications plc and J:COM. Currently, she is a director of the U.K. public company Marks & Spencer plc, a retailer of clothing and home products, and chairman of the board of Waterstones Booksellers Ltd, a book retailer. She is also a member of the Board of Governors of the Institute for Government, a non-profit organization in the U.K. working to increase government effectiveness, and is involved in a number of philanthropic organiations. She is a graduate of the University of Durham, England.
Ms. Curtis' significant business and executive background in the media and telecommunication industries and her particular knowledge of, and experience with all aspects of international cable television operations and content distribution contribute to our board's consideration of operational developments and strategies and strengthen our board's collective qualifications, skills and attributes.
John W. Dick, 75, has served as a director of LGI since June 2005 and is a member of the audit and the nominating and corporate governance committees of our board. He was a director of UGC from March 2003 until UGC's business combination with our predecessor, LGI International. Prior to that, he was a member of the supervisory board of UGC's publicly held subsidiary, UPC, from May 2001 to September 2003. Mr. Dick has over 40 years of experience as a founder, director and chairman of public and private companies in a variety of industries, including real estate, automotive, telecommunications, oil exploration and international shipping based in a number of countries and regions, including the U.S., Canada, Europe, Australia, Russia, China and Africa.
Currently, Mr. Dick serves as a director and non-executive chairman of the board of O3B Networks Ltd., a private company which is building a new fiber-quality, satellite-based, global internet backbone connecting telecommunications operators and internet service providers in emerging markets with the networks of developed countries. He also served as a director of Austar United Communications Ltd., then an Australian public company (Austar) and one of our subsidiaries from 2002 until its sale in 2012. In addition, Mr. Dick was a director and non-executive chairman of the board of Terracom Broadband, a private company that developed and operated a fiber-based internet network and a digital cellular network in Rwanda, and following its purchase by Terracom Broadband, of Rwandatel, the incumbent telephone company in Rwanda, until the sale of these companies in 2007. From 1984 to December 2007, he was a director and non-executive chairman of the board of Hooper Industries Group, a privately held U.K. group consisting of: Hooper and Co (Coachbuilders) Ltd. (building special bodied Rolls Royce and Bentley motorcars), Hooper Industries (China) (providing industrial products and components to Europe and the U.S.) and, until 2002, MetroCab UK (manufacturing London taxicabs) and Moscab (a joint venture with the Moscow city government to produce Metrocabs for Russia). Mr. Dick is a graduate of Wheaton College, Illinois (B.A. Political Science and Economics) and University of Toronto School of Law.
Mr. Dick's extensive business background in a variety of industries and countries and his particular knowledge as an experienced board member of various entities that have evaluated and developed business opportunities in international markets contributes to our board's consideration of strategic options and strengthen our board's collective qualifications, skills and attributes.
Michael T. Fries, 50, has served as President, Chief Executive Officer and Vice Chairman of the Board of LGI since June 2005. He was Chief Executive Officer of UGC from January 2004 until the businesses of UGC and LGI International were combined under LGI.
Mr. Fries has over 25 years of experience in the cable and media industry, starting with the investment banking division of PaineWebber Incorporated where he specialized in domestic and international transactions for media companies before joining the management team of UGC's predecessor in 1990 shortly after its formation. As Senior Vice President, Business Development of UGC's predecessor from 1990 to 1995, Mr. Fries was responsible for managing its global acquisitions and new business development functions, which included investing in, acquiring or launching multichannel distribution or programming businesses

III-2

in over 20 countries around the world. From 1995 to 1998, he was President of the Asia/Pacific division and, among other duties, managed the formation and operational launch of Austar's business and subsequent flotation of its stock. He was promoted to President and Chief Operating Officer in 1998 and Chief Executive Officer of UGC in 2004. During this period, he oversaw UGC's growth across all business units and geographic territories into a leading international broadband communications provider. He also managed UGC's financial and strategic initiatives, including various transactions with LIC, then known as Liberty Media Corporation, and LGI International from 1998 to 2005 that led up to and culminated in the formation of LGI.
In addition to serving as a director of UGC and its predecessor from 1999 to 2005, Mr. Fries was Chairman of the supervisory boards of two of its publicly held European subsidiaries, UPC (1998 – 2003) and Priority Telecom NV (2002 – 2006). He also served as executive chairman of Austar from 1999 until 2003 and thereafter as non-executive chairman of Austar until its sale in 2012. Mr. Fries is a director of Cable Television Laboratories, Inc., a non-profit cable television industry research and development consortium (CableLabs®), The Cable Center, the non-profit educational arm of the U.S. cable industry, and various other non-profit and privately held corporate organizations. He serves as the Telecom Governor of the World Economic Forum. Mr. Fries received his B.A. from Wesleyan University (where he is a member of the President's Advisory Council) and his M.B.A. from Columbia University.
Mr. Fries' significant executive experience building and managing international distribution and programming businesses, in-depth knowledge of all aspects of our current global business and responsibility for setting the strategic, financial and operational direction for our company contribute an insider's perspective to our board's consideration of the strategic, operational and financial challenges and opportunities of our business, and strengthen our board's collective qualifications, skills and attributes.
Paul A. Gould, 67, has served as a director of LGI since June 2005 and is the chair of the audit committee and a member of the nominating and corporate governance and the succession planning committees of our board. He was a director of UGC from January 2004 until UGC's business combination with our predecessor, LGI International.
Mr. Gould has nearly 40 years of experience in the investment banking industry. He is a Managing Director of Allen & Company, LLC, a position that he has held for more than the last five years, and is a senior member of Allen & Company's mergers and acquisitions advisory practice. In that capacity, he has served as a financial advisor to many Fortune 500 companies, principally in the media and entertainment industries. Mr. Gould joined Allen & Company in 1972. In 1975, he established Allen Investment Management, which manages capital for endowments, pension funds and family offices.
Mr. Gould is also an experienced board member, having served on the boards of several public companies, including DIRECTV (2009 – 2010), LIC (and its predecessor) (2001 – 2009), Discovery Holding Company (2005 – 2009), The DirecTV Group, Inc. (2009), On Command Corporation (2002 – 2003) and Sunburst Hospitality Corporation (1996 – 2001). Currently, he is a director of Ampco-Pittsburgh Corporation, Discovery Communications, Inc. and the private company O3B Networks Limited. His committee experience includes audit, executive, compensation, corporate governance and investment. In addition, Mr. Gould serves on the board of trustees of Cornell University, where he is a member of its executive committee and chair of its investment committee; serves as an overseer for Weill Cornell Medical College and serves on the boards of the Wildlife Conservation Society, where he is the chair of its investment committee, and the New School University. He is also a member of the advisory committee to the International Monetary Fund's investment committee. He attended Cornell University and received his B.S. (Biochemistry) from Fairleigh Dickinson University.
Mr. Gould's extensive background in investment banking and as a public company board member and his particular knowledge and experience as a financial advisor for mergers and acquisitions and in accounting, finance and capital markets contribute to our board's evaluation of acquisition, divestiture and financing opportunities and strategies and consideration of our capital structure, budgets and business plans, provide insight into other public company board practices and strengthen our board's collective qualifications, skills and attributes.
Richard R. Green, 75, has served as a director of LGI since December 2008 and is a member of the nominating and corporate governance committee of our board. For over 20 years, Mr. Green served as President and Chief Executive Officer of CableLabs® before retiring in December 2009. While at CableLabs®, Mr. Green oversaw the development of DOCSIS technology, the establishment of common specifications for digital voice and the deployment of interactive television, among other technologies for the cable industry. Prior to joining CableLabs®, he was a Senior Vice President at PBS (1984 – 1988), where he was instrumental in establishing PBS as a leader in high definition television and digital audio transmission technology, and served as a Director of CBS's Advanced Television Technology Laboratory (1980 – 1983), where he managed and produced the first high definition television programs in December 1981, among other accomplishments. Mr. Green is the author of over 55 technical papers on a variety of topics. In 2012, Mr. Green received the Charles F. Jenkins Lifetime Achievement Award from the Academy of Television Arts & Sciences for the Primetime Emmy Engineering Awards.
Mr. Green is a director of Shaw Communications, Inc. (Shaw), a telecommunications company based in Canada, where he is also a member of the human resources and compensation committee, and a director of Jones/NCTI, a Jones Knowledge Company, which is a workforce performance solutions company for individuals and broadband companies. He is also a member of the board

III-3

of directors of several non-profit institutions, including the Space Sciences Institute, and he serves as an honorary board member of The Cable Center. In addition, he is a member of the Federal Communications Commission's Technical Advisory Council, a fellow of the Society of Motion Picture and Television Engineers, a senior fellow of Silicon Flatirons, a center for law, technology and entrepreneurship at the University of Colorado, and an adjunct professor at such University and is affiliated with the University of Denver. He previously was a member of the International Telecommunication Union, a United Nations consultative committee charged with the responsibility for recommending worldwide standards for advanced television services and past Chairman of Study Group 9 of such committee. Mr. Green received his B.S. (Physics) from Colorado College, his M.S. (Physics) from the State University of New York and a Ph.D. from the University of Washington, where he specialized in astrophysics.
Mr. Green's extensive professional and executive background and his particular knowledge and experience in the complex and rapidly changing field of technology for broadband communications services contribute to our board's evaluation of technological initiatives and challenges and strengthen our board's collective qualifications, skills and attributes.
John C. Malone, 72, has served as Chairman of the Board and a director of LGI since its inception and is a member of the executive and the succession planning committees of our board. He was President, Chief Executive Officer and Chairman of the Board of our predecessor, LGI International, from March 2004 to June 2005. Mr. Malone has served as a director of UGC and its predecessors since November 1999.
Mr. Malone is an experienced business executive, having served as the Chief Executive Officer of TCI for over 25 years until its acquisition by AT&T Corporation in 1999. During that period, he successfully led TCI as it grew through acquisitions and construction into the largest multiple cable system operator in the U.S., invested in and nurtured the development of unique cable television programming, including the Discovery Channel, QVC and Starz/Encore, expanded through joint ventures into international cable operations in the U.K. (Telewest Communications plc), Japan (J:COM) and other countries, and invested in new technologies, including high speed internet, alternative telephony providers, wireless personal communications services and direct-to-home satellite.
Currently Mr. Malone is chairman of the board and a director of Liberty Media Corporation (formerly named Liberty Spinco, Inc.) (LMC), which owns interests in a broad range of media, communications and entertainment businesses, and of LIC, which owns interests in a broad range of video and online commerce businesses. He has held these positions with LMC, LIC and their predecessor companies since 1990 and was also Chief Executive Officer of LIC (then known as Liberty Media Corporation) from August 2005 to February 2006. His other public directorships currently include Discovery Communications, Inc., Expedia, Inc. and Sirius XM Radio, Inc. Mr. Malone has also been a director of Ascent Capital Group, Inc. (2010 – 2012), Live Nation Entertainment, Inc., where he was also interim chairman of the board (2010 – 2011), DIRECTV, where he was also chairman of the board (2009 – 2010), IAC/InterActiveCorp. (2006 – 2010), Discovery Holding Company (2005 – 2008), The DirecTV Group, Inc. (2008 – 2009) and The Bank of New York Company, Inc. (2005 – 2007).
Mr. Malone serves on the boards of several non-profit companies, including the CATO Institute. He is chairman emeritus of CableLabs®, and honorary board member of The Cable Center, and served as director of the National Cable Television Association from 1974 to 1977 and 1980 to 1993. Mr. Malone holds a bachelor's degree in electrical engineering and economics from Yale University and a master's degree in industrial management and a Ph.D. in operations research from Johns Hopkins University.
Mr. Malone's proven business acumen as a long time chief executive of large, complex organizations and his extensive knowledge and experience in the cable television, telecommunications, media and programming industries are a valuable resource to our board in evaluating the challenges and opportunities of our global business and our strategic planning and strengthen our board's collective qualifications, skills and attributes.
David E. Rapley, 71, has served as a director of LGI since June 2005 and is the chair of the nominating and corporate governance committee and a member of the succession planning committee of our board. He was a director of our predecessor, LGI International, from May 2004 to June 2005.
Mr. Rapley has over 30 years of experience as a founder, executive, manager and as a director of various engineering firms. He founded Rapley Engineering in 1985 and, as its President and Chief Executive Officer, oversaw its development into a full service engineering firm at the time of its sale to VECO Corporation in 1998. Following the sale, Mr. Rapley served as Executive Vice President, Engineering of VECO, an Alaska-based firm providing engineering, design, construction and project management services to the energy, chemical and process industries domestically and internationally, until his retirement in December 2001. Currently, Mr. Rapley is a director of Merrick & Co., a private firm providing engineering and other services to domestic and international clients, and was its Vice Chairman until December 2011. From 2008 to 2011, Mr. Rapley was also chairman of the board of Merrick Canada ULC. Mr. Rapley has authored technical papers on engineering processes and computer systems. He is a graduate of Hendon College of Technology (England), with a degree in mechanical engineering.

III-4

Mr. Rapley is also a director of LMC and of LIC. He has been a director of LMC, LIC and their predecessors since 2002. He currently serves on LMC's compensation committee and is the chairman of its nominating and governance committee, and he currently serves on LIC's audit committee and its compensation committee and is the chairman of its nominating and governance committee.
Mr. Rapley's significant professional and business background as an engineer, entrepreneur and executive contributes to our board's consideration of technological initiatives and challenges and strengthens our board's collective qualifications, skills and attributes.
Larry E. Romrell, 73, has served as a director of LGI since June 2005 and is a member of the compensation and nominating and corporate governance committees of our board. He was a director of our predecessor, LGI International, from May 2004 to June 2005. Mr. Romrell has over 30 years of experience in the telecommunications industry. He was an Executive Vice President of TCI from January 1994 to March 1999, when it was acquired by AT&T Corporation, and a Senior Vice President of TCI from 1991 to 1994. Prior to becoming an executive officer at TCI, Mr. Romrell was President and Chief Executive Officer of WestMarc Communications, Inc., a subsidiary of TCI engaged in the cable television and common carrier microwave communications businesses, and held various executive positions with that company (formerly known as Western Tele-Communications, Inc.) for almost 20 years, including when it was a separate public company. As an executive at TCI, Mr. Romrell oversaw TCI's investments in and development of companies engaged in other telecommunications businesses, including At Home Corporation (@Home), a provider of high speed multimedia internet services, and Teleport Communications Group Inc. (TCG), a competitive local exchange carrier.
Mr. Romrell is an experienced public company board member, having served on the boards of Ascent Capital Group, Inc.'s predecessor (2000 – 2003), TV Guide, Inc. (and predecessor) (1996 – 2000), Arris Group, Inc. (2000 – 2003), General Communication Inc. (1980 – 2001), as well as @Home and TCG. He currently is a director of LMC and LIC, positions he has held with LMC, LIC and their predecessors since 2001, and serves on the audit and nominating and governance committees of each of LMC's and LIC's boards. Formerly, he was a member of the compensation committee of LIC's board. Mr. Romrell is involved in numerous philanthropic activities. Mr. Romrell's extensive business background and his particular knowledge and experience in telecommunications technology and board practices of other public companies contribute to our board's consideration of operational and technological developments and strategies, provide insight into other public company board practices and strengthen our board's collective qualifications, skills and attributes.
J.C. Sparkman, 80, has served as a director of LGI since June 2005 and is the chair of the compensation committee and a member of the nominating and corporate governance and the succession planning committees of our board. He was a director of our predecessor, LGI International, from November 2004 to June 2005. Mr. Sparkman has over 30 years of experience in the cable television industry. He was Executive Vice President and Chief Operating Officer of TCI for eight years until his retirement in 1995. During his over 26 years with TCI, he held various management positions of increasing responsibility, overseeing TCI's cable operations as that company grew through acquisitions, construction of new networks and expansion of existing networks into the largest multiple cable system operator in the U.S. at the time of his retirement. In September 1999, he co-founded Broadband Services, Inc., a provider of asset management, logistics, installation and repair services for telecommunications service providers and equipment manufacturers domestically and internationally. He served as chairman of the board and Co-Chief Executive Officer of Broadband Services until December 2003.
Mr. Sparkman is an experienced public company board member. Since 1994, he has been a director of Shaw, and he is a member of the executive and human resources and compensation committees of Shaw's board. He is also a director and member of the compensation committee of Universal Electronics, Inc., a global leader in wireless control technology.
Mr. Sparkman's significant background as an executive and board member and his particular knowledge of, and experience with, all aspects of cable television operations contribute to our board's consideration of operational developments and strategies, provide insight into other public company board practices and strengthen our board's collective qualifications, skills and attributes.
J. David Wargo, 59, has served as a director of LGI since June 2005 and is a member of the audit and nominating and corporate governance committees of our board. He was a director of our predecessor, LGI International, from May 2004 to June 2005. Mr. Wargo has over 30 years of experience in investment research, analysis and management. He is the founder and President of Wargo & Company, Inc., a private company specializing in investing in the communications industry since 1993. Mr. Wargo is a co-founder and was a member of New Mountain Capital, LLC from 2000 to 2008. Prior to starting Wargo & Company, he was a managing director and senior analyst of The Putnam Companies (1989 – 1992), senior vice president and a partner in Marble Arch Partners (1985 – 1989) and senior analyst and a partner in State Street Research and Management Company (1978 – 1985). Mr. Wargo received his B.S. (Physics) and M.S. (Nuclear Engineering) from Massachusetts Institute of Technology and an M.B.A. from M.I.T.'s Sloan School of Management.

III-5

Mr. Wargo is also an experienced board member, having served on the boards of several public companies, including Discovery Holding Company (2005 – 2008), Fun Technologies Inc. (2007 – 2008), OpenTV Corp. (2002 – 2007), On Command Corporation (1998 – 2003), Gemstar-TV Guide International, Inc. (2000 – 2001) and TV Guide, Inc. (and predecessor) (1996 – 2000). He currently is a director of Discovery Communications, Inc., where he is also a member of the audit committee and chair of the nominating and corporate governance committee, and of Strayer Education, Inc., where he is chairman of the audit committee. His previous committee experience includes audit, compensation and corporate governance committees.
Mr. Wargo's extensive background in investment analysis and management and as a public company board member and his particular knowledge of, and experience with, finance and capital markets contribute to our board's consideration of our capital structure and evaluation of investment and financial opportunities and strategies, provide insight into other public company board practices and strengthen our board's collective qualifications, skills and attributes.
Executive Officers
Below are the executive officers of our company, their ages and a description of their business experience, including positions held with LGI.
Charles H.R. Bracken, 46, has served as an Executive Vice President since January 2012 and Co-Chief Financial Officer (Principal Financial Officer) since June 2005. From April 2005 to January 2012, Mr. Bracken served as a Senior Vice President. In addition, Mr. Bracken has served as a Co-Chief Financial Officer of UGC since February 2004 and is an officer of various other subsidiaries of LGI. He also served as the Chief Financial Officer of UGC Europe, Inc., now known as Liberty Global Europe, Inc., and its predecessors from November 1999 to June 2005. Mr. Bracken is a director of our subsidiary Telenet Group Holding NV, a Belgian public limited liability company (Telenet).
Bernard G. Dvorak, 53, has served as an Executive Vice President since January 2012 and Co-Chief Financial Officer (Principal Accounting Officer) since June 2005. From April 2005 to January 2012, Mr. Dvorak served as a Senior Vice President. In addition, Mr. Dvorak has served as an officer of various subsidiaries of LGI, including LGI International, since March 2004.
Michael T. Fries, 50, has served as our President, Chief Executive Officer and Vice Chairman of the Board of LGI since June 2005. Mr. Fries served as Chief Executive Officer of UGC from January 2004 to June 2005. Mr. Fries has served as a director of UGC and its predecessors since November 1999 and as President of UGC and its predecessors since September 1998. Mr. Fries has served in an executive capacity at LGI, UGC and its predecessors for over 20 years. For additional information on Mr. Fries' experience, see also —Directors above.
Bryan H. Hall, 50, has served as an Executive Vice President, General Counsel and Secretary since January 2012. Prior to joining LGI, Mr. Hall served as secretary and general counsel of Virgin Media Inc. from June 2004 until January 2011. While at Virgin Media Inc., Mr. Hall was responsible for all legal affairs affecting Virgin Media Inc., as well as matters concerning regulatory, competition, government affairs and media relations issues. From September 2000 to June 2004, Mr. Hall was a partner in the corporate department of the law firm Fried, Frank, Harris, Shriver & Jacobson LLP in New York, specializing in public and private acquisitions and acquisition financings.
Diederik Karsten, 56, has served as an Executive Vice President, European Broadband Operations, since January 2012. During 2011, Mr. Karsten served as Managing Director, European Broadband Operations. Mr. Karsten served as Managing Director, UPC Nederland BV, a subsidiary of Liberty Global Europe Holding BV (Liberty Global Europe) and its predecessors, from July 2004 to December 2010, where he was responsible for our broadband operations in the Netherlands. Prior to joining a predecessor of Liberty Global Europe, he served as chief executive officer of KPN Mobile, overseeing mobile telephony operations in the Netherlands, Germany, Belgium and other countries. Mr. Karsten is a director of Telenet.
John C. Malone, 72, has served as our Chairman of the Board and a director of LGI since inception. Mr. Malone served as President, Chief Executive Officer and Chairman of the Board of LGI International from March 2004 to June 2005, and as a director thereof since March 2004. Mr. Malone has served as a director of UGC and its predecessors since November 1999. Mr. Malone has served as chairman of the board and a director of LMC, LIC and their predecessors, since 1990 and Chief Executive Officer of LIC (then known as Liberty Media Corporation) from August 2005 to February 2006. Mr. Malone is also a director of Discovery Communications, Inc., Sirius XM Radio Inc., and Expedia, Inc. For additional information on Mr. Malone's experience, see also —Directors above.
Balan Nair, 47, has served as an Executive Vice President since January 2012 and our Chief Technology Officer since July 2007. From July 2007 to January 2012, he served as a Senior Vice President. Prior to joining our company, Mr. Nair served as Chief Technology Officer and Executive Vice President for AOL LLC, a global web services company, from 2006. Prior to his role at AOL LLC, Mr. Nair spent more than five years at Qwest Communications International Inc., most recently as Chief Information Officer and Chief Technology Officer. Mr. Nair is a director of Telenet and Adtran, Inc.

III-6

The executive officers named above will serve in such capacities until their respective successors have been duly elected and have been qualified or until their earlier death, resignation, disqualification or removal from office. There are no family relationships between any of our directors and executive officers, by blood, marriage or adoption.
Involvement in Certain Proceedings
During the past 10 years, none of our directors or executive officers was convicted in a criminal proceeding (excluding traffic violations or other minor offenses) or was a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement or were subsequently reversed, suspended or vacated) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, laws respecting financial institutions or insurance companies, or laws prohibiting fraud, or was a party in any proceeding adverse to our company.
Except as stated below, during the past 10 years, none of our directors or executive officers has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.
On January 12, 2004, UGC's predecessor (Old UGC) filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. On November 10, 2004, the U.S. Bankruptcy Court confirmed Old UGC's pre-negotiated plan of reorganization with UGC and IDT United LLC (in which UGC had an approximate 94% fully diluted interest and 33% common equity interest), which included the terms for restructuring of Old UGC's outstanding 10.75% Senior Discount Notes. Old UGC and IDT United owned all but approximately $25,000,000 or 2% of such Notes. Old UGC emerged from the Chapter 11 proceedings on November 18, 2004. Until August 2003, Mr. Fries was the President of Old UGC.
On December 3, 2002, UGC's indirect subsidiary UPC, which later merged into our subsidiary Liberty Global Europe, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated plan of reorganization, in the United States District Court of the Southern District of New York. In conjunction with such filing, also on December 3, 2002, UPC commenced a moratorium of payments in the Netherlands under Dutch bankruptcy law with the filing of a proposed plan of compulsory composition or the “Akkoord” with the Amsterdam Court (Rechtbank) under the Dutch Faillissementswet. These actions were completed on September 3, 2003, when LG Europe acquired more than 99% of the stock of, and became a successor issuer to, UPC. Messrs. Fries, Cole and Dick were members of UPC's supervisory board.
On March 29, 2002, United Australia/Pacific, Inc. (UAP), then a subsidiary of UGC, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States District Court for the Southern District of New York. UAP's reorganization closed on June 27, 2003, and UAP has since dissolved. Until February 11, 2002, Mr. Fries was a director and the President of UAP.
On March 28, 2001, an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code was filed against Formus Communications, Inc. in the U.S. Bankruptcy Court for the District of Colorado. Such bankruptcy action was subsequently converted to a reorganization under Chapter 11 and closed on January 19, 2005. Mr. Dvorak was a director and Chief Executive Officer of Formus Communications, Inc. from September 2000 until June 2002.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.
Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us with respect to our most recent fiscal year, or representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2012.
Code of Business Conduct and Code of Ethics
We have adopted a code of business conduct that applies to all of our employees, directors and officers. In addition, we have adopted a code of ethics for our chief executive and senior financial officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Both codes are available on our website at www.lgi.com.

III-7

Nominating and Corporate Governance Committee
Our board of directors has established a nominating and corporate governance committee, whose members are John P. Cole, Jr., John W. Dick, Paul A. Gould, Richard R. Green, David E. Rapley (chairman), Larry E. Romrell, J.C. Sparkman and J. David Wargo. See Item 13. Certain Relationships and Related Transactions and Director Independence—Director Independence below. The nominating and corporate governance committee identifies and recommends persons as nominees to our board of directors. The procedures by which our stockholders may recommend nominees to our board of directors is set out in our last proxy statement.
Audit Committee
Our board of directors has established an audit committee, whose members are John W. Dick, Paul A. Gould (chairman) and J. David Wargo. Our board of directors has determined that Messrs. Gould, Dick and Wargo are independent, as independence for audit committee members is defined in the Nasdaq Stock Market rules as well as the rules and regulations adopted by the SEC relating to independence of audit committee members. In addition, our board of directors has determined that more than one member of the committee, including its chairman, Mr. Gould, qualifies as an “audit committee financial expert” under applicable SEC rules and regulations. A description of their respective experiences is set forth under Directors above.
Item 11. EXECUTIVE COMPENSATION
We are an international provider of video, broadband internet and telephony services, with consolidated operations at December 31, 2012, serving 19.8 million customers across 13 countries, primarily in Europe and Chile. These customers subscribed to 34.8 million services, consisting of 18.3 million video, 9.2 million broadband internet and 7.3 million telephony service subscriptions. Our businesses operate in an environment marked by intense competition, extensive regulation and rapid technological change. We place great importance on our ability to attract, retain, motivate and reward talented executives who, faced with these challenges, can execute our strategy to drive stockholder value through strong organic growth, accretive mergers and acquisitions and prudent capital structure management.
In this section, we provide information and a discussion and analysis relating to the compensation of Michael T. Fries, our chief executive officer or CEO; Charles H.R. Bracken, our principal financial officer; and our three other most highly compensated executive officers at the end of 2012: Bernard G. Dvorak, our principal accounting officer, Diederik Karsten, our executive vice president, European Broadband Operations, and Balan Nair, our chief technology officer. We refer to these five individuals as our named executive officers or NEOs.
Compensation Discussion and Analysis
Overview of Compensation Process
The compensation committee of our board of directors was established for the purposes of assisting our board in discharging its duties relating to compensation of our executive officers and of administering our incentive plans. In furtherance of its purposes, our compensation committee is responsible for identifying our primary goals with respect to executive compensation, implementing compensation programs designed to achieve those goals, subject to appropriate safeguards to avoid unnecessary risk taking, and monitoring performance against those goals and associated risks. The chair of our compensation committee reports to our board of directors on annual compensation decisions and on the administration of existing programs and development of new programs. The members of our compensation committee are “independent directors” (as defined under the Nasdaq Stock Market rules), “non-employee directors” (as defined in Rule 16b-3 of the SEC's rules under the Exchange Act) and “outside directors” (as defined in Section 162(m) (Section 162(m)) of the Internal Revenue Code of 1986 and the regulations and interpretations promulgated thereunder (the Code)).
All compensation decisions with respect to our executive officers, including our NEOs, are made by our compensation committee. Decisions with respect to our CEO's compensation are made in private sessions of the committee without the presence of management. Our CEO is actively engaged in compensation decisions for our other members of senior management in a variety of ways, including recommending annual salary increases, annual performance goals and the level of target and/or maximum performance awards for his executive team and evaluating their performance. With the assistance of our Human Resources and Legal Departments, he is also involved in formulating the terms of proposed performance or incentive award programs for consideration by the compensation committee, evaluating alternatives and recommending revisions. Other senior officers, within the scope of their job responsibilities, participate in gathering and presenting to the compensation committee for its consideration data and legal, tax and accounting analyses relevant to compensation and benefit decisions.
In making its compensation decisions, the compensation committee ultimately relies on the general business and industry knowledge and experience of its members and the committee's own evaluation of company and NEO performance. From time to time, however, the committee will retain a compensation consultant to assist it in evaluating proposed changes in compensation

III-8

programs or levels of compensation and to provide comparative data. At our 2011 annual stockholders meeting, stockholders representing 90% of our shares entitled to vote and present at such meeting approved, on an advisory basis, the compensation of our NEOs, as disclosed in our proxy statement for our 2011 annual meeting of stockholders. As a result, since the vote, the compensation committee has not implemented any changes in our overall executive compensation program.
Compensation Philosophy and Goals
The compensation committee has two primary objectives with respect to executive compensation—motivation and retention—with the ultimate goal of long-term value creation for our stockholders.

▪	To motivate our executives to maximize their contributions to the success of our company, we

•	establish a mix of financial performance objectives based on our annual budgets and our medium-term outlook to balance short- and long-term goals and risks;

•	establish individual performance objectives tailored to each executive's role in our company to ensure individual accountability; and

•	pay for performance that meets or exceeds the established objectives.

▪	To ensure that we are able to attract and retain superior employees in key positions, we

•	offer compensation that we believe is competitive with the compensation paid to similarly situated employees of companies in our industry and companies with which we compete for talent; and

•	include vesting requirements and forfeiture provisions in our multi-year equity awards, including a service period during which earned performance awards are subject to forfeiture.

▪	To align our executives' interests with those of our stockholders, we

•	emphasize long-term compensation, the actual value of which depends on increasing the stock value for our stockholders, as well as meeting financial and individual performance objectives; and

•
require our executive officers to achieve and maintain significant levels of stock ownership, further linking our executives' personal net worth to long-term stock price appreciation for our stockholders.

Setting Executive Compensation
To achieve the foregoing compensation objectives, the compensation packages provided to members of our senior management, including our NEOs, include three main components: base salary, annual cash performance awards and multi-year equity incentive awards. In addition, certain members of senior management, including our NEOs, may participate in our deferred compensation plan. Consistent with past practice, the three main components of compensation were also made available during 2012 to approximately 330 employees in the U.S. and Europe. The relative weighting of the components, the design of the performance and incentive awards and the overall value of the compensation package for individual employees varies based on the employee's role and responsibilities.
For members of our senior management, including our NEOs, the total value of the compensation package is most heavily weighted to performance and incentive awards because of the significance of the officers' roles and responsibilities to the overall success of our company. Further, multi-year equity incentive awards are the largest component of executive compensation, serving the goals of retention as well as alignment with stockholders' interests. As illustrated below based on 2012 compensation, the compensation committee's objective is for a substantial majority of each executive officer's total direct compensation (that is, base salary plus maximum annual cash performance award plus target annual equity incentive) to be comprised of the target value of his or her multi-year equity incentive awards.

III-9

Total Direct Compensation Opportunity
In approving the level of each compensation element for our executive officers, the compensation committee considers a number of factors, including:

▪	the responsibilities assumed by the individual executive and the significance of his role to achievement of our financial, strategic and operational objectives;

▪	the experience, overall effectiveness and demonstrated leadership ability of the individual executive;

▪	the performance expectations set for our company and for the individual executive and the overall assessment by the compensation committee of actual performance; and

▪	retention risks at specific points in time with respect to individual executives.
Elements of Our Compensation Packages
The implementation of our compensation approach—generally and for 2012 specifically—is described below.
Base Salary
General. Base salary represents the least variable element of our executives' compensation and is provided as an economic consideration for each executive's level of responsibility, expertise, skills, knowledge, experience and value to the organization. The base salary levels of Messrs. Fries, Bracken and Dvorak were initially set in 2005, along with the base salaries of our other executive officers at that time, taking into account each executive's salary level prior to the business combination of LGI International and UGC, as well as the factors referenced above. The base salary level of Mr. Nair was initially set in 2007 when he joined our company as an executive officer. Mr. Karsten's initial base salary level as an executive officer was set in connection with his promotion to that position effective January 1, 2011. Decisions with respect to increases in base salaries thereafter have been based on company-wide budgets and increases in the cost of living.
2012 Base Salaries. In February 2012, our compensation committee approved a 3% increase in the base salaries of each of our NEOs, except our CEO. This percentage increase was consistent with the budget authorization given to each of our department and business unit heads for aggregate salary increases for U.S. and corporate-level European employees in their department or unit. For our CEO, the compensation committee determined to cap his 2012 base salary at $1,000,000. The actual percentage salary increase varied among employees, other than our NEOs, as determined by their department or business unit head. The salary increases for all employees, including our NEOs, became effective April 1, 2012. Our NEOs' base salaries for 2012 are reflected in the “Salary” column of the Summary Compensation Table below. The base salaries reported for Mr. Bracken and Mr. Karsten in this Table have been converted to U.S. dollars based on the average exchange rate in effect for each respective year and reflect the variations of the applicable exchange rates.
Annual Cash Performance Awards
General. Annual cash performance awards pursuant to the Incentive Plan are one of the variable components of our executive officers' compensation packages designed to motivate our executives to achieve our annual business goals and reward them for superior performance.

III-10

Generally, at its first regular meeting following the end of each fiscal year, the compensation committee reviews with our CEO the financial performance of our company during the prior year, his performance, his evaluation of the performance of each of the other members of senior management (including our NEOs) participating in the prior year's annual cash performance award program and his recommendations with respect to their performance awards. The compensation committee determines whether our financial performance for the prior fiscal year has satisfied the base performance objective set by the compensation committee, which is a precondition to the payment of any award to our NEOs, and determines the percentage of the financial performance metric(s) that has been achieved. It then determines, in a private session, whether our CEO has met his individual performance goals for the year, his resulting annual performance rating, and the amount to be paid to him with respect to his performance award. The compensation committee also approves the amount to be paid to the other participants in the program, including our other NEOs, with respect to their performance awards. Generally at the same meeting, the compensation committee approves the terms of the annual cash performance award program for the current year including, in a private session, the maximum achievable performance award and individual performance goals for our CEO for the coming year.
Design of 2012 Annual Award Program. The general design of the 2012 annual cash performance award program (the 2012 Annual Award Program) is similar to the annual cash performance award program for 2011. In approving the 2012 Annual Award Program, the compensation committee modified the definition of operating cash flow, or OCF, to also exclude direct costs associated with dispositions. The compensation committee also modified the definition of operating free cash flow, or OFCF, to equal OCF less additions to property and equipment (instead of OCF less cash capital expenditures used for the 2011 program). The 2012 maximum achievable performance awards were unchanged for each of our NEOs.
The key elements of the 2012 Annual Award Program were:

▪
Sixty percent of each participant's maximum achievable performance award was based on achievement against financial performance metrics and 40% was based on individual achievement against defined performance goals.

▪	Two equally weighted financial performance metrics were used:

•	2012 budgeted revenue growth on a consolidated basis and, if applicable, operating unit basis; and

•	2012 budgeted OFCF growth on a consolidated basis and, if applicable, operating unit basis.

▪
For Messrs. Fries, Bracken and Dvorak, their financial performance metrics were based solely upon consolidated LGI performance, while Messrs. Karsten and Nair's financial performance metrics were based on both consolidated LGI performance (with a 1/3rd weighting) and our European Broadband division performance (with a 2/3rd weighting).

▪	The base performance objective for our NEOs required that either 40% of 2012 consolidated budgeted revenue growth or 40% of 2012 consolidated budgeted OFCF growth be achieved.
For purposes of the 2012 Annual Award Program, OFCF was defined as OCF less additions to property and equipment. OCF is the primary measure used by our board and management to evaluate our company's operating performance and a key factor that is used to decide how to allocate capital and resources to our operating segments. The definition of OCF for these purposes is generally consistent with our definition of the term for public disclosure purposes: revenue less operating and selling, general and administrative expenses (excluding depreciation and amortization, stock-based compensation, provisions for litigation and impairment, restructuring, direct acquisition costs and other operating items).

Budgeted growth was determined by comparing actual 2011 results for the applicable metric to the amount budgeted for that metric in the 2012 consolidated and operating unit budgets approved by our board. For consolidated LGI, the 2012 budget provided for: (1) revenue of $11.3 billion, with growth over 2011 of $713 million or 6.7%, and (2) OFCF of $3.0 billion, with growth over 2011 of $208 million or 7.6%. For the European Broadband division, the 2012 budget provided for: (1) revenue of $7.7 billion, with growth over 2011 of $469 million or 6.5%, and (2) OFCF of $2.3 billion, with growth over 2011 of $146 million or 6.8%. The payout schedule for each financial metric is based on the percentage achievement against the 2012 budget, as adjusted for events during the performance period such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles that affect comparability. The following table sets forth the performance against budget and related payouts approved by the compensation committee.

III-11

	Corresponding % of Achievement of 2012 Budget
Achievement of Budgeted Growth over 2011	Revenue (50%Weighting)		OFCF (50% Weighting)		Payout (% of Weighted Portion of Maximum Bonus Amount) (1)
	LGI	European Broadband Division	LGI	European Broadband Division

Over-Performance	≥ 105.0%	≥ 105.0%	≥ 110.0%	≥ 110.0%	150.0%
100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
90.0%	99.4%	99.4%	99.3%	99.4%	80.0%
80.0%	98.7%	98.8%	98.6%	98.7%	60.0%
70.0%	98.1%	98.2%	97.9%	98.1%	40.0%
60.0%	97.5%	97.6%	97.2%	97.5%	20.0%
< 50.0%	< 96.8%	< 97.0%	< 96.5%	< 96.8%	—%
_______________

(1)
Percentages shown represent the payout that would result if the specified performance levels were achieved for both the revenue and OFCF targets. If the performance level for revenue and OFCF were to differ, the payout would represent the sum of the percentages derived by multiplying 50% times each of the respective payout percentages for the revenue and OFCF targets, with a maximum payout of 100%.

Notwithstanding the over-performance feature indicated in the table, the aggregate payout for financial performance remained capped at 60% of the maximum achievable performance award.
The payout schedule for the 40% of each participant's maximum achievable performance award allocated to individual performance was based on the annual performance rating received on a scale of 1.0 to 5.0, with a minimum rating of 3.0 required for any amount to be payable with respect to this portion of the award.
The compensation committee considered the following when it approved this design for the annual award programs in 2012:

▪	Weighting financial performance metrics more heavily than individual performance goals should serve to reduce the level of subjectivity in determining final awards;

▪
Using two equally weighted financial metrics (budgeted revenue and OFCF growth), rather than a single metric, would provide incentives to drive revenue growth while controlling operating costs and capital expenditures;

▪	Including consolidated financial performance metrics for all participants, including those with operating unit responsibility, would serve to mitigate potential organizational risks;

▪	Including an over-performance provision would provide continuing incentive for above budget achievement; and

▪
Establishing a base performance objective as a gating factor for payment of any award to the NEOs should result in the payment qualifying as performance-based compensation under Section 162(m). There could be no assurance that the objective would be achieved, particularly in light of the increasingly competitive environment in which we operate.

The maximum amount that each NEO could earn under the 2012 Annual Award Program approved by the compensation committee was unchanged from 2011 for all executives. The compensation committee did not establish target amounts payable.
2012 Performance. On December 31, 2012, the compensation committee reviewed our consolidated revenue and OFCF for 2012 based on the data available on that date, as adjusted in accordance with the 2012 Annual Award Program, versus our budgeted 2012 revenue and OFCF and determined that the base performance objective had been achieved. The compensation committee made this determination at year-end 2012 due to developments concerning the likely increase in U.S. individual tax rates in 2013. By doing so, this allowed the compensation committee to award the U.S. participants, including the U.S. NEOs, the earned portion of their maximum achievable 2012 annual award that was based on financial performance. In accelerating the payment of this portion of the 2012 Annual Award program, the compensation committee reserved the right to recoup any or all of such portion awarded to such U.S. participants to the extent that our company's consolidated revenue and OFCF for 2012 based on our company's audited 2012 financial results warranted the payment of a smaller cash award than that awarded on December 31, 2012, consistent with the compensations committee's discretion to reduce the amount of the award paid. The compensation committee did not address the 40% portion of the 2012 annual awards that was based on individual performance, leaving that decision for its first meeting in 2013.

III-12

At its meeting in March 2013, the compensation committee reviewed the actual consolidated revenue and OFCF for 2012 based on our audited 2012 financial results. It also considered whether to exercise its discretion to reduce the amount payable to any of our NEOs. The exercise of the compensation committee's discretion was in each case based on its assessment of our 2012 financial performance and the individual named executive officer's performance overall as compared to his 2012 performance goals, taking into account the payout schedules for financial and individual performance.
The compensation committee first considered the percentage of budgeted revenue and budgeted OFCF achieved in 2012 at the consolidated and operating unit level and the percentage of budgeted growth such amounts represented. For this purpose, the 2012 budget was adjusted in accordance with the terms of the 2012 Annual Award Program and for certain other unbudgeted events that the compensation committee, in its discretion and consistent with past practice, determined distorted performance against the financial performance metrics. These adjustments primarily were for (1) foreign currency exchange translations, (2) our acquisition of businesses in Poland and Puerto Rico, (3) the acquisition of programming assets in Latin America, (4) the disposal of our Australian operations and certain programming assets, (5) new taxes in the Netherlands and Hungary, (6) vendor finance payments, and (7) higher than anticipated litigation costs. For consolidated LGI, these adjustments resulted in a net decrease to budgeted revenue of 8.0% to $10.4 billion and budgeted OFCF of 9.5% to $2.7 billion. For the European Broadband division, budgeted revenue decreased by 9.5% to $7.0 billion and budgeted OFCF decreased by 9.9% to $2.1 billion. Actual 2012 revenue of our consolidated company and of the European Broadband division was less than budgeted, although over 99% of budgeted 2012 revenue and between 80% and 90% of budgeted 2012 revenue growth was achieved in each case. Actual 2012 OFCF was less than budgeted on a consolidated basis and more than budgeted for the European Broadband division, although over 99% of budgeted 2012 OFCF and over 90% of budgeted 2012 OFCF growth was achieved on a consolidated basis.
The following tables illustrate the compensation committee's financial performance and payout calculations (with "LGI" representing the consolidated company and "LGO" representing the European Broadband division).
When these results are applied to the relevant payout schedules, the total implied payout against the financial performance metrics exceeded 80% of the 60% portion of the maximum bonus attributable to financial performance. Therefore, the compensation committee approved payment of 84.3% of the 60% portion of each of Messrs. Fries, Bracken and Dvorak's maximum achievable award that was based on the financial performance and 88.6% of the 60% portion of each of Messrs. Karsten and Nair's maximum achievable award that was based on the financial performance. This approved payment amount was greater than the accelerated payment amount approved on December 31, 2012 for our NEOs employed in the U.S. and, therefore, no recoupment was required. As a result, the compensation committee approved an additional payment to these participants equal to the excess of the final approved payout amount for the 60% portion that was based on financial performance over the amount paid on December 31, 2012.

III-13

With respect to the remaining 40% of the maximum achievable awards, which was based on individual performance, at its March 2013 meeting, the compensation committee considered each NEO's performance against individual performance goals. The individual performance goals consisted of numerous qualitative measures, which included strategic, financial, transactional, organizational and/or operational goals tailored to the individual's role within LGI. In making its decision as to individual annual performance ratings, the compensation committee did not apply any particular weighting across the individual performance goals or relative to other considerations, nor did it require that the executive satisfy each of his goals.
Our CEO's performance goals were organized around four main themes: key operating budget targets and operational initiatives; liquidity, leverage and capital structure targets and initiatives; acquisition and disposition opportunities; and core initiatives for each functional group. In its evaluation of his 2012 performance, the compensation committee considered the various performance objectives that had been assigned to Mr. Fries and our company's accomplishments against those objectives. In this regard, the committee noted that our company had a number of significant performance accomplishments in 2012 under the leadership of Mr. Fries, including:

▪	completion of the disposition of our Australian operations and the acquisition of cable operations in Puerto Rico;

▪	the launch of Horizon TV;

▪	the launch of a new corporate identity;

▪	the increased availability of ultra high-speed internet service in our service areas;

▪	the achievement of key budget metrics;

▪	the attainment of $5.3 billion of consolidated liquidity, including cash and cash equivalents of $3.1 billion at the parent and its non-operating subsidiaries;

▪	the completion of approximately $11 billion in debt financing transactions;

▪	the launch of a 4G wireless network in Chile; and

▪	the achievement of significant financial and operational performance guidance related to OCF and free cash flow growth, organic subscriber additions and equity repurchases.
In reviewing Mr. Fries' performance, the committee considered both what had been accomplished and how such accomplishments had been obtained.  The compensation committee also considered Mr. Fries' responsibilities with respect to overall corporate policy-making and management, in-depth knowledge of our operations and finances, the regulatory and organizational complexities in which we compete, as well as his strong leadership capabilities in delivering key long-term strategic objectives in a challenging global economy, his handling of unanticipated additional responsibilities and keeping the board of directors informed during the year.
With respect to the individual performance of our other NEOs, the compensation committee reviewed their performance with our CEO, giving much deference to our CEO's evaluation of their performance against their respective 2012 performance goals and the resulting annual performance ratings. The members of the compensation committee also have frequent interaction with each of these executives at meetings of the board of directors and events planned for the directors, which interaction assists in informing their judgment. The individual performance goals for the other NEOs related to their respective functional or operational areas of responsibility. Mr. Bracken's goals related to financial strategy, reducing financial risks, balance sheet efficiency, tax strategy, financial planning, and group leadership and coordination with other functional groups. Mr. Dvorak's goals related to projects on data management and integrity, consolidation of financial systems, integration of acquired companies from a consolidation, financial reporting and U.S. GAAP perspective, the internal audit processes, and cross-training programs for the group. Mr. Karsten's goals related to his management of our European Broadband division, including performance against financial and subscriber targets, group leadership and coordination with executive offices, the integration of acquired companies and expansion of services to businesses, execution of new product and service initiatives, and network upgrades and new builds. Mr. Nair's goals related to efficiencies in the procurement of customer equipment, network operations, development and implementation of new technologies for our services, management of capital expenditures, and analysis and development of new service options for customers.

III-14

Based on its evaluation of individual performance and its decisions with respect to the financial performance metrics, the compensation committee approved the payments to our NEOs with respect to their maximum achievable performance awards set forth in the table below. Percentages in the table represent percentages of the maximum achievable performance award.

2012 Annual Cash Performance Award

Name	Maximum Achievable Award	% Payout for Financial Performance (Revenue & OFCF)(60%)	% Payout for Individual Performance (40%)	Aggregate % of Maximum Award (100%)	Approved Award

Michael T. Fries	$4,000,000	84.3%	100%	90.6%	$3,622,000

Charles H.R. Bracken	$1,000,000	84.3%	100%	90.6%	$906,000

Bernard G. Dvorak	$1,000,000	84.3%	100%	90.6%	$906,000

Diederik Karsten	$1,000,000	88.6%	100%	93.2%	$932,000

Balan Nair	$1,000,000	88.6%	100%	93.2%	$932,000
The amounts paid to our NEOs under the 2012 Annual Award Program are reflected in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column.
Equity Incentive Awards
General. Multi-year equity incentive awards, whether in the form of conventional equity awards or performance-based awards, have historically represented a significant portion of our executives' compensation. These awards ensure that our executives have a continuing stake in our company's success, align their interests with our stockholders and also serve the goal of retention through vesting requirements and forfeiture provisions.
Our compensation committee's approach to equity incentive awards for the senior management team places a significant emphasis on performance-based equity awards. Since 2010, the compensation committee's approach has been to set a target annual equity value for each executive, of which approximately two-thirds would be delivered in the form of an annual award of performance-based restricted share units (PSUs) and approximately one-third in the form of an annual award of stock appreciation rights (SARs). A similar approach was applied to equity incentive compensation for approximately 40 other key employees.
In connection with each year's award of PSUs, the compensation committee selects one or more performance measures for the ensuing two-year performance period. For the PSUs awarded to date, the compensation committee has selected as the performance measure growth in consolidated OCF, as adjusted for certain specified events that affect comparability, such as acquisitions, dispositions and changes in foreign exchange rates and accounting principles. In choosing OCF growth as the performance measure, the compensation committee's goal has been to ensure that the management team would be focused on maximizing performance against a variety of key financial metrics during the performance period by using a measure of performance that was different from those selected for the annual cash performance awards. Different performance measures may be selected for the awards in subsequent years.
The compensation committee also sets the performance targets corresponding to the selected performance measure(s) and a base performance objective that must be achieved in order for any portion of our NEOs' PSU awards to be earned. The level of achievement of the performance target within a range established by the compensation committee determines the percentage of the PSU award earned during the performance period, subject to reduction or forfeiture based on individual performance. Earned PSUs will then vest in two equal installments on March 31 and September 30 of the year following the end of the performance period. The PSU awards are subject to forfeiture or acceleration in connection with certain termination of employment or change-in-control events. Each year's award of SARs is made at the same time as awards are made under our annual equity grant program for employees (generally on or around May 1) and on terms consistent with our standard form of SAR award agreement, including a four-year vesting schedule.
In adopting this approach to equity incentive compensation, the compensation committee made the following observations:

▪	The organizational risks of incentive compensation should be reduced through:

•	the use of multiple equity vehicles (PSUs and SARs) with different performance, retention, risk and reward profiles,

•
annual grants of equity awards that spread the target incentive compensation over multiple and overlapping performance/service periods and provide the flexibility to change performance metrics, weighting and targets from grant to grant, and

III-15

•	the setting of achievable target performance levels, while providing higher payout levels for over-performance.

▪
The use of performance-based equity awards, such as PSUs, adds an element of market risk over the performance/service period to better align the interests of management and stockholders, while focusing management on achieving specified performance targets to earn the award.

▪	The use of conventional equity awards, such as SARs, provides a retention mechanism and stockholder alignment by only delivering value if the stock price appreciates.

▪
Providing for forfeiture or reduction of performance-based equity awards based on individual performance ensures that each participant remains accountable for his or her own performance against performance goals tailored to the participant's role and responsibilities.

2012 Equity Incentive Awards. The table below sets forth the target annual equity incentive award values for our NEOs approved by our compensation committee and the grants of 2012 PSUs and SARs made to them in March and May 2012, respectively:

		Two-thirds of Target Annual Equity Value in the Form of:		One-third of Target Annual Equity Value in the Form of:
Name	Target Annual Equity Value	Series A PSU Grant	Series C PSU Grant	Series A SARs	Series C SARs

Michael T. Fries	$8,000,000	54,388	54,388	86,864	86,864

Charles H.R. Bracken	$3,500,000	23,794	23,794	38,000	38,000

Bernard G. Dvorak	$3,500,000	23,794	23,794	38,000	38,000

Diederik Karsten	$3,500,000	23,794	23,794	38,000	38,000

Balan Nair	$3,500,000	23,794	23,794	38,000	38,000

The 2012 target annual equity values for each of our NEOs were unchanged from those approved in 2011. Each 2012 PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.
The performance period for the 2012 PSUs is January 1, 2012 to December 31, 2013. The performance target selected by the committee for the base case plan was achievement of a target compound annual growth rate in consolidated operating cash flow (OCF CAGR) based on a comparison of our 2011 actual results to those reflected in our then existing long-range plan for 2013. The target OCF CAGR is subject to upward or downward adjustment, on a mandatory or a discretionary basis, for certain events in accordance with the terms of the grant agreement. For example, the base case plan from which the target OCF CAGR was calculated will be adjusted for the acquisitions of businesses during the performance period in accordance with guidelines established by the compensation committee and the target OCF CAGR will be recalculated based on the adjusted base case plan. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their target 2012 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2012 PSUs will vest on March 31, 2014 and the balance on September 30, 2014.
The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for any NEO to be eligible to earn any of their 2012 PSUs. If the base performance objective is achieved, our NEOs will be eligible to earn between 50% and 150% of their 2012 PSUs, subject to alignment with our company's and the individual's performance. The base performance objective was designed so that the awards would qualify as performance-based compensation under Section 162(m).
The 2012 PSU awards and the SAR awards of our NEOs are reflected in the Summary Compensation Table below under the “Stock Awards” and “Option Awards” columns, respectively.

III-16

Decisions for 2011 PSUs. As disclosed in last year's proxy statement, the performance period for the 2011 PSUs was January 1, 2011 to December 31, 2012. In common with the 2012 PSUs, the performance measure was a two-year OCF CAGR. For the 2011 PSUs, the performance target was an OCF CAGR for our company of 4.5%. The following table sets forth the threshold, target and maximum performance levels and related payouts approved by the compensation committee:

	Performance
	Performance	Two-year
	Level	OCF CAGR	Payout

Maximum	125%	5.6%	150%
Target	100%	4.5%	100%
Threshold	75%	3.4%	50%
The compensation committee determines the actual payout by “straight line interpolation” if our actual OCF CAGR for the performance period falls between the specified threshold, target and maximum performance levels in the table. The actual OCF CAGR for the performance period is calculated by comparing 2012 OCF against 2010 OCF, as adjusted for events during the performance period such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles that affect comparability. The compensation committee may also adjust the target OCF CAGR for extraordinary events that distort performance.
On December 31, 2012, the compensation committee reviewed the calculations of 2010 and 2012 consolidated OCF and the resulting OCF CAGR based on data then available to LGI, as adjusted pursuant to the terms of the 2011 PSU grant agreements and guidelines adopted by the compensation committee, which had been prepared by management. The compensation committee determined that the base performance objective of achievement of at least 50% of the target OCF CAGR, subject to limited adjustments, had been achieved. The compensation committee made this determination at year-end 2012 due to developments concerning the likely increase in U.S. individual tax rates in 2013. Based on the foregoing, the compensation committee determined that 95.5% of the target OCF CAGR was achieved. Management also confirmed that no 2011 PSU participant, who was employed in the U.S., would receive an annual performance rating below 3.0 for the 2011 PSU performance period. The compensation committee further determined that each 2011 PSU participant employed in the U.S. had earned 91.0% of their target 2011 PSUs based on the percentage of the target OCF CAGR achieved.
Also on December 31, 2012, the compensation committee modified the 2011 PSUs with respect to those participants who are employed in the U.S. by approving (1) the grant, and immediate vesting, of freely-tradable LGI Series A shares and LGI Series C shares (in equal amounts) in exchange for earned 2011 PSUs that would have vested March 31, 2013, and (2) the grant of restricted LGI Series A shares and restricted LGI Series C shares (in equal amounts) that will vest on September 30, 2013, in exchange for earned 2011 PSUs that would have vested on September 30, 2013. The compensation committee reserved the right, in its sole discretion, to require forfeiture of any or all of the restricted shares received by such participants to the extent the OCF CAGR for the performance period, as adjusted and based on audited financial results, would warrant the grant of fewer restricted shares than that based on the achieved OCF CAGR as determined on December 31, 2012. It also reserved the right in its sole discretion, to require such forfeiture in the event a participant receives an APR below 4.0 for the 2011 performance period.
At its meeting in March 2013, management presented for discussion the final calculations it had prepared of the OCF CAGR. The calculations were based on audited 2010 and 2012 consolidated OCF, each as adjusted pursuant to the terms of the 2011 PSU grant agreements and guidelines adopted by the compensation committee.
The compensation committee also approved further discretionary adjustments for certain events or circumstances that in its view distorted performance. These revisions included (1) adjustments for consistency of foreign currency exchange translations, (2) adjustments to include pre-acquisition OCF for companies acquired during the first year of the performance period (including our acquisition of businesses in Germany and Poland), (3) adjustments to exclude the effect of acquisitions made during the second year of the performance period (including cable operations in Puerto Rico and programming in Latin America), (4) adjustments for the disposition of our Australian operations and certain programming assets, and (5) other adjustments primarily for the revenue-based tax imposed by Hungary, the wage tax imposed in the Netherlands and certain litigation costs. These adjustments, in the aggregate, (1) increased our OCF in 2010 by 3.8% to $4.4 billion, (2) increased our target OCF for 2012 by 5.3% to $4.9 billion, (3) decreased our actual OCF for 2012 to $4.9 billion (a decrease of less than 1%), (4) increased our target OCF CAGR for the performance period from 4.5% to 5.3%, and (5) decreased our actual OCF CAGR for the performance period from 5.3% to 5.1%.
Based on the foregoing, the compensation committee determined that 96.7% of the target OCF CAGR had been achieved. This determination was made by dividing the adjusted actual OCF CAGR achieved (5.1%) by the adjusted target OCF CAGR (5.3%) using maximum available precision. That percentage achievement of the target OCF CAGR, which fell between the threshold and target levels in the preceding table, translated into 93.5% of the target 2011 PSUs being earned, as shown below.

III-17

The compensation committee further determined that based on each NEO's individual performance over the performance period, no reduction would be made to the percentage of target 2011 PSUs, which had been earned based on financial performance. Because the 93.5% payout percentage was greater than the 91.0% payout percentage approved by the compensation committee on December 31, 2012 for the U.S. participants, the compensation committee granted to the U.S. participants, including our NEOs Messrs. Fries, Dvorak and Nair, a number of time-vested restricted share units in an amount equal to the excess of the PSUs earned over the number of restricted shares previously granted on December 31, 2012. The restricted share units will vest on September 30, 2013.
The table below sets forth the actual number of the 2011 PSUs that were earned and which, for the U.S. NEOs, were converted to freely-tradable shares, restricted shares and time-vested restricted share units and, for the other NEOs, were converted to time-vested restricted share units pursuant to the terms of the 2011 PSUs, as amended.

Name	Series A Shares (1)	Series C Shares (1)	Restricted Series A Shares (2)	Restricted Series C Shares (2)	Series A Restricted Share Units	Series C Restricted Share Units

Michael T. Fries	29,271	29,271	29,271	29,271	1,608 (3)	1,608 (3)

Charles H.R. Bracken	—	—	—	—	26,317 (4)	26,317 (4)

Bernard G. Dvorak	12,807	12,807	12,807	12,807	703 (3)	703 (3)

Diederik Karsten	—	—	—	—	26,317 (5)	26,317 (5)

Balan Nair	12,807	12,807	12,807	12,807	703 (3)	703 (3)
____________________
(1) The number of freely tradable shares issued on December 31, 2012.
(2) The number of restricted shares issued on December 31, 2012, which restrictions will lapse on September 30, 2013.
(3) These restricted shares units will vest in full on September 30, 2013.
(4) These restricted share units will vest in two equal installments on April 6, 2013 and September 30, 2013.
(5) These restricted share units will vest in two equal installments on March 31, 2013 and September 30, 2013.

III-18

In November 2012, the compensation committee modified the 2011 PSUs with respect to those participants who are employed in the U.K., including Mr. Bracken, by approving a delay of the first vesting date to April 6, 2013, for 50% of the restricted share units awarded to such participants pursuant to the terms of the 2011 PSUs. This delay allowed for the vesting of the 2011 PSUs to occur in the 2013-2014 U.K. tax year.
The compensation committee discussed the goals that the 2011 PSUs had been designed to achieve and was satisfied that these goals had been met. In addition, the senior management team remained highly motivated and, except for a retirement and a resignation due to disability, intact during the two-year period ended December 31, 2012.
Stock Ownership Policy
Our compensation committee has established an Executive Stock Ownership Policy for our executive officers and senior officers. The purpose of the Executive Stock Ownership Policy is to ensure that such officers have a significant stake in our long-term success. As a result, the compensation committee established guidelines for ownership of our common stock based on an individual's level in our company and expressed as a multiple of base salary as follows:

Position	Guideline
Chief Executive Officer	5 times base salary
Executive Vice Presidents, including Co-Chief Financial Officers	4 times base salary
All Senior Vice Presidents and President of Liberty Global Latin America division	3 times base salary
Executive and senior officers, who were subject to the policy at the time of adoption, were expected to be in compliance with the ownership guidelines within two years of the policy's effective date. New executive and senior officers must be in compliance within four years of the date they become subject to the policy. In calculating the value of stock owned by an executive and a senior officer, the policy includes the value of shares owned jointly with and separately by the officer's spouse and minor children, 50% of the value of vested shares held in the officer's account in our 401(k) Plan, and 50% of the in-the-money value of vested stock options and SARs. As of December 31, 2012, the value of the stock owned by Mr. Fries, as calculated in accordance with the policy, significantly exceeded five times his base salary. In addition, at such date, our other NEOs were in compliance with the terms of the policy.
Deferred Compensation Plan
Under the Liberty Global, Inc. Deferred Compensation Plan, those executive and other officers of LGI, its subsidiaries and divisions who are designated as participants from time to time by our compensation committee may elect to defer payment of certain of their compensation as described under Deferred Compensation Plan below. We do not have a pension or other defined benefit-type plan to offer our executive and senior officers and contributions to our defined contribution 401(k) Plan are capped by law. Accordingly, the Deferred Compensation Plan was adopted by the compensation committee to provide a tax-efficient method for participants to accumulate value, thus enhancing our ability to attract and retain senior management. With respect to the tax ramifications to us of the Deferred Compensation Plan, the compensation committee noted in adopting the plan that the corporate tax deduction on the deferred compensation may not be taken until payments to participants are made, but that we will have use of the cash in the interim. Although our compensation committee deemed the Deferred Compensation Plan to be an important benefit to participants, it is not included in any quantitative valuation with the three main components of our compensation packages, because participation in the plan, and to what extent, is at each participant's discretion.
Other Benefits
We do not offer perquisites and other personal benefits on a general basis to our executive officers. The personal benefits we have provided are limited in scope and fall into three principal categories:

▪	limited personal use of our corporate aircraft;

▪	an annual auto allowance or use of a company auto for our executive officers working in Europe; and

▪	an executive health plan.
Under our aircraft policy, our CEO, other executive officers and certain senior officers, with our CEO's approval, may use our corporate aircraft for personal travel, subject to reimbursing us for the incremental costs incurred. For 2011, our compensation committee authorized personal use of our aircraft by our CEO for up to 90 flight hours per year, without cost reimbursement, as part of his compensation package, subject to annual review by the committee. During its annual review, the compensation committee made no modification to the flight hours for 2012. Also under our aircraft policy, our CEO and, with his approval, our other executive officers and certain senior officers may have family members or other personal guests accompany them on our corporate aircraft while traveling on business without reimbursing us for the incremental cost attributable to the personal guest.

III-19

The taxable income of an officer will include imputed income equal to the value of the personal use of our aircraft by him and by his personal guests determined using a method based on the Standard Industry Fare Level (SIFL) rates, as published by the Internal Revenue Service (IRS) (in the case of U.S. taxpayers), or based on the cost of the flight for personal use and based on the cost of a commercial ticket for guests (in the case of U.K. and Netherlands taxpayers). Income is imputed only to the extent that the value derived by such applicable method exceeds the amount the officer pays us for such personal use.
The methods we use to determine our incremental cost attributable to personal use of our corporate aircraft are described in the notes to the Summary Compensation Table. Because our aircraft are used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, purchase costs of aircraft, and costs of maintenance and upkeep.
For our management-level employees in the Netherlands, the U.K. and certain other European countries, including two of our NEOs who work in these locations, we provide an annual auto allowance, with variations in the cost of providing this benefit based on the employee's position and location.
We also provide an executive health plan for our executive and senior officers to proactively manage and improve their health. The benefits of this program include a complete medical history review, annual physical examinations, comprehensive laboratory testing, diagnostic testing and consultations with specialists.
Our NEOs also participate in various benefit plans offered to all salaried employees in the applicable country of employment.
Tax and Accounting Considerations
In making its compensation decisions, our compensation committee considers the limitations on deductibility of executive compensation under Section 162(m). That provision prohibits the deduction of compensation in excess of $1 million paid to certain executives, subject to certain exceptions. One exception is for performance-based compensation, including stock options and SARs, granted under stockholder-approved plans such as the Incentive Plan. Our compensation committee generally seeks to design the principal elements of our compensation program, such as annual cash performance awards, SAR grants and the terms of our PSU awards, so as to ensure deductibility consistent with the requirements of Section 162(m). It has not, however, adopted a policy requiring all compensation to be deductible, in order to maintain flexibility in making compensation decisions. Certain types of compensation, such as non-business use of corporate aircraft without reimbursement and grants of restricted shares and restricted share units that do not include a performance condition, may not be deductible due to the application of Section 162(m). All grants of restricted shares and restricted share units to our NEOs since 2006 have been performance based. Our compensation committee also endeavors to ensure that any compensation that could be characterized as non-qualified deferred compensation complies with Section 409A of the Code.
Our compensation committee also takes into account from time to time, as appropriate, the accounting treatment of compensation elements in determining types and levels of compensation, including method of payment, for our executive officers.
Recoupment Policy
The terms of our PSU awards and our annual cash performance awards for executive officers, including the awards, as modified, to our executive officers employed in the U.S. on December 31, 2012, provide that if our consolidated financial statements for any of the years relevant to the determination of whether the applicable performance metrics have been met are required to be restated at any time as a result of an error (whether or not involving fraud or misconduct) and our compensation committee determines that if the financial results had been properly reported the portion of the awards that would have been earned by participants would have been lower than the awards actually earned by them, then each participant will be required to refund and/or forfeit the excess amount of his or her earned award.
Post-Employment Benefits and Change in Control
We have not adopted a severance policy covering our NEOs or other executive officers. Certain of our NEOs are entitled to limited post-employment benefits under their employment agreements. See Employment and Other Agreements below. Otherwise, they are entitled to the same benefit of accelerated vesting of all or part of conventional equity awards made under the Incentive Plan on certain termination-of-employment events as other holders of such awards. Similarly, the Incentive Plan provides the same treatment to all holders of conventional equity awards granted under the Incentive Plan upon the occurrence of certain change-in-control events. Accordingly, the existence of these potential post-employment and change-in-control benefits has not influenced our compensation committee's decisions with respect to executive compensation.
In designing the terms for the PSU awards, our compensation committee determined that only a limited set of events would warrant automatic acceleration of awards thereunder. The terms of the PSU awards do not guarantee that any portion of an award will be deemed earned upon termination of employment, except as a result of death, nor that vesting of earned awards will be

III-20

accelerated upon termination of employment, except as a result of death or disability. Awards will only be accelerated upon specified change-in-control events if the awards are not continued on the same terms and conditions or, in the case of certain corporate reorganization transactions, effective provision has not been made for the assumption or continuation of the awards on equivalent terms.
The compensation committee believed these limited acceleration events related to a change in control provide appropriate protection to participants and would serve to maintain morale and aid retention during the disruptive circumstances of a change in control. The compensation committee reserved discretion to approve the accelerated vesting of an individual's award or an amendment to an individual's award agreements when it deemed appropriate under the circumstances.
For additional information on post-employment benefits and change-in-control provisions, see Potential Payments upon Termination or Change in Control below.
Timing of Equity Awards
In 2006, our compensation committee adopted a policy that the consideration and approval of proposed annual grants of conventional equity awards to employees, including our NEOs, would occur at the compensation committee meeting held in conjunction with our board's regularly scheduled second quarter meeting each year. Typically this meeting occurs at the end of April or the beginning of May. The exercise price or base price of option and SAR grants approved at this meeting is set at the respective closing prices of our Series A common stock and Series C common stock on the grant date, which is the date of the meeting or, if later, May 1 of the same year. Grants of equity awards to eligible employees would otherwise only be made in connection with significant events, such as hiring or promotion.
For purposes of determining the number of Series A and Series C PSUs and SARs to be granted each year for the target annual equity values of our executive officers and other key employees, our compensation committee adopted a policy of using the average of the closing prices of our Series A and Series C common stock for a trading period ending on the second trading day preceding the date of the committee meeting to approve the grants.
Policies Regarding Hedging
Our Insider Trading Policy requires each of our directors and executive officers to pre-clear all proposed transactions in our company's securities, including hedging or monetization transactions, with the Legal Department or our company's outside counsel. The policy prohibits short sales of our company's securities by any director or employee. We do not have a policy that specifically prohibits our directors or executive officers from hedging the economic risk of stock ownership.
Compensation Committee Report
The compensation committee has reviewed the Compensation Discussion and Analysis above and discussed it with management. Based on such review and discussions, the compensation committee recommended to LGI's board of directors that the Compensation Discussion and Analysis be included in Part III of our Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:

John P. Cole, Jr.
Larry E. Romrell
J.C. Sparkman (chairman)

III-21

Summary Compensation
The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2012, 2011 and 2010. As discussed in the footnotes and in the Narrative to Summary Compensation and Grants of Plan-Based Awards Tables below, the values presented in the tables do not always reflect the actual compensation received by our named executive officers during the relevant fiscal year. Amounts paid in British pounds or euros, as the case may be, have been converted into U.S. dollars based on the average exchange rate for the applicable year.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(4)	All Other Compensation ($)(5)	Total ($)

Michael T. Fries	2012	996,231	(6)	—	5,460,555	2,998,218	3,622,000	(7)	150,724	784,753	14,012,481
President & Chief	2011	986,000	(6)	—	5,144,147	3,068,648	4,000,000	(7)	59,629	555,787	13,814,211
Executive Officer	2010	985,554		—	5,295,187	2,958,353	2,559,000	(8)	235	516,704	12,315,033

Charles H.R. Bracken	2012	638,669	(9)	—	2,388,917	1,190,124	906,000		—	79,596	5,203,306
Executive Vice	2011	631,648	(9)	—	2,250,714	1,177,913	1,000,000		—	76,221	5,136,496
President & Co-Chief	2010	608,562	(9)	—	2,316,609	1,119,123	853,000		—	73,804	4,971,098
Financial Officer
(Principal Financial
Officer)

Bernard G. Dvorak	2012	534,692		—	2,388,917	1,311,617	906,000		—	34,543	5,175,769
Executive Vice	2011	523,000		—	2,250,714	1,342,199	1,000,000		—	18,296	5,134,209
President & Co-Chief
Financial Officer	2010	522,754		—	2,316,609	1,294,432	853,000		—	19,525	5,006,320
(Principal Accounting
Officer)

Diederik Karsten (13)	2012	656,385	(10)	—	2,388,917	1,190,124	932,000		—	162,581	5,330,007
Executive Vice	2011	665,322	(10)	—	2,250,714	1,177,913	1,000,000		—	163,828	5,257,777
President, European
Broadband
Operations

Balan Nair (13)	2012	547,692	(11)	—	2,388,917	1,311,617	932,000	(12)	41,960	73,553	5,295,739
Executive Vice	2011	536,000	(11)	—	2,250,714	1,342,199	1,000,000	(12)	18,469	45,650	5,193,032
President & Chief
Technology Officer
____________________

(1)
The 2012 dollar amounts shown in the “Stock Awards” column reflect the grant date fair value of each NEO's target 2012 PSUs determined in accordance with the Financial Accounting Standards Board Statement of Accounting Standards Codification Topic 718 (FASB ASC 718). The grant date fair value for the maximum achievable 2012 PSU awards (150% of target) would be $8,190,832 for Mr. Fries and $3,583,376 for each of the other NEOs. Earned awards will vest, subject to forfeiture or acceleration under certain circumstances, in two equal installments on each of March 31, 2014 and September 30, 2014.

(2)
The 2012 dollar amounts shown in the “Option Awards” column reflect the grant date fair value in accordance with FASB ASC 718 of SAR awards granted to our NEOs in 2012. Such dollar amounts exclude the impact of estimated forfeitures and assume a risk-free interest rate of 0.94%, a volatility rate of 38.0% and an expected term of 5.2 years with respect to Messrs. Fries, Dvorak and Nair and a risk-free interest rate of 0.66%, a volatility rate of 40.4% and an expected term of 3.9 years with respect to Messrs. Bracken and Karsten. Messrs. Bracken, Dvorak, Karsten and Nair were each granted the same number of SARs in 2012. The differences in the grant date fair value of their SAR awards are attributable to the different valuation assumptions described above, which were applied based on their respective home countries. The SAR awards vest 12.5% on November 1, 2012 and thereafter in 14 equal quarterly installments commencing February 1, 2013, and have a seven year term.

(3)
The dollar amounts in the “Non-Equity Incentive Plan Compensation” column reflect the annual cash performance awards earned by the NEOs under the Incentive Plan during the years indicated. For 2012, the compensation committee determined

III-22

the final award amounts on December 31, 2012 at its March 18, 2013 meeting. The awards were paid out in the spring of 2013, except for a portion paid to Messrs. Dvorak, Fries and Nair on December 31, 2012 (as described under Compensation Discussion and Analysis—Elements of Our Compensation Packages—Annual Cash Performance Awards above).

(4)
The dollar amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column reflect the above-market value of accrued interest on compensation previously deferred by the applicable NEO under our Deferred Compensation Plan. The above-market value of accrued interest is that portion of the accrued interest equal to the amount that exceeds 120% of the applicable federal long-term rate (with compounding) at the time the interest rate under the Deferred Compensation Plan was set. See also notes (6), (7), (8), (11) and (12) below.

(5)	The following table provides additional information about the 2012 amounts that appear in the “All Other Compensation” column in the Summary Compensation Table above:

Name	401(k) Plan (a)	U.K. Defined Contribution Plan (b)	NL Defined Contribution Plan (c)	Auto Allowance	Miscellaneous (d)	Total

Michael T. Fries	$—	$—	$—	$—	$784,753	$784,753
Charles H.R. Bracken	$—	$54,184	$—	$22,973	$2,439	$79,596
Bernard G. Dvorak	$17,000	$—	$—	$—	$17,543	$34,543
Diederik Karsten	$—	$—	$125,109	$31,095	$6,377	$162,581
Balan Nair	$15,522	$—	$—	$—	$58,031	$73,553
 __________

(a)
Represents matching employer contributions made under our 401(k) Plan. Under the plan, participants may make contributions annually, subject to federal limits, and we make a matching contribution equal to 100% of the participant's contribution up to the lesser of the federal limit on contributions or 10% of their cash compensation (excluding awards under the Incentive Plan). Voluntary catch-up contributions permitted under federal law for persons age 50 or older, however, are not matched. Messrs. Fries, Dvorak and Nair are fully vested in their respective 401(k) Plan accounts.

(b)
Represents employer contributions pursuant to the Liberty Global Group Pension Plan in the U.K. Under this plan, Liberty Global Europe Ltd. (LGE) retains a plan provider that assists participating U.K. employees with establishing individual pension plans, which are defined contribution personal retirement savings plans. The employer then makes monthly contributions to each participant's pension plan equal to a percentage of the participant's monthly base salary, which varies based on age group. For Mr. Bracken, the employer contribution is 9% of his base salary. The maximum employer contribution is 14% of base salary for employees over the age of 60. Participants are required to make a contribution of at least 3% of their base salary to their individual pension plans. The participant's contributions are not capped although the tax benefits to the participant are significantly less if such participant's annual contributions exceed £50,000 ($79,239) or a lifetime contribution in excess of £1.5 million ($2.4 million), as such limits may be changed by the U.K. government from time to time. Participating U.K. employees, including Mr. Bracken, are fully vested in the employer contributions to their respective pension plans.

(c)
Represents employer contributions pursuant to the Dutch Liberty Global Pension Plan in the Netherlands. This is a defined contribution plan and Liberty Global Europe B.V. (LGE BV) retains an insurance company to execute the Dutch Liberty Global Pension Plan. This plan also includes a survivor's pension and insurance covering a waiver of premium in the case of disability. The employer makes a contribution to each participant's pension plan equal to a percentage of the participant's pensionable salary (annual base salary minus an offset), which varies based on age group. The employer also pays the contributions for the pension plan insurance. For Mr. Karsten, the employer contribution is 16.9% of his pensionable salary. Participants are required to make a contribution of at least 3% of their base salary to their individual pension plans. Participating Netherlands employees, including Mr. Karsten, are fully vested in the employer contributions to their respective pension plans.

(d)	Amounts reflect the following:

•	Premiums for term life insurance for Messrs. Fries ($1,656), Dvorak ($1,680) and Nair ($2,169) under our group term life insurance benefit plan for U.S. employees.

•	Premiums for term life insurance for Mr. Bracken ($1,558) under LGE's group life assurance policy for U.K. employees.

•	Payments made on behalf of Messrs. Bracken, Dvorak, Fries and Nair under our executive health plan.

III-23

•
Our aggregate incremental cost attributable to personal use of our aircraft or having a personal guest on a business flight by each of the following NEOs is: Mr. Dvorak ($8,684), Mr. Fries ($222,819), Mr. Karsten ($6,377) and Mr. Nair ($618). Aggregate incremental cost for personal use of our aircraft is determined on a per flight basis and includes fuel, oil, lubricants, hourly costs of aircraft maintenance for the applicable number of flight hours, in-flight food and beverage services, trip-related hanger and tie down costs, landing and parking fees, travel expenses for crew and other variable costs specifically incurred. Aggregate incremental cost for a personal guest is determined based on our average direct variable costs per passenger for fuel and in-flight food and beverage services, plus, when applicable, customs and immigration fees specifically incurred.

•	The cost of memberships in certain professional organizations for Mr. Fries.

•	The tax gross-up of $63 on gifts from us to Messrs. Fries, Dvorak and Nair, valued at less than $200.

•
Contributions to several charitable and non-profit organizations made by LGI at the request of Mr. Fries. Such contributions aggregated $529,734 and are not included in Mr. Fries' LGI income for tax purposes. Of the organizations that received such contributions, Mr. Fries is a member of the board of four of the organizations and on the advisory board of another organization to which LGI contributed. The contributions to these organizations were $257,234, $20,000, $5,000, $16,500 and $12,500, respectively.

•
LGI matched $5,200 in contributions by Mr. Dvorak though its company-match program, which is open to all employees. Such contributions are not included in Mr. Dvorak's LGI income for 2012 tax purposes.

•
Contributions to a charitable and non-profit organization made by LGI at the request of Mr. Nair. In addition, LGI matched $26,500 in contributions by Mr. Nair through its company-match program, which is open to all employees. Such contributions (aggregate $54,000) are not included in Mr. Nair's LGI income for tax purposes.

•
During 2012, Messrs. Dvorak, Fries and Nair each used sporting and concert event tickets at no incremental cost to us. In addition, at the request of Mr. Fries, we donated 20 tickets at no incremental cost to us to a fundraiser for his daughter's school and 12 tickets at no incremental cost to us to a fundraiser for a charity. Such contributions are not included in Mr. Fries' LGI income for tax purposes.

•	During 2012, Mr. Bracken used sporting tickets made available generally to all employees of our U.K. offices on a first come, first served basis for which we do not attribute compensation.

(6)
Amount includes $896,608 of Mr. Fries' 2012 salary and $887,400 of Mr. Fries' 2011 salary, respectively, the payment of which Mr. Fries elected to defer pursuant to our Deferred Compensation Plan. Such deferred amounts accrue interest at the rate of 9% per annum compounded quarterly until paid in full to him. In January 2012, LGI paid the amount deferred from his 2011 salary, plus accrued interest.

(7)
Amount includes $2,000,000 of Mr. Fries' 2011 annual cash performance award and $3,622,000 (including $1,903,200 contributed in 2012) of Mr. Fries' 2012 annual cash performance award, the payments of which Mr. Fries elected to defer pursuant to our Deferred Compensation Plan. Such deferred amount accrues interest at the rate of 9% per annum compounded quarterly until paid in full to him. The amount deferred of his 2011 annual cash performance award, plus accrued interest, were paid in a lump sum in March 2013, and the amount deferred of his 2012 annual cash performance award, plus accrued interest, will be paid in December 2015.

(8)
Amount includes $844,470 of Mr. Fries' 2010 annual cash performance award, the payment of which Mr. Fries elected to defer pursuant to our Deferred Compensation Plan. Such deferred amount accrues interest at the rate of 9% per annum compounded quarterly until paid in full to him. In December 2012, LGI paid the amount deferred, plus accrued interest.

(9)
For the years indicated, Mr. Bracken received all or a portion of his salary, perquisites and employee benefits in British pounds, which have been converted for this presentation to U.S. dollars based upon the average exchange rate in effect during each respective year (0.6310 for 2012, 0.6238 for 2011 and 0.6474 for 2010).

(10)
For the years indicated, Mr. Karsten received all or a portion of his salary, perquisites and employee benefits in euros, which have been converted for this presentation to U.S. dollars based upon the average exchange rate in effect during each respective year (0.7779 for 2012 and 0.7190 for 2011). Due in part to his promotion at the beginning of 2011, Mr. Karsten received less than the annual salary specified in his employment agreement in 2011 because under standard Dutch payroll practice for vacation pay, a portion of his salary is accrued on a monthly basis and paid in mid-2012.

(11)
Amount includes $109,538 of Mr. Nair's 2012 salary and $107,200 of Mr. Nair's 2011 salary, respectively, the payments of which Mr. Nair elected to defer pursuant to our Deferred Compensation Plan. Such deferred amounts accrue interest at the rate of 9% per annum compounded quarterly until paid in full to him. In December 2012, LGI paid these deferred amounts, plus accrued interest.

III-24

(12)
Amount includes $500,000 of Mr. Nair's 2011 annual cash performance award and $466,000 (including $237,900 contributed in 2012) of Mr. Nair's 2012 annual cash performance award, the payments of which Mr. Nair elected to defer pursuant to our Deferred Compensation Plan. Such deferred amounts accrue interest at the rate of 9% per annum compounded quarterly until paid in full to him. The amount deferred of his 2011 annual cash performance award, plus accrued interest, will be paid in a lump sum in December 2014, and the amount deferred of his 2012 annual cash performance award, plus accrued interest, will be paid in December 2015.

(13)	Compensation information has been included for 2012 and 2011 only because Messrs. Karsten and Nair were not named executive officers in 2010.
Grants of Plan-Based Awards
The table below sets forth certain information concerning the grants of equity based awards and the annual cash performance awards granted to our named executive officers under the Incentive Plan during the year ended December 31, 2012, as more fully described below under Narrative to Summary Compensation and Grants of Plan-Based Awards Tables. The actual amount of the 2012 cash performance award approved for each named executive officer is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units (#)	All other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock & Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Michael T. Fries	02/29/2012	—	—	4,000,000
Series A	03/14/2012				27,194	54,388	81,582				2,787,929
Series C	03/14/2012				27,194	54,388	81,582				2,672,626
Series A	05/01/2012							—	86,864	49.99	1,526,438
Series C	05/01/2012							—	86,864	48.20	1,471,780

Charles H.R. Bracken	02/29/2012	—	—	1,000,000
Series A	03/14/2012				11,897	23,794	35,691				1,219,680
Series C	03/14/2012				11,897	23,794	35,691				1,169,237
Series A	05/01/2012							—	38,000	49.99	605,910
Series C	05/01/2012							—	38,000	48.20	584,214

Bernard G. Dvorak	02/29/2012	—	—	1,000,000
Series A	03/14/2012				11,897	23,794	35,691				1,219,680
Series C	03/14/2012				11,897	23,794	35,691				1,169,237
Series A	05/01/2012							—	38,000	49.99	667,764
Series C	05/01/2012							—	38,000	48.20	643,853

Diederik Karsten	02/29/2012	—	—	1,000,000
Series A	03/14/2012				11,897	23,794	35,691				1,219,680
Series C	03/14/2012				11,897	23,794	35,691				1,169,237
Series A	05/01/2012							—	38,000	49.99	605,910
Series C	05/01/2012							—	38,000	48.20	584,214

Balan Nair	02/29/2012	—	—	1,000,000
Series A	03/14/2012				11,897	23,794	35,691				1,219,680
Series C	03/14/2012				11,897	23,794	35,691				1,169,237
Series A	05/01/2012							—	38,000	49.99	667,764
Series C	05/01/2012							—	38,000	48.20	643,853
Narrative to Summary Compensation and Grants of Plan-Based Awards Tables
The amounts reported for 2012 in the Summary Compensation Table include salary, annual cash performance awards, equity incentive grants, benefits and perquisites as more fully described in Compensation Discussion and Analysis—Elements of Our Compensation Packages above. The following discussion focuses on the annual cash performance award component of 2012 total compensation and the equity incentive grants reflected in the Grants of Plan-Based Awards Table. Additional information with respect to the other components of 2012 compensation is provided in the notes to the Summary Compensation Table. Also discussed are the vesting and forfeiture provisions applicable to 2012 PSU awards.

III-25

Non-Equity Incentive Plan Awards
The maximum achievable amount of the 2012 annual cash performance awards for each of our NEOs is shown in the Grants of Plan-Based Awards Table under the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column. Because the compensation committee has discretion to pay no award notwithstanding the achievement of the base performance objective, no “threshold” or minimum awards are reflected in the Table. The amount each NEO actually earned of his 2012 annual cash performance award is reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For the NEOs based in the U.S., LGI paid their earned 2012 annual cash performance award in part on December 31, 2012 and the rest in March 2013. For Mr. Karsten and Mr. Bracken, LGI paid their earned 2012 annual cash performance award in a lump sum in March 2013 and April 2013, respectively.
Equity Incentive Plan Awards
In accordance with SEC rules, equity incentive plan awards are those awards that fall within the scope of FASB ASC 718. In the Summary Compensation Table, the fair market value of an equity incentive plan award is reflected in the "Stock Awards" column or the "Option Awards" column depending on the nature of the award. All of the dollar amounts shown for our NEOs' Stock Awards for 2012 represent the grant date fair value calculated in accordance with FASB ASC 718 of their target 2012 PSU award granted on March 14, 2012, taking into account the probable outcome as of the grant date of the performance conditions of the plan, excluding the impact of estimated forfeitures. All of the dollar amounts shown for our NEOs' Options Awards for 2012 represent the grant date fair value calculated in accordance with FASB ASC 718 of their SAR awards, the grant of which was approved by the compensation committee on May 1, 2012. Such amounts exclude the impact of estimated forfeitures and take into account a risk-free interest rate of 0.94%, a volatility rate of 38.0% and an expected term of 5.2 years with respect to Messrs. Fries, Dvorak and Nair and a risk-free interest rate of 0.66%, a volatility rate of 40.4% and an expected term of 3.9 years with respect to Messrs. Bracken and Karsten. Messrs. Bracken, Karsten, Dvorak and Nair were each awarded the same number of SARs. The SAR awards were made at the same time as SAR awards were made under the annual equity grant program for our eligible employees and with the same terms as SAR grants to all such eligible employees.
As described under Compensation Discussion and Analysis—Elements of Our Compensation Packages—Equity Incentive Awards above, the 2012 PSU awards have a two-year performance period beginning January 1, 2012, followed by a service period during which 50% of the earned 2012 PSUs will vest on March 31, 2014, and the balance on September 30, 2014. The number of 2012 PSUs that a grantee actually earns will depend on our company's performance against the target OCF CAGR and the individual's performance during the two-year performance period. Further, earned awards are subject to forfeiture or acceleration under certain circumstances during the 2014 service period and the value that a grantee may realize from his earned and vested 2012 PSUs will vary directly with our stock price.
Each grantee has the opportunity to earn varying percentages of his or her target 2012 PSUs based primarily on our level of achievement of a target OCF CAGR during the two-year performance period. A performance range of 75% to 125% of the target OCF CAGR would generally result in a participant earning 50% to 150% of his or her target 2012 PSUs, subject to reduction or forfeiture based on individual performance. The compensation committee also established a base performance objective that must be achieved for our NEOs to earn any portion of their target 2012 PSU award.
Generally, a grantee must continue to be employed by LGI or one of its subsidiaries (1) at the end of the performance period to earn any portion of his target 2012 PSUs and (2) at each vesting date during the service period to avoid forfeiture of the unvested balance of his earned 2012 PSUs. Termination of employment due to death or disability during the performance period will generally result in acceleration of vesting of a prorated portion of the grantee's target 2012 PSUs, in the case of death, or of the number of 2012 PSUs that the grantee would have earned had employment continued, in the case of disability. Termination of employment due to death or disability during the service period will result in the balance of the grantee's earned 2012 PSUs becoming vested, which will then be settled on the scheduled vesting dates.
If termination of employment is voluntary or for cause, the grantee will forfeit any remaining rights to earn or vest in his 2012 PSUs. If the grantee's employment is terminated without cause or the grantee resigns for good reason, the compensation committee has discretion to accelerate vesting of some portion of the grantee's target 2012 PSUs, if cessation of employment occurs during the performance period, or of some portion of the unvested balance of the grantee's earned 2012 PSUs, if the cessation of employment occurs during the service period. There is no guarantee of acceleration and in no event may the accelerated amount of 2012 PSUs or the terms of their settlement be more favorable to the grantee than if his cessation of employment was due to disability.
Certain change-in-control events will result in the accelerated vesting of a grantee's target 2012 PSUs or the remaining balance of his earned 2012 PSUs, but only if the grant agreement is not continued on the same terms and conditions or effective provision has not been made for the assumption or continuation of the grant agreement on equivalent terms. If the grant agreement is so continued or assumed, then (1) if the change-in-control event occurs during the performance period, the grantee will be

III-26

deemed to have earned his target 2012 PSUs, which will be converted to time-vested restricted share units subject to the service and vesting requirements of the grant agreement, and (2) the vesting of the 2012 PSUs that the grantee has earned or is deemed to have earned will not be accelerated, unless the participant's employment thereafter ceases as a result of death, disability, termination without cause or resignation for good reason. For additional information on the effect of a change-in-control, see Potential Payments upon Termination or Change in Control below.
Outstanding Equity Awards at Fiscal Year-End
The table below sets forth certain information concerning options, SARs and restricted shares or units held by our NEOs at year end 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable			Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Michael T. Fries
Series A	147,617	—		19.64	19.64	11/24/2014	11/24/2014	30,880	(4)	1,944,205
	12,930	—		12.54	12.54	10/1/2013	10/1/2013	54,388	(5)	3,424,268
	55,492	—		10.90	10.90	10/7/2013	10/7/2013
	65,000	—		20.48	20.48	5/2/2013	5/2/2013
	84,950	50,970	(1)	27.48	27.48	5/1/2017	5/1/2017
	34,404	57,340	(2)	46.50	46.50	5/1/2018	5/1/2018
	10,858	76,006	(3)	49.99	49.99	5/1/2019	5/1/2019
Series C	147,617	—		18.60	18.60	11/24/2014	11/24/2014	30,880	(4)	1,814,200
	12,930	—		11.87	11.87	10/1/2013	10/1/2013	54,388	(5)	3,195,295
	55,492	—		10.31	10.31	10/7/2013	10/7/2013
	65,000	—		19.92	19.92	5/2/2013	5/2/2013
	84,950	50,970	(1)	27.08	27.08	5/1/2017	5/1/2017
	34,404	57,340	(2)	44.39	44.39	5/1/2018	5/1/2018
	10,858	76,006	(3)	48.2	48.20	5/1/2019	5/1/2019

Charles H.R. Bracken
Series A	25,860	—		19.64	19.64	11/24/2014	11/24/2014	26,317	(4)	1,656,918
	21,250	—		20.48	20.48	5/2/2013	5/2/2013	23,794	(5)	1,498,070
	37,170	22,302	(1)	27.48	27.48	5/1/2017	5/1/2017
	15,048	25,080	(2)	46.5	46.50	5/1/2018	5/1/2018
	4,750	33,250	(3)	49.99	49.99	5/1/2019	5/1/2019
Series C	25,860	—		18.6	18.60	11/24/2014	11/24/2014	26,317	(4)	1,546,124
	21,250	—		19.92	19.92	5/2/2013	5/2/2013	23,794	(5)	1,397,898
	37,170	22,302	(1)	27.08	27.08	5/1/2017	5/1/2017
	15,048	25,080	(2)	44.39	44.39	5/1/2018	5/1/2018
	4,750	33,250	(3)	48.2	48.20	5/1/2019	5/1/2019

Bernard G. Dvorak
Series A	37,170	22,302	(1)	27.48	27.48	5/1/2017	5/1/2017	13,510	(4)	850,590
	15,048	25,080	(2)	46.5	46.50	5/1/2018	5/1/2018	23,794	(5)	1,498,070
	4,750	33,250	(3)	49.99	49.99	5/1/2019	5/1/2019
Series C	37,170	22,302	(1)	27.08	27.08	5/1/2017	5/1/2017	13,510	(4)	793,713
	15,048	25,080	(2)	44.39	44.39	5/1/2018	5/1/2018	23,794	(5)	1,397,898
	4,750	33,250	(3)	48.2	48.20	5/1/2019	5/1/2019

III-27

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable			Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Diederik Karsten
Series A	4,650	3,100	(6)	16.70	16.70	5/1/2016	5/1/2016	26,317	(4)	1,656,918
	4,172	2,782	(6)	14.73	14.73	5/1/2016	5/1/2016	23,794	(5)	1,498,070
	10,616	7,962	(1)	27.48	27.48	5/1/2017	5/1/2017	1,200	(6)	75,552
	15,048	25,080	(2)	46.50	46.50	5/1/2018	5/1/2018
	4,750	33,250	(3)	49.99	49.99	5/1/2019	5/1/2019
Series C	4,650	3,100	(6)	16.55	16.55	5/1/2016	5/1/2016	26,317	(4)	1,546,124
	4,172	2,782	(6)	14.50	14.50	5/1/2016	5/1/2016	23,794	(5)	1,397,898
	10,616	7,962	(1)	27.08	27.08	5/1/2017	5/1/2017	1,200	(6)	70,500
	15,048	25,080	(2)	44.39	44.39	5/1/2018	5/1/2018
	4,750	33,250	(3)	48.20	48.20	5/1/2019	5/1/2019

Balan Nair
Series A	37,500	—		44.09	44.09	7/16/2014	7/16/2014	13,510	(4)	850,590
	15,930	9,558	(1)	27.48	27.48	5/1/2017	5/1/2017	23,794	(5)	1,498,070
	15,048	25,080	(2)	46.50	46.50	5/1/2018	5/1/2018
	4,750	33,250	(3)	49.99	49.99	5/1/2019	5/1/2019
Series C	37,500	—		42.37	42.37	7/16/2014	7/16/2014	13,510	(4)	793,713
	15,930	9,558	(1)	27.08	27.08	5/1/2017	5/1/2017	23,794	(5)	1,397,898
	15,048	25,080	(2)	44.39	44.39	5/1/2018	5/1/2018
	4,750	33,250	(3)	48.20	48.20	5/1/2019	5/1/2019
___________________

(1)	Vests in 6 equal remaining quarterly installments from February 1, 2013 to May 1, 2014.

(2)	Vests in 10 equal remaining quarterly installments from February 1, 2013 to May 1, 2015.

(3)	Vests in 14 equal remaining quarterly installments from February 1, 2013 to May 1, 2016.

(4)
Represents the number of Series A and Series C shares underlying 2011 PSUs that were actually earned by each of our NEOs as determined by the compensation committee on December 31, 2012 with respect to Messrs. Dvorak, Fries and Nair and at its meeting in March 2013 with respect to Messrs. Bracken and Karsten, plus certain adjustments to the December awards. With respect to Mr. Dvorak, Mr. Fries and Mr. Nair, these awards were then converted to a combination of freely tradable shares, restricted shares and time-vested restricted share units. The portion converted to freely tradable shares were issued on December 31, 2012 and are included in the Option Exercises and Stock Vested table below. With respect to Mr. Bracken and Mr. Karsten, these awards were then converted to time-vested restricted share units vesting in two equal installments on April 6, 2013 and September 30, 2013 with respect to Mr. Bracken and on March 31, 2013 and September 30, 2013 with respect to Mr. Karsten. See —Elements of Our Compensation Packages—Equity Incentive Awards—Decisions for 2011 PSUs above.

(5)
Represents the target number of Series A and Series C shares underlying 2012 PSUs that may be earned by each of our NEOs. If earned, the 2012 PSUs will vest in two equal installments on March 31, 2014 and September 30, 2014, respectively.

(6)	Vests in two equal remaining quarterly installments on February 1, 2013 and May 1, 2013.

III-28

Option Exercises and Stock Vested
The table below sets forth certain information concerning each exercise of options or SARs by, and each vesting of restricted shares or restricted share units of, our named executive officers during the year ended December 31, 2012.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)
Michael T. Fries
Series A	140,000	(2)	3,395,000	110,770	(3)	6,359,175
Series C	140,000	(2)	3,351,600	110,770	(3)	5,974,033

Charles H.R. Bracken
Series A	26,563	(4)	697,279	35,655		1,975,827
Series C	26,563	(4)	678,153	35,655		1,861,243

Bernard G. Dvorak
Series A	—		—	48,462	(5)	2,782,156
Series C	—		—	48,462	(5)	2,613,655

Diederik Karsten
Series A	14,703	(6)	507,277	15,897		868,435
Series C	14,703	(6)	478,868	15,897		820,540

Balan Nair
Series A	—		—	28,088	(5)	1,653,131
Series C	—		—	28,088	(5)	1,550,104
__________________

(1)	Includes shares withheld by us to pay the minimum withholding tax due upon vesting of the restricted share units in 2012.

(2)
Consists of 140,000 Series A shares and 140,000 Series C shares underlying stock options, which were exercised at the election of Mr. Fries. The actual number of shares issued to Mr. Fries upon exercise of the options, after taking into account the spread between the exercise price and the closing market price and giving effect to the withholding of shares for taxes, was 41,440 Series A shares and 42,313 Series C shares.

(3)	Includes 29,721 Series A shares and 29,271 Series C shares granted on December 31, 2012, in exchange for earned 2011 PSUs that would have vested on March 31, 2013.

(4)
Consists of 26,563 Series A shares and 26,563 Series C shares subject to SARs, which were exercised at the election of Mr. Bracken. The actual number of shares issued to Mr. Bracken upon exercise of these SARs, after taking into account the spread between the base price and the closing market price and giving effect to the withholding of shares for taxes was 6,657 Series A shares and 6,744 Series C shares.

(5)	Includes 12,807 Series A shares and 12,807 Series C shares granted on December 31, 2012, in exchange for earned 2011 PSUs that would have vested on March 31, 2013.

(6)
Consists of 14,703 Series A shares and 14,703 Series C shares subject to SARs, which were exercised at the election of Mr. Karsten. The actual number of shares issued to Mr. Karsten upon exercise of these SARs, after taking into account the spread between the base price and the closing market price and giving effect to the withholding of shares for taxes was 4,843 Series A shares and 4,773 Series C shares.

III-29

Deferred Compensation Plan
The Deferred Compensation Plan first became effective with respect to compensation payable in 2009. Prior to January 1, 2013, only our executive officers (including our chief executive officer) and certain senior officers, who are U.S. taxpayers, could participant in the Deferred Compensation Plan. As of January 1, 2013, management expanded the Deferred Compensation Plan to allow participation by other officers who are also U.S. taxpayers.
Each designated participant may elect to defer all or any portion of his or her (1) annual cash performance award, (2) annual salary up to limits specified by the compensation committee (currently 90%), and (3) award, if any, under a current or future multi-year performance award arrangement. Initially cash compensation deferred under the Deferred Compensation Plan will be credited with interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter (the credited interest fund). In setting the interest rate, our compensation committee reviewed data on the implied yields of our significant bank debt and outstanding bonds, as well as credit market conditions. It reserved the right to change the interest rate in the future, provided that any decreases in the rate will apply only to deferred elections that become irrevocable after the new rate is set. The compensation committee made no modification to this rate in its 2012 annual review, except that commencing with compensation deferred in 2013, such rate will be compounded daily in order to facilitate better administration on a new online platform. Deferred equity awards will not be credited with interest, but will be adjusted for splits, combinations, dividends or distributions. If the compensation committee approves the establishment of one or more phantom investment funds for purposes of the Deferred Compensation Plan, a participant may, but will not be obligated to, elect one or more of such phantom investment funds as the measurement fund for the purpose of calculating notional earnings, losses and other relevant amounts to be credited to or deducted from all or a portion of his or her deferred compensation instead of the credited interest fund.
The Deferred Compensation Plan provides our compensation committee with the discretion to terminate the Deferred Compensation Plan within 12 months of certain change-in-control events and distribute each participant's account balance. Otherwise, the amount of compensation deferred will be distributed in a lump sum or in a series of up to three installments upon the date or dates selected by the participant or in a lump sum when the participant ceases to be an employee of our company. At the participant's request, if the compensation committee determines that such participant has suffered a financial hardship, it may authorize immediate distribution of all or a portion of his account balance. The compensation committee has reserved the right to terminate the Deferred Compensation Plan at any time. Such an optional termination will not result in accelerated distributions.
Of our NEOs, only Mr. Fries and Mr. Nair have deferred compensation under the plan. The table below sets forth certain information concerning the deferred compensation of these officers at year end 2012.

Name	Executive Contribution in Last FY ($)		Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)

Michael T. Fries	4,799,808	(1)	249,365	1,921,684	4,984,547	(2)
Balan Nair	847,438	(3)	73,623	624,359	807,213	(4)
_____________________

(1)	Includes salary of $896,608 and bonus of $1,903,200 contributed in 2012. See footnotes 6 and 7, respectively, to the Summary Compensation Table above.

(2)	Includes $2,000,000 previously contributed as stated in footnote 7 to the Summary Compensation Table above.

(3)	Includes salary of $109,538 and bonus of $237,900 contributed in 2012. See footnotes 11 and 12, respectively, to the Summary Compensation Table above.

(4)	Includes $500,000 previously contributed as stated in footnote 12 to the Summary Compensation Table above.
Employment and Other Agreements
We do not have employment agreements with Messrs. Fries, Dvorak or Nair or any of our other U.S. based executive officers. As is customary in the U.K. and the Netherlands, we have employment agreements with each of Mr. Bracken and Mr. Karsten. We also have not adopted a severance policy covering our executive officers. Mr. Fries continues to be covered by a severance policy of UGC that was in existence at the time of the business combination of LGI International and UGC. Each of our NEOs also holds

III-30

equity awards granted under the Incentive Plan and Mr. Fries also holds equity awards granted under an incentive plan of UGC. These plans are described below under Employee Incentive Plans below.
Michael T. Fries. In March 2001, as amended in December 2003, UGC's board of directors approved a severance policy with respect to certain of its employees, including Mr. Fries. Although Mr. Fries is fully vested in his equity incentive awards originally granted by UGC, the policy extends the applicable exercise periods of these equity incentive awards upon the occurrence of certain events. Pursuant to the policy, if certain change-in-control events occur and within one year of the occurrence, Mr. Fries' employment is terminated without cause, Mr. Fries dies, or Mr. Fries resigns his employment for any reason (subject to timely notice), then all of the equity incentive awards originally granted to him by UGC and held by him upon such termination would be exercisable until the third anniversary of the termination date (or their earlier expiration). If, unrelated to or more than one year after the occurrence of a change-in-control event, the employment of Mr. Fries was terminated without cause, then the UGC-granted equity incentive awards held by him would remain exercisable until the first anniversary of the termination date (or their earlier expiration). Any continued exercisability of such equity incentive awards pursuant to the UGC severance policy would be subject to his execution of a release and his agreement not to compete with UGC and its subsidiaries in the broadband communications business and not to solicit its employees for a period of 24 months following termination of his employment. The benefits of this policy replaced any severance or other benefits of UGC's then existing policies, including under its incentive plans, available to Mr. Fries following these change-in-control events, except that, in the case of a change in control not approved by the board of directors, the terms of the UGC incentive plan under which the equity award was granted would govern the exercisability of such award if such terms were more favorable to Mr. Fries. Mr. Fries' remaining UGC awards were granted under the UGC incentive plan approved in 2003 and expire on various dates from May 2013 through November 2014.
Charles H.R. Bracken. On December 15, 2004, LGE entered into an Executive Service Agreement with Mr. Bracken in connection with his continued appointment as Co-Chief Financial Officer of UGC. In 2005, Mr. Bracken became our Co-Chief Financial Officer (principal financial officer). The Executive Service Agreement has an indefinite term and may be terminated by either party upon six months' notice or by LGE at any time upon shorter notice and payment to Mr. Bracken of his salary and benefits for any unexpired portion of the six months' notice period at the date his employment terminates. His equity awards will also continue to vest during such six-month notice period. Mr. Bracken's employment may also be terminated immediately upon notice for cause. If LGE terminates Mr. Bracken's employment other than for cause or disability, Mr. Bracken will also be entitled to a lump sum severance payment equivalent to his basic salary and benefits for six months, subject to his signing a release. In the event Mr. Bracken becomes disabled and the disability continues for a specified period, LGE may reduce future payments under the Executive Service Agreement to the amount reimbursed by its disability insurer for the duration of Mr. Bracken's disability or, under certain circumstances, terminate his employment as described above.
Mr. Bracken's salary, which for 2012 was £403,000, is subject to annual review and, in the discretion of our compensation committee, upward adjustment. The benefits to which he is entitled pursuant to the Executive Service Agreement include an auto allowance and participation in the Liberty Global Group Pension Plan for U.K. employees and group life insurance, permanent ill health insurance (equivalent to disability insurance) and medical and dental insurance schemes. In addition, the Executive Service Agreement provides for Mr. Bracken to be made whole for any non-U.K. tax liability he may incur with respect to his salary and other amounts due him and for any additional U.K. tax or social security cost he may incur with respect to business expenses or reimbursement paid by LGE for work performed by him outside the U.K.
The Executive Service Agreement includes restrictions on Mr. Bracken's (1) use or disclosure of trade secrets for so long as they are trade secrets, (2) use or disclosure of confidential or proprietary information during the term of his employment and for two years after termination of his employment, and (3) competition with and solicitation of executives or certain employees of LGE, its parent entities or any subsidiary of LGE or its parent entities for a period of six months after termination of his employment.
Diederik Karsten. Effective January 1, 2011, LGE BV entered into an Employment Agreement with Mr. Karsten in connection with his appointment as Managing Director, European Broadband Operations of LGE BV. Recently, LGE BV and Mr. Karsten amended the Employment Agreement to reflect his new title, Executive Vice President, European Broadband Operations. The Employment Agreement has an indefinite term and may be terminated by LGE BV upon six months' notice or by Mr. Karsten upon three months' notice. In either case, Mr. Karsten's equity awards will continue to vest during the applicable notice period. Mr. Karsten's employment may also be terminated immediately upon notice for cause. In the event Mr. Karsten becomes disabled and the disability continues over a year, LGE BV may reduce future payments under the Employment Agreement to the amount reimbursed by its disability insurer for the duration of Mr. Karsten's disability or, under certain circumstances, terminate his employment as described above.
Mr. Karsten's salary under the Employment Agreement, which was €510,602 for 2012, is subject to annual review and, in the discretion of our compensation committee, adjustment. The benefits to which he is entitled pursuant to the Employment Agreement include use of an automobile, participation in the Dutch Liberty Global Pension Plan for Netherlands employees,

III-31

disability insurance, travel and accident insurance and medical insurance schemes. The Employment Agreement includes restrictions similar to those described for Mr. Bracken.
Employee Incentive Plans
LGI Incentive Plan. The Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The Incentive Plan is designed to provide additional remuneration to certain employees and independent contractors for exceptional service and to encourage their investment in our company. The compensation committee may grant non-qualified stock options, SARs, restricted shares, stock units, cash awards, performance awards or any combination of the foregoing under the Incentive Plan. Since June 2005, awards of options and SARs have generally had a seven-year term and a four-year vesting period, with 12.5% of the award vesting on the six-month anniversary of the grant date and the balance in 14 equal quarterly installments thereafter. Such four-year vesting period has also generally applied to awards of restricted shares and restricted share units.
Awards under the Incentive Plan may be granted either individually, in tandem or in combination with each other. Awards granted under the Incentive Plan are generally non-transferable during the lifetime of an award holder, except as permitted by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. Under certain conditions, including the occurrence of certain approved transactions, a board change or a control purchase (all as defined in the Incentive Plan), options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse, and stock units will become fully vested, unless individual agreements state otherwise. At the time an award is granted, the compensation committee will determine, and the relevant agreement will provide for, the vesting or early termination, upon a holder's termination of employment with the company, of any unvested options, SARs, stock units or restricted shares and the period during which any vested options, SARs and stock units must be exercised. Unless otherwise provided in the relevant agreement, (1) no option or SAR may be exercised after its scheduled expiration date, (2) if the holder's service terminates by reason of death or disability (as defined in the Incentive Plan), his or her options or SARs shall remain exercisable for a period of at least one year following such termination (but not later than the scheduled expiration date) and (3) any termination of the holder's service for “cause” (as defined in the Incentive Plan) will result in the immediate termination of all options, SARs and stock units and the forfeiture of all rights to any restricted shares held by such terminated holder. If a holder's service terminates due to death or disability, options and SARs will become immediately exercisable, the restrictions on restricted shares will lapse and stock units will become fully vested, unless individual agreements state otherwise. If an award has been designated a performance award then it will accelerate or terminate upon the occurrence of the foregoing described events pursuant to the provisions of the performance award agreement.
The maximum number of shares of our common stock with respect to which awards may be granted under the Incentive Plan is currently 50 million, subject to anti-dilution and other adjustment provisions of the Incentive Plan, of which no more than 25 million may be issued in Series B common stock. With limited exceptions, no person may be granted in any calendar year awards covering more than 4 million shares of our common stock, of which no more than 2 million shares may consist of Series B common stock. In addition, no person may receive payment for cash awards under the Incentive Plan during any calendar year in excess of $10 million. Shares of our common stock issuable pursuant to awards made under the Incentive Plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by us.
Our Incentive Plan had 8,811,179 shares available for grant as of March 31, 2013. These shares may be awarded in any series of stock. The available shares do not reflect any reserve for shares that may be issued with respect to the 2012 PSUs, subject to performance and vesting conditions. No awards have been granted under the Incentive Plan to any of our directors who are not also our executive officers.
LGI International Transitional Plan. As a result of the spin-off of LGI International from LIC (then known as Liberty Media Corporation) in 2004 and related adjustments to LIC's then outstanding stock incentive awards, options to acquire shares of our Series A, B and C common stock were issued to LGI International's directors and employees, certain of LIC's employees and all of LIC's directors pursuant to the LGI International transitional plan. Such options have terms equivalent to those of the respective LIC stock incentive awards that were adjusted. Such terms include early termination provisions similar to such provisions in the Incentive Plan. All options granted under the LGI International transitional plan are fully vested. No new grants will be made under the LGI International transitional plan.
UGC Equity Incentive Plans. Options, restricted stock and SARs were granted to employees and directors of UGC prior to the business combination of LGI International and UGC under UGC's incentive plans. Awards outstanding under each of these plans were converted into awards with respect to our common stock in such business combination. All other terms of these awards remain the same. Awards granted under the equity incentive plans adopted by UGC are fully vested. No additional awards will be made under these plans.

III-32

Aircraft Policy
Our policy for the personal use of our aircraft by members of our board, our CEO and such other officers as may be approved by our CEO was originally adopted by our board in 2005 and amended in 2009. The policy allows non-employee directors to use our aircraft for personal flights, subject to availability, without charge. The policy requires each user who is an officer to lease the corporate aircraft for personal use pursuant to an aircraft time sharing agreement and to pay us an amount equal to the aggregate incremental cost of each flight up to certain limits established under the Federal Aviation Administration (FAA) rules. Incremental costs may include fuel, oil, lubricants and other additives, hanger and tie down costs away from aircraft home airport, travel expenses for crew, landing and parking fees, customs and immigration fees, insurance obtained for a specific flight, in-flight food and beverage services, ground transportation, de-icing fees and flight planning and weather contract services. With approval, family members or guests may join an executive or senior officer or director on a business flight without charge for these additional passengers. Also, on limited occasions, we have allowed a business-related flight to land at an airport other than its destination to drop off or pick up a passenger for personal convenience without requiring reimbursement of our incremental cost.
With respect to Mr. Fries, our compensation committee approved his personal use of our aircraft for a specified number of flight hours per year without charge as part of his compensation package, subject to annual review by the committee. The compensation committee increased the number of flight hours of personal use by Mr. Fries from 60 to 90 commencing in 2011. While in effect, this compensation arrangement will be in lieu of and not in addition to his rights under our aircraft policy. In February 2010, our compensation committee authorized personal use of our aircraft by Mr. Malone for up to 200 flight hours per year as part of his compensation for his services to us. Such authorization is subject to modification by our compensation committee from time to time and will terminate when Mr. Malone ceases to be a director.
For U.S. tax reporting purposes, when family members or guests of a director or executive or senior officer travel on business flights, the value of such personal use, determined using a method based on SIFL rates as published by the IRS, is imputed as income to such director or executive or senior officer. For tax reporting purposes in Europe, when family members or guests of an executive or senior officer travel on business flights, the value of such personal use, determined based on the cost of a commercial ticket, is imputed as income to such executive or senior officer. A director or executive or senior officer will also have imputed income based on SIFL rates (in the case of U.S. taxpayers) or the cost of the flight (in the case of European taxpayers) for a personal flight, less any amounts reimbursed to us. In accordance with applicable tax rules and regulations, such imputed income is included in taxable income for the applicable director or executive or senior officer.
Notwithstanding the policy, we and our flight crew retain the authority to determine when a flight may be cancelled or changed for safety or maintenance reasons.
Potential Payments upon Termination or Change in Control
The Termination of Employment Table and the Change in Control Table set forth below reflect the potential payments to our NEOs in connection with termination of their employment or a change in control as of December 31, 2012. The Termination of Employment Table assumes that a change in control has not occurred. The Change in Control Table assumes that a change in control has occurred. Certain of our plans and agreements provide benefits upon the occurrence of a change-in-control without regard to whether employment is terminated, whereas others have a “double trigger” requiring employment to be terminated for benefits to be realized. These are separately reflected in the Change in Control Table.
The amounts provided in the tables are based on the assumptions stated below. The actual amounts may be different at the time of termination due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

▪
The amounts in the tables for unvested SARs that vest on an accelerated basis or continue to vest are based on the spread between the base price of the award and the applicable closing market price on December 31, 2012. Restricted shares or units and PSUs that would vest on an accelerated basis or continue to vest are valued using the applicable closing market price on December 31, 2012. On December 31, 2012, the closing market price for our Series A stock was $62.96 per share and for our Series C stock was $58.75 per share.

▪
The amounts for Messrs. Bracken and Karsten assume they receive a lump sum payment in cash of salary and benefits instead of six months' notice of termination under their employment agreements. Also, to the extent compensation to these executive officers is paid in British pounds or euros, it has been converted to U.S. dollars based upon the average exchange rate in effect during 2012.

▪
Under the 2011 PSUs, the effect of termination of employment or a change-in-control varies depending on whether it occurs during the performance period or during the service period. Because no termination of employment or change-

III-33

in-control occurred on December 31, 2012, the last day of the performance period, the information in the tables assumes that the event triggering potential accelerated vesting of the 2011 PSUs occurred during the service period and the benefits were calculated based on the participant's actual earned 2011 PSUs, which were converted to a combination of freely-tradable shares, restricted shares and time-vested restricted share units with respect to the NEOs employed in the U.S. and converted to time-vested restricted share units with respect to the remaining NEOs.
As of December 31, 2012, each of our NEOs had unvested SARs under the Incentive Plan, unvested 2011 PSU awards (including restricted shares) and unvested 2012 PSU awards. The termination provisions of the employment agreements of Messrs. Bracken and Karsten are described under Employment and Other Agreements above. The Incentive Plan is described, together with our other equity incentive plans, under Employee Incentive Plans above. The relevant provisions of the awards of 2012 PSUs granted under the Incentive Plan are described under Narrative to Summary Compensation and Grants of Plan-Based Awards Tables above and the relevant provision of the awards of the 2011 PSUs granted under the Incentive Plan are described under —Elements of Our Compensation Packages—Equity Incentive Awards—Decisions for 2011 PSUs. In addition to such descriptions, additional information on the termination and/or change-in-control provisions of these plans and agreements is provided below.
Termination of Employment
The availability of benefits under our plans or agreements varies with the reason employment terminates as described below.
Voluntary Termination. The executive would retain his vested equity grants under the incentive plans, which must be exercised within the period following termination prescribed by the applicable plan. There would be no other payments or benefits.
Retirement. No benefits are payable in the event of retirement; however, under the incentive plan adopted by UGC in 2003 a person who retires at age 62 or greater may have additional time to exercise his vested UGC equity awards depending on the terms of the respective awards.
 Termination for Cause. The executive would not receive any payment or benefit and typically would forfeit all unexercised equity awards, whether or not vested. The definition of “cause” varies among the plans and agreements, but generally includes: (1) insubordination, dishonesty, incompetence or other misconduct; (2) failure to perform duties; and (3) a felony conviction for fraud, embezzlement or other illegal conduct. For purposes of such a termination within 12 months of a change-in-control event, in the case of the Incentive Plan or the 2011 PSUs or the 2012 PSUs, “cause” is defined to mean only a felony conviction for fraud, embezzlement or other illegal conduct.
Termination Without Cause. Certain of the employment agreements provide for benefits in the case of termination by the company not for cause. See Employment and Other Agreements above. Under the Incentive Plan, the employee would be entitled to accelerated vesting of a pro rata portion of that amount of each award that would have vested on the next vesting date, based on the number of full months of the current vesting period that employment continued prior to termination. For the benefits payable under the applicable employment agreement and the value of the prorated vesting of awards, if any, see the “By Company Without Cause” column in the Termination of Employment Table below.
Death. In the event of death, the equity incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share or restricted share unit awards. The 2011 PSUs provide that, in the event of termination of employment due to death during the service period and prior to a change-in-control, the unvested portion of the grantee's award will vest and the underlying shares will be issued as of the originally scheduled vesting dates. The 2012 PSUs provide that, in the event of termination of employment due to death during the performance period and prior to a change-in-control, the prorated portion of the grantee's target 2012 PSUs, based on the portion of the performance period completed prior to the date of death, will vest and the underlying shares will be issued no later than March 15 of the calendar year immediately following the date of death. The value of these benefits is in the “Death” column in the Termination of Employment Table. No amounts are shown for payments pursuant to life insurance policies, which we make available to all our salaried employees.
Disability. In the event of termination of employment due to disability, the equity incentive plans provide for vesting in full of any outstanding options or SARs and the lapse of restrictions on any restricted share or restricted share unit awards. The 2011 PSUs provide that if termination of employment due to disability occurs during the service period, the unvested portion of the grantee's 2011 PSUs will vest and the underlying shares will be issued as of the originally scheduled vesting dates. The 2011 PSUs provide that, if termination of employment due to disability occurs after June 30, 2012 but prior to January 1, 2013, and prior to a change-in-control event, the prorated portion of the grantee's 2012 PSUs that would have been earned if the performance period had ended on December 31, 2012, will vest and the underlying shares will be issued no later than March 15, 2013. The value of these benefits is in the “Disability” column in the Termination of Employment Table. For this purpose, the amounts set forth in the table below assume that 100% of the target 2012 PSUs would have been earned prorated as stated above. No amounts are shown for payments pursuant to short-term and long-term disability policies, which we make available to all our employees. For

III-34

purposes of the Incentive Plan, the 2011 PSUs and the 2012 PSUs, “disability” means the inability to engage in any substantial gainful activity by reason of any medically determinable condition which has lasted or can be expected to last for a continuous period of at least 12 months or can be expected to result in death.
Resignation for Good Reason. No payment or benefit is required upon resignation by an executive for good reason absent a change in control.
Termination of Employment

Name	By Company Without Cause ($)	Death ($)		Disability ($)

Michael T. Fries
Options/SARs Accelerated	291,637	6,977,515		6,977,515
2011 PSUs	—	3,758,405	(1)	3,758,405	(1)
2012 PSUs	—	3,309,782		3,309,782
Total	291,637	14,045,702		14,045,702

Charles H.R. Bracken
Options/SARs Accelerated	127,592	3,052,585		3,052,585
2011 PSUs	—	3,203,042	(1)	3,203,042	(1)
2012 PSUs	—	1,447,984		1,447,984
Salary	319,334	—		—
Severance Payment	319,334	—		—
Continued Vesting of Awards	637,961	—		—
Benefits (2)	43,829	—		—
Total	1,448,050	7,703,611		7,703,611

Bernard G. Dvorak
Options/SARs Accelerated	127,592	3,052,585		3,052,585
2011 PSUs	—	1,644,302	(1)	1,644,302	(1)
2012 PSUs	—	1,447,984		1,447,984
Total	127,592	6,144,871		6,144,871

Diederik Karsten
Options/SARs Accelerated	104,146	2,621,159		2,621,159
Restricted Stock Units Accelerated	24,342	146,052		146,052
2011 PSUs	—	3,203,042	(1)	3,203,042	(1)
2012 PSUs	—	1,447,984		1,447,984
Salary	366,758	—		—
Continued Vesting of Awards	871,935	—		—
Benefits (2)	80,387	—		—
Total	1,447,568	7,418,237		7,418,237

Balan Nair
Options/SARs Accelerated	80,050	2,196,825		2,196,825
2011 PSUs	—	1,644,302	(1)	1,644,302	(1)
2012 PSUs	—	1,447,984		1,447,984
Total	80,050	5,289,111		5,289,111

III-35

__________________

(1)	Although the earned 2011 PSUs are deemed vested, they are not payable until the originally scheduled vesting dates under the grant agreements, as amended.

(2)	For Mr. Bracken and Mr. Karsten, the cost to maintain their employee benefits during their six-month notice period.
Change in Control
The Incentive Plan, the 2011 PSUs and the 2012 PSUs each provide for various benefits either upon the occurrence of specified change-in-control events or upon termination of employment following the change-in-control event.
Change-in-Control Events. The change-in-control events vary under the relevant plans but generally fall into three categories:

1.
A person or entity, subject to specified exceptions, acquires beneficial ownership of at least 20% of the combined voting power of the outstanding securities of LGI ordinarily having the right to vote in the election of directors in a transaction that has not been approved by the board of directors. We refer to this change-in-control event as an “Unapproved Control Purchase”.

2.
During any two-year period, persons comprising the board of directors at the beginning of the period cease to be a majority of the board, unless the new directors were nominated or appointed by two-thirds of the continuing original directors. We refer to this change-in-control event as a “Board Change”.

3.
The board of directors approves certain transactions such as (a) a merger, consolidation or binding share exchange that results in the stockholders of our company prior to the transaction owning less than a majority of the combined voting power of our capital stock after the transaction or in which our common stock is converted into cash, securities or other property, subject to certain exceptions, (b) a plan of liquidation of our company, or (c) a sale of substantially all the assets of our company. We refer to this change-in-control event as a “Reorganization”.

Under the Incentive Plan, outstanding equity awards will vest in full upon the occurrence of an Unapproved Control Purchase or Board Change and immediately prior to consummation of a Reorganization, unless, in the case of a Reorganization only, the compensation committee determines that effective provision has been made for the award to be assumed or replaced with an equivalent award.
The 2011 PSUs and the 2012 PSUs provide that, if any of these change-in-control events occurs during the service period or performance period, respectively, and the grant agreements are not continued on the same terms and conditions, in the case of a Board Change or Unapproved Control Purchase, or not continued or assumed on equivalent terms, in the case of a Reorganization, then each grantee will be deemed to be vested in his or her earned 2011 PSUs and to have earned his or her target 2012 PSUs, which will vest, and in each case, the underlying shares will be issued within 30 days of such change-in-control event. If the grant agreements are continued or assumed, then each grantee will (1) continue to have his or her rights in his or her earned 2011 PSUs in accordance with the grant agreement and (2) be deemed to have earned his or her target 2012 PSUs, which will be converted to time-vested restricted share units subject to service and vesting requirements in accordance with the grant agreement. Accelerated vesting would only be triggered on a subsequent termination of employment.
Termination After Change in Control. Under the Incentive Plan, if a termination of employment occurs without cause or the employee resigns for good reason within 12 months of a Reorganization, then any awards granted after March 2010 will vest and become fully exercisable as of the date of termination of employment. The 2011 PSUs and the 2012 PSUs provide that, if a change-in-control event occurs that does not result in accelerated vesting of the earned 2011 PSUs or the target 2012 PSUs deemed earned, a subsequent termination of employment will accelerate vesting of such earned 2011 PSUs and target 2012 PSUs if the termination is due to death or disability or is without cause or the participant resigns for good reason. The shares underlying the vested 2011 PSUs and the 2012 PSUs will be issued no later than March 15 of the calendar year immediately following the calendar year in which the termination occurred. For purposes of each of the plans, “good reason” for a participant to resign following a change-in-control event requires that one of the following has occurred without the consent of the participant: (1) a material diminution in the participant's base compensation; (2) a material diminution of his official position or authority; or (3) a required relocation of his principal business office to a different country. Additional procedural requirements apply for such a resignation to qualify as being for “good reason”.
The “Employment Terminated” columns assume that the executive's employment is terminated as of December 31, 2012, without cause and include the incremental benefits that would result from such a termination under the employment agreements and equity incentive plans as described under —Potential Payments upon Termination or Change in Control—Termination of Employment above. In accepting grants of new equity awards in 2013, the participants, including our named executive officers, will agree that the new equity awards, as well as any other outstanding equity awards (such as the 2011 PSUs and the 2012 PSUs) will not be accelerated as a result of the expected completion of the proposed acquisition of Virgin Media Inc. by LGI. For

III-36

additional information on the acquisition of Virgin Media Inc., see note 19 to our consolidated financial statements included in Part II of the Form 10-K.
280G Tax Gross-Up. Under the grant agreements for the 2011 PSUs and the 2012 PSUs, when a benefit is triggered due to a change-in-control event that would be subject to an excise tax pursuant to Section 280G of the Code, we have agreed to make a payment to the plan participants, including our NEOs, for all excise taxes incurred under Section 280G and related income and excise taxes that are payable by such participants as a result of any reimbursement for such Section 280G excise taxes. Notwithstanding the foregoing, in the case of the 2011 PSUs and the 2012 PSUs, if the excise tax can be avoided through a reduction in the amount of “parachute payments” (as defined in Section 280G) required to be provided to the grantee with respect to the 2011 PSUs and the 2012 PSUs, not to exceed 20% of such amount, then the amount of “parachute payments” shall automatically be reduced to the minimum extent necessary to avoid the excise tax. For purposes of the change-in-control events in the table below, no one exceeded the threshold that would have entitled him to a 280G tax gross-up payment. Also, Messrs. Bracken and Karsten are not subject to the excise tax under 280G as they are not U.S. taxpayers.

III-37

Change In Control

	Unapproved Control Purchase / Board Change – Plan Benefits Continued			Reorganization – Plan Benefits Continued		Change in Control – Plan Benefits Not Continued
Name	Employment Terminated ($)	Employment Continues ($)		Employment Terminated ($)		Employment Continues ($)

Michael T. Fries
Options/SARs Accelerated	6,977,515	6,977,515		6,977,515		6,977,515
2011 PSUs	3,758,405	—	(1)	3,758,405		3,758,405
2012 PSUs	6,619,563	—	(2)	6,619,563		6,619,563
Total	17,355,483	6,977,515		17,355,483		17,355,483

Charles H.R. Bracken
Options/SARs Accelerated	3,052,585	3,052,585		3,052,585		3,052,585
2011 PSUs	3,203,042	—	(1)	3,203,042		3,203,042
2012 PSUs	2,895,968	—	(2)	2,895,968		2,895,968
Salary	319,334	—		319,334		—
Severance Payment	319,334	—		319,334		—
Benefits (3)	43,829	—		43,829		—
Total	9,834,092	3,052,585		9,834,092		9,151,595

Bernard G. Dvorak
Options/SARs Accelerated	3,052,585	3,052,585		3,052,585		3,052,585
2011 PSUs	1,644,302	—	(1)	1,644,302		1,644,302
2012 PSUs	2,895,968	—	(2)	2,895,968		2,895,968
Total	7,592,855	3,052,585		7,592,855		7,592,855

Diederik Karsten
Options/SARs Accelerated	2,621,159	2,621,159		2,178,240	(4)	2,621,159
Restricted Stock Units Accelerated	146,052	146,052		24,342	(4)	146,052
2011 PSUs	3,203,042	—	(1)	3,203,042		3,203,042
2012 PSUs	2,895,968	—	(2)	2,895,968		2,895,968
Salary	366,758	—		366,758		—
Benefits (3)	80,387	—		80,387		—
Total	9,313,366	2,767,211		8,748,737		8,866,221

Balan Nair
Options/SARs Accelerated	2,196,825	2,196,825		2,196,825		2,196,825
2011 PSUs	1,644,302	—	(1)	1,644,302		1,644,302
2012 PSUs	2,895,968	—	(2)	2,895,968		2,895,968
Total	6,737,095	2,196,825		6,737,095		6,737,095
____________________

(1)	Although the earned 2011 PSUs are deemed to be vested, they are not payable until the vesting dates under the grant agreements, as amended.

(2)	Although the target 2012 PSUs are deemed to be earned, they remain subject to the service and vesting requirements of the grant agreements.

(3)	For Messrs. Bracken and Karsten, the estimated cost to maintain their employee benefits during their six-month notice period.

III-38

(4)
The differences in the amounts of Options/SARs and Restricted Share Units Accelerated relate to Mr. Karsten holding awards granted before March 2010, which would not be accelerated in full upon termination of his employment following a reorganization in which plan benefits were continued.

Compensation Committee Interlocks and Insider Participation
During 2012, none of the members of our compensation committee was an officer or employee of our company or any of our subsidiaries, was formerly an officer of our company or any of our subsidiaries, or had any relationship requiring disclosure under the securities laws.
Director Compensation
Set forth below is a description of our policy for compensation of our non-employee directors. The policy is subject to review annually by our nominating and corporate governance committee. During its annual review in 2011, the committee revised the policy effective January 1, 2012, and made no further revisions in 2012. Our directors are also entitled to the benefit of our policy on personal usage of our aircraft set forth above.
Fees and Expenses
For 2012, each member of our board, who is not an employee of LGI (other than Mr. Malone), received an annual retainer of $80,000 for all U.S. resident directors and $120,000 for all non-U.S. resident directors. In addition, each such member receives $1,500 for each in-person meeting attended (in person or by conference telephone) and $750 for each telephonic meeting attended of the board or any committee of the board on which he or she serves. For each in-person board meeting held at our offices in Colorado, a U.S. resident non-employee director whose residence is located east of the Mississippi River was paid an additional $4,000 if such director attended in person. For 2012, under the revised policy, each director who serves as the chair of the audit committee, the compensation committee or the nominating and corporate governance committee receives a fee for such service of $25,000, $15,000 and $10,000, respectively, for each full year of service in such position. All annual director fees, including fees for chairpersons, are payable in arrears in four equal quarterly installments. Our directors may elect to have their quarterly fee installments paid in shares of our Series A and Series C common stock instead of in cash. Such election for fees payable for a specific calendar quarter must be made not later than the last day of the immediately preceding calendar quarter. The number of shares issued is based on the fair market value on the last trading day of the quarter for which the election is made. Any fractional share is paid in cash. Directors who are employees of LGI do not receive any additional compensation for their service as directors.
Generally, the in-person board meetings are held at our offices in Colorado. It is the policy of the board, however, to each year have one in-person meeting at the location of one of our operations. In 2012, our board met in Zurich, Switzerland for its July meeting. In addition, members of our board have periodic strategy retreats with certain members of senior management to review our strategies and goals. We reimburse our non-employee directors for travel, lodging and other reasonable expenses related to their service on our board, including the travel costs of a companion for one of our directors who is visually impaired. We also occasionally make our aircraft available to directors for attendance at meetings or other company-related events.
For the board meetings or other company-related events held outside of Colorado, we may provide extra activities for members of our board. We may also invite the spouse or a guest of each director to attend events associated with board meetings or other company-related events. We generally provide for, or reimburse expenses of, the spouse's or guest's travel, food and lodging for attendance at these events and participation in related activities. If the spouse or guest travels on our aircraft for an event, the incremental cost for such personal passenger is determined based on our average direct variable cost per passenger for aircraft fuel and in-flight food and beverage services, plus, when applicable, customs and immigration fees specifically incurred. To the extent costs for these activities, including the incremental cost for traveling on our aircraft, and costs for any other personal benefits, for a director exceeded $10,000 for the year, they are included in the amounts in the table below.
From time to time, we provide our directors information on conferences and seminars that may be of interest to them as a director of LGI. For directors who elect to attend these events, we cover the costs as part of our policy to keep members of our board informed on issues that relate to their duties as a director. In addition, we make available to members of our board, at their election, health insurance under our health insurance policies.
Equity Awards
As of the date of each annual stockholders meeting, each continuing non-employee director receives an equity award under our non-employee director incentive plan. As provided in the revised policy, on the date of our 2012 annual stockholders' meeting, each non-employee director received, equity grants with a combined grant date fair value of $150,000 awarded, at his or her election, either as (1) a grant of options for Series A shares and a grant of options for Series C shares, or (2) a grant of options for Series A shares and a grant of options for Series C shares for one-half the value and a grant of Series A restricted share units and a grant of Series C restricted share units for the remaining value. Such election must be made at least two business days prior to the applicable stockholders meeting. If no election is made, the director will receive the combination award of restricted share units and options. For purposes of determining the number of restricted share units of a series to be granted, the grant date fair

III-39

value of the options for the same series is determined using the same valuation methodology as we use to determine the value of option grants in accordance with FASB ASC 718 on the date of the applicable annual stockholders meeting. The awards of restricted share units vest in full on the date of the first annual stockholders meeting after the date of grant. The option grants have a term of 10 years and vest as to one-third of the option shares on the date of the first annual stockholders meeting after the date of grant and as to an additional one-third of the option shares on the date of each annual stockholders meeting thereafter, provided that the director continues to serve as a director immediately prior to the applicable vesting date.
Under the revised policy, a non-employee director will receive a grant of options for Series A shares and a grant of options for Series C shares with a combined grant date fair value equal to $150,000 upon the date he or she is first elected or appointed to our board of directors. The grant date fair value of the options awarded is determined using the same valuation methodology as we use to determine the value of option grants in accordance with FASB ASC 718 on the date of election or appointment. The option grants have a term of 10 years and vest as to one-third of the option shares on the later to occur of (1) the six month anniversary date of the date of grant or (2) the date of the first annual stockholders meeting after the date of grant. Thereafter the remaining option shares vest as to an additional one-third of the option shares on the date of each annual stockholders meeting, provided that the director continues to serve as a director immediately prior to the applicable vesting date. All awards to our non-employee directors are granted under our 2005 non-employee director incentive plan.
Although Mr. Malone is a non-employee director, he is not compensated under our compensation policy for non-employee directors and serves without cash compensation. As chairman of our board, Mr. Malone is an executive officer of LGI and, accordingly, any compensation paid to him is subject to review and approval of our compensation committee. The board has delegated to the compensation committee the authority to approve annual awards of options to Mr. Malone under the 2005 non-employee director incentive plan with a combined grant date fair value equivalent to $1,000,000 for so long as he continues to serve as chairman of the board and a non-employee director. The terms of the option awards are equivalent to those for our other non-employee directors, except that the annual vesting over three years occurs on each anniversary of the grant date rather than on the date of the annual meeting of stockholders. Any such awards will be subject to review and approval by the compensation committee in connection with its annual equity grant approval process. On May 1, 2012, our compensation committee, with the approval of our independent directors, approved a grant to Mr. Malone for his services as chairman of the board and a non-employee director of options to purchase shares of our Series A common stock and Series C common stock, with an aggregate grant date fair value of $1,000,000.
Our non-employee director incentive plan is designed to provide a method whereby non-employee directors may be awarded additional remuneration for the services they render on our board and committees of our board, and to encourage their investment in our capital stock. Our non-employee director incentive plan is administered by our full board of directors. Our board has the full power and authority to grant eligible non-employee directors the awards described below and to determine the terms and conditions under which any awards are made.
Our board may grant non-qualified stock options, SARs, restricted shares, stock units or any combination of the foregoing under the non-employee director incentive plan (collectively, awards). Only non-employee members of our board of directors are eligible to receive awards under our non-employee director incentive plan. The maximum number of shares of our common stock with respect to which awards may be issued under the plan is 10 million, subject to anti-dilution and other adjustment provisions of the plan. These shares may be awarded in any series of our common stock, except that no more than five million shares may be awarded in Series B common stock. Shares of our common stock issuable pursuant to awards made under the non-employee director incentive plan will be made available from either authorized but unissued shares or shares that have been issued but reacquired by us. The non-employee director incentive plan had 8,948,425 shares available for grant as of March 31, 2013.
In the event a non-employee director's service terminates by reason of disability or death, all outstanding equity awards held by such director will vest in full. In the event of an approved transaction, board change or control purchase (each as defined in the non-employee director incentive plan), all equity awards then outstanding under the plan will vest in full, unless, in the case of an approved transaction, the board determines, in its discretion, that effective provision has been made for the award to be assumed or replaced with an equivalent equity award. If a non-employee director's service on our board is terminated for cause (as defined in the plan), such director's outstanding equity awards will be forfeited.
Deferred Compensation Plan
At its December 2009 meeting, our board of directors adopted the Liberty Global, Inc. Nonemployee Director Deferred Compensation Plan. During its review in 2011, the board revised the Plan effective December 14, 2011, as described below. Under the Director Deferred Compensation Plan, nonemployee directors may elect to defer payment of all or a portion of their annual retainer, whether payable in cash or equity, and their annual equity awards to the extent payable in restricted shares or restricted share units. The Director Deferred Compensation Plan became effective beginning with compensation payable in 2010.

III-40

Annual retainers payable in cash and deferred under the Director Deferred Compensation Plan will be credited with interest at the rate of 9% per year, compounded quarterly at the end of each calendar quarter (the credited interest fund). Our board reserved the right to change the interest rate in the future, provided that any decreases in the rate will apply only to deferred elections that become irrevocable after the new rate is set. Annual retainers payable in shares of common stock and annual equity awards payable in restricted shares or restricted share units that are deferred will not be credited with interest, but will be adjusted for splits, combinations, dividends or distributions (the stock fund). The deferred annual retainers and deferred equity awards may be distributed in a lump sum or in a series of up to 10 equal annual installments upon a distribution event. A distribution event is when the director ceases to be a member of our board or dies or, at the election of our board, within 12 months of certain change-in-control events or, beginning with compensation deferred in 2012, a specific date selected by the director at the time he or she makes his deferral election.
The Director Deferred Compensation Plan provides our board with the discretion to terminate the Director Deferred Compensation Plan at any time. Such an optional termination will not result in accelerated distributions.

III-41

2012 Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)		Total ($)

John C. Malone	—	(5)	—	—	—	42,155	(6)	1,042,660	(5)
Series A	—		—	500,254
Series C	—		—	500,251

John P. Cole, Jr.	74,044		—	—	—	401	(7)	264,510
Series A	20,714	(8)	37,539	37,522
Series C	19,242	(8)	37,520	37,528

Miranda Curtis	129,000		—	—	—	356	(7)	279,465
Series A	—		37,539	37,522
Series C	—		37,520	37,528

John W. Dick	29,798		—	—	—	47,375	(9)	337,734
Series A	56,841	(8)	37,539	37,522
Series C	53,611	(8)	37,520	37,528

Paul A. Gould	67,316	(10)	—	—	7,517	650	(7)	304,276	(10)(11)
Series A	40,421	(8)	37,539	37,522
Series C	38,263	(8)	37,520	37,528

Richard R. Green	11,346	(12)	—	—	12	321	(7)	241,692	(12)(13)
Series A	41,104	(8)	37,539	37,522
Series C	38,800	(8)	37,520	37,528

David E. Rapley	102,000	(14)	—	—	14,892	11,831	(15)	278,832	(14)
Series A	—		37,539	37,522
Series C	—		37,520	37,528

Larry E. Romrell	99,500		—	—	—	38,677	(16)	288,286
Series A	—		37,539	37,522
Series C	—		37,520	37,528

J.C. Sparkman	115,250		—	—	—	16,320	(17)	281,679
Series A	—		37,539	37,522
Series C	—		37,520	37,528

J. David Wargo	36,346	(12)	—	—	13,289	11,650	(18)	291,298	(12)(13)
Series A	41,104	(8)	37,539	37,522
Series C	38,800	(8)	37,520	37,528
____________________

(1)
Mr. Fries, our President and Chief Executive Officer, is not included in this table because he is a named executive officer of LGI and does not receive any additional compensation as a director. For information on Mr. Fries' compensation, please see Summary Compensation above.

(2)	The dollar amounts in the table reflect the fair value of the stock awards and grant date fair value of the option awards related to LGI stock at the time of grant in accordance with FASB ASC 718.

III-42

(3)	At December 31, 2012, the directors had the following awards outstanding:

Name	Series	Options (#)		Restricted Shares (#)(a)
J. Malone	Series A	73,568		—
	Series C	77,012		—

J. Cole	Series A	49,297		774
	Series C	49,401		800

M. Curtis	Series A	12,352	(b)	774
	Series C	12,454	(b)	800

J. Dick	Series A	66,853		774
	Series C	66,255		800

P. Gould	Series A	44,883		774
	Series C	44,987		800

R. Green	Series A	25,703		774
	Series C	25,805		800

D. Rapley	Series A	7,161		774
	Series C	7,265		800

L. Romrell	Series A	3,028		774
	Series C	3,118		800

J. Sparkman	Series A	29,297		774
	Series C	29,401		800

D. Wargo	Series A	57,489		774
	Series C	57,593		800
________________

(a)	Represents shares to be issued upon vesting of restricted share units.

(b)	Includes vested options (6,649 Series A shares and 6,649 Series C shares) awarded to Ms. Curtis while she was an employee of LGI or its predecessor.

(4)
The dollar amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column reflect the above-market value of accrued interest, which is the portion of the accrued interest equal to the amount that exceeds 120% of the applicable federal long-term rate (with compounding) at the time the rate was set, on compensation previously deferred by such director under our Director Deferred Compensation Plan.

(5)
Mr. Malone serves without cash compensation. On May 1, 2012, our compensation committee granted Mr. Malone option awards for his services as chairman of the board and a non-employee director, which options vest in three equal annual installments, commencing May 1, 2013.

(6)
Includes our aggregate incremental cost attributable to such director's family accompanying him on a business trip to and from Germany with personal stops on the return trip ($21,158). Also includes our aggregate incremental cost attributable to such director's spouse accompanying him on the corporate jet to and from Zurich, Switzerland, for the July 2012 board meeting, which included personal stops ($18,713), and gifts from us valued at less than $800, plus the related tax gross-up in the amount of $321.

(7)	Represents the amount paid as a tax gross-up on gifts from us valued at less than $800.

(8)	This is the dollar amount of fees paid in our Series A shares and Series C shares at the election of the director.

III-43

(9)
Includes our cost for commercial airline tickets for such director's companion's flights for two board meetings in Denver, Colorado, a board retreat in the Bahamas and an audit committee meeting in New York, New York (average cost per trip of $10,459). Also includes health insurance premiums for the benefit of such director and his companion and gifts from us valued at less than $800, plus the related tax gross-up in the amount of $404.

(10)
Amount includes $26,316 of Mr. Gould's fees, the payment of which Mr. Gould elected to defer pursuant to the Director Deferred Compensation Plan. Such deferred amount accrues interest at the rate of 9% per annum compounded quarterly until paid in full to him.

(11)	Such amount includes the value of 754 Series A shares and 751 Series C shares, the issuance of which Mr. Gould elected to defer pursuant to the Director Deferred Compensation Plan.

(12)
Amount includes less than $100 of Mr. Green's fees and of Mr. Wargo's fees, the payment of which each such director elected to defer pursuant to the Director Deferred Compensation Plan. Such deferred amount accrues interest at the rate of 9% per annum compounded quarterly until paid in full to him.

(13)	Such amount includes the value of 744 Series A shares and 743 Series C shares, the issuance of which Messrs. Green and Wargo each elected to defer pursuant to the Director Deferred Compensation Plan.

(14)
Amount includes $90,000 of Mr. Rapley's fees, the payment of which Mr. Rapley elected to defer pursuant to the Director Deferred Compensation Plan. Such deferred amount accrues interest at the rate of 9% per annum compounded quarterly until paid in full to him.

(15)
Includes our cost for a commercial airline ticket for such director's spouse's flight to Zurich, Switzerland and our aggregate incremental cost attributable to such director's spouse accompanying him on the corporate jet from Zurich, Switzerland for the July 2012 board meeting. Also includes the cost for ground transportation, food and tours for his companion while in Zurich for the meeting and gifts from us valued less than $800, plus the related tax gross-up in the amount of $321.

(16)
Includes our aggregate incremental cost attributable to the personal use of our aircraft ($25,923). Also includes our cost for a commercial airline ticket for such director's spouse's flight to Zurich, Switzerland and our aggregate incremental cost attributable to such director's spouse accompanying him on the corporate jet from Zurich, Switzerland, for the July board meeting, plus the cost of ground transportation, food and tours for his spouse while in Zurich for the board meeting. In addition, it includes gifts from us valued less than $800, plus the related tax gross-up in the amount of $500.

(17)	Includes our aggregate incremental cost attributable to the personal use of our aircraft ($15,237) and gifts from us valued less than $800, plus the related tax gross-up in the amount of $321.

(18)
Includes our cost for a commercial airline ticket for such director's spouse's flights to and from Zurich, Switzerland for the July board meeting and the cost of ground transportation, food and tours for his spouse while in Zurich for the meeting. It also includes gifts from us valued at less than $800, plus related tax gross-up in the amount of $430.

III-44

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth information, to the extent known by us or ascertainable from public filings, concerning shares of our common stock beneficially owned by each person or entity (excluding any of our directors and executive officers) known by us to own more than 5% of the outstanding shares of our Series A common stock or our Series B common stock.
Except as otherwise indicated in the notes to the table, the security ownership information is given as of March 31, 2013, and, in the case of percentage ownership information, is based upon (1) 141,099,761 Series A shares, (2) 10,176,295 Series B shares, and (3) 105,429,468 Series C shares, in each case, outstanding on March 31, 2013. Although beneficial ownership of our Series C common stock is set forth below, our Series C common stock is non-voting and, therefore, in the case of percentage voting information, is not included. Also, for purposes of the following presentation, beneficial ownership of our Series B shares, although convertible on a one-for-one basis into our Series A shares, is reported as beneficial ownership of our Series B shares only, and not as beneficial ownership of our Series A shares. The percentage of voting power is presented on an aggregate basis for each person or entity named below.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series	Voting Power
John C. Malone	Series A	1,131,491	(1)(2)(3)	*	36.6%
12300 Liberty Boulevard	Series B	8,787,373	(2)(4)	86.4%
Englewood, CO 80112	Series C	3,092,035	(1)(2)(3)(5)	2.9%

Robert R. Bennett	Series A	401,142	(6)	*	3.8%
c/o Liberty Media Corporation	Series B	889,251	(6)	8.7%
12300 Liberty Boulevard	Series C	—		—
Englewood, CO 80112

BlackRock, Inc.	Series A	10,240,573	(7)	7.3%	4.2%
40 East 52nd Street	Series B	—		—
New York, NY 10022	Series C	1,094,555	(8)	1.0%

William H. Gates III	Series A	10,855,524	(9)	7.7%	4.5%
One Microsoft Way	Series B	—		—
Redmond, WA 98052	Series C	706,507	(10)	*

Comcast Corporation	Series A	7,681,369	(11)	5.4%	3.2%
One Comcast Center	Series B	—		—
Philadelphia, PA 19103	Series C	—		—

T. Rowe Price Associates, Inc.	Series A	8,102,429	(12)	5.7%	3.3%
100 E. Pratt Street	Series B	—		—
Baltimore, MD 21202	Series C	—		—

Coatue Management LLC	Series A	8,584,691	(13)	6.1%	3.5%
9 West 57th Street	Series B	—		—
New York, NY 10019	Series C	129,515	(14)	*
_________________
* Less than one percent.

(1)	Includes 90,303 Series A shares and 294,869 Series C shares held by Mr. Malone's spouse, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)
Includes 48,000 Series A shares, 110,148 Series B shares and 158,148 Series C shares held by two trusts managed by an independent trustee, of which the beneficiaries are Mr. Malone's adult children. Mr. Malone has no pecuniary interest in the trusts, but he retains the right to substitute the assets held by the trusts.

(3)	Includes 41,011 Series A shares and 43,009 Series C shares that are subject to options or SARs, which were exercisable as of, or will be exercisable within 60 days of, March 31, 2013.

III-45

(4)	Includes 8,677,225 Series B shares held by a trust with respect to which Mr. Malone is the sole trustee and, with his spouse, retains a unitrust interest in the trust (the Malone Trust).

(5)
Includes 1,100,000 Series C shares subject to a long-dated post-paid variable forward sale contract with an unaffiliated counterparty, divided into 20 components of 55,000 shares each. The components mature on sequential trading days beginning on August 17, 2017 and ending on September 14, 2017.

(6)
The number of Series A shares and the number of Series B shares are based upon the Schedule 13D dated February 4, 2010, filed by Mr. Bennett and includes 53,192 Series A shares and 887,227 Series B shares that could be acquired pursuant to stock options held by Mr. Bennett. Subsequent to such filing, Mr. Bennett exercised the stock options for Series B shares and received the Series B shares and he exercised the stock options for the Series A shares in a same day sale transaction. Of the shares reported, the Schedule 13D shows Mr. Bennett and his spouse jointly owning, directly or indirectly, 400,934 Series A shares and 2,024 Series B shares.

(7)
The number of Series A shares is based upon the Schedule 13G (Amendment No. 4) for the year ended December 31, 2012, filed by BlackRock, Inc. and various subsidiaries, which together beneficially own the shares. The Schedule 13G reflects that BlackRock, Inc. has sole voting and dispositive powers over the Series A shares.

(8)	The number of Series C shares is based upon Form 13Fs for the quarter ended December 31, 2012, filed by various subsidiaries of BlackRock, Inc.

(9)
The number of Series A shares is based upon the Schedule 13G (Amendment No. 1) for the year ended December 31, 2012, filed by Mr. Gates, his spouse, Cascade Investment, L.L.C. (Cascade) of which Mr. Gates is the sole member, and the Bill & Melinda Gates Foundation Trust (the Gates Trust) of which Mr. Gates and his spouse are co-trustees. Based on such ownership structure, Mr. Gates beneficially owns the 8,736,009 Class A shares of which Cascade is the owner and the 2,119,515 Class A shares of which the Gates Trust is the owner. The Schedule 13G reflects that Mr. Gates has sole voting power and sole dispositive power over the Series A shares owned by Cascade and shared voting power and shared dispositive power over the remaining shares.

(10)	The number of Series C shares is based upon a Form 13F for the quarter ended December 31, 2012, filed by the Gates Trust.

(11)
The number of Series A shares is based upon the Schedule 13G for the year ended December 31, 2008, filed by Comcast Corporation and the following direct and indirect wholly-owned subsidiaries of Comcast Corporation: Comcast Holdings Corporation, Comcast Programming Holdings Inc. and Comcast QVC, Inc. Based on the ownership structure, such companies and Comcast Corporation beneficially own such shares, of which Comcast QVC, Inc. is the record owner. The Schedule 13G reflects that Comcast QVC, Inc. has shared voting power and shared dispositive power over the Series A shares with the foregoing entities.

(12)
The number of Series A shares is based upon the Schedule 13G for the year ended December 31, 2012, filed by T. Rowe Price Associates, Inc., which beneficially owns the shares as an investment advisor. The Schedule 13G reflects that T. Rowe Price Associates, Inc. has sole voting power over 2,043,977 Series A shares and sole dispositive power over all the Series A shares.

(13)
The number of Series A shares is based upon the Schedule 13G for the year ended December 31, 2012, filed by Coatue Management, LLC, Coatue Offshore Master Fund, Ltd. and Philippe Laffont. Mr. Laffont is the managing member of Coatue Management, LLC and the director of Coatue Offshore Master Fund, Ltd. Of the shares reported, Coatue Offshore Master Fund, Ltd. beneficially owns 8,071,703 of the Series A shares. The Schedule 13G reflects that such owners have shared voting power and shared dispositive power over all the Series A shares.

(14)	The number of Series C shares is based upon a Form 13F for the quarter ended December 31, 2012, filed by such beneficial owner.

III-46

 Security Ownership of Management
The following table sets forth information with respect to the beneficial ownership by each of our directors and each of our named executive officers as described below and by all of our directors and executive officers as a group of (1) our Series A shares, (2) our Series B shares and (3) our Series C shares.
The security ownership information is given as of March 31, 2013, and, in the case of percentage ownership information, is based upon (1) 141,099,761 Series A shares, (2) 10,176,295 Series B shares and (3) 105,429,468 Series C shares, in each case, outstanding on that date. Although beneficial ownership of our Series C common stock is set forth below, our Series C common stock is non-voting and, therefore, in the case of percentage voting information, is not included. The percentage of voting power is presented on an aggregate basis for each person or group listed below.
Shares of common stock issuable on or within 60 days after March 31, 2013, upon exercise of options or SARs, vesting of restricted share units, conversion of convertible securities or exchange of exchangeable securities, are deemed to be outstanding and to be beneficially owned by the person holding the options, SARs, restricted share units or convertible or exchangeable securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Shares of restricted stock that have been issued pursuant to our incentive plans are included in the outstanding share numbers provided throughout this Form 10-K/A. For purposes of the following presentation, beneficial ownership of our Series B shares, although convertible on a one-for-one basis into our Series A shares, is reported as beneficial ownership of our Series B shares only, and not as beneficial ownership of our Series A shares.
So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table. With respect to certain of our executive officers and directors, the number of shares indicated as owned by them include shares held by our 401(k) Plan as of March 31, 2013, for their respective accounts.

III-47

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series	Voting Power
John C. Malone	Series A	1,131,491	(1)(2)(4)(5)	*	36.6%
Chairman of the Board	Series B	8,787,373	(2)(3)	86.4%
	Series C	3,092,035	(1)(2)(4)(5)(6)	2.9%

John P. Cole, Jr.	Series A	54,050	(5)	*	*
Director	Series B	—		—
	Series C	54,081	(5)	*

Miranda Curtis	Series A	134,437	(5)	*	*
Director	Series B	—		—
	Series C	130,835	(5)	*

John W. Dick	Series A	77,337	(5)	*	*
Director	Series B	—		—
	Series C	74,213	(5)	*

Michael T. Fries	Series A	1,069,562	(4)(5)(7)(8)(9)	*	*
Director, President & Chief Executive	Series B	—		—
Officer	Series C	1,155,730	(4)(5)(7)(8)(9)	1.1%

Paul A. Gould	Series A	240,029	(5)	*	*
Director	Series B	51,429		*
	Series C	373,782	(5)	*

Richard R. Green	Series A	25,276	(5)	*	*
Director	Series B	—		—
	Series C	24,199	(5)	*

David E. Rapley	Series A	5,408	(5)	*	*
Director	Series B	—		—
	Series C	12,665	(5)	*

Larry E. Romrell	Series A	25,513		*	*
Director	Series B	—		—
	Series C	24,728		*

J.C. Sparkman	Series A	43,825	(5)	*	*
Director	Series B	—		—
	Series C	43,859	(5)	*

J. David Wargo	Series A	56,083	(4)(5)(10)	*	*
Director	Series B	—		—
	Series C	56,212	(4)(5)(10)	*

Charles H.R. Bracken	Series A	121,278	(5)	*	*
Executive Vice President & Co-Chief	Series B	—		—
Financial Officer	Series C	121,278	(5)	*

Bernard G. Dvorak	Series A	190,064	(4)(5)(8)(9)(11)	*	*
Executive Vice President & Co-Chief	Series B	—		—
Financial Officer	Series C	215,794	(4)(5)(8)(9)(11)	*

Diederik Karsten	Series A	71,900	(5)(12)	*	*
Executive Vice President, European	Series B	—		—
Broadband Operations	Series C	71,900	(5)(12)	*

Balan Nair	Series A	159,459	(4)(5)(8)	*	*
Executive Vice President & Chief	Series B	—		—
Technology Officer	Series C	176,240	(4)(5)(8)(9)	*

All directors and executive officers as a	Series A	3,414,140	(9)(10)(13)(14)	2.4%	37.6%
group (16 persons)	Series B	8,838,802	(13)	86.9%
	Series C	5,633,387	(6)(9)(10)(13)(14)	5.3%
___________________

*	Less than one percent.

III-48

(1)	Includes 90,303 Series A shares and 294,869 Series C shares held by Mr. Malone's spouse, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)
Includes 48,000 Series A shares, 110,148 Series B shares and 158,148 Series C shares held by two trusts managed by an independent trustee, of which the beneficiaries are Mr. Malone's adult children. Mr. Malone has no pecuniary interest in the trusts, but he retains the right to substitute the assets held by the trusts.

(3)	Includes 8,677,225 Series B shares held by the Malone Trust.

(4)	Includes shares pledged to the indicated entities in support of one or more lines of credit or margin accounts extended by such entities:

	No. of Shares Pledged
Owner	Series A	Series C	Entity Holding the Shares
John C. Malone	905,435	—	Bank of America NA
John C. Malone	21,550	698,875	Merrill Lynch
John C. Malone	25,192	797,134	Fidelity Brokerage Services, LLC
Michael T. Fries	541,546	501,848	Morgan Stanley
J. David Wargo	748	747	UBS Financial Services, Inc.
Bernard G. Dvorak	53,377	71,820	UBS Financial Services, Inc.
Balan Nair	55,452	74,569	UBS Financial Services, Inc.

(5)	Includes shares that are subject to options or SARs, which were exercisable as of, or will be exercisable within 60 days of, March 31, 2013, as follows:

Owner	Series A	Series C
John C. Malone	41,011	43,009
John P. Cole, Jr.	46,269	46,283
Miranda Curtis	8,856	8,868
John W. Dick	63,357	62,669
Michael T. Fries	450,567	450,567
Paul A. Gould	41,855	41,869
Richard R. Green	22,207	22,219
David E. Rapley	4,133	4,147
J.C. Sparkman	26,269	26,283
J. David Wargo	54,461	54,475
Charles H.R. Bracken	121,278	121,278
Bernard G. Dvorak	74,168	74,168
Diederik Karsten	57,538	57,538
Balan Nair	86,180	86,180

(6)
Includes 1,100,000 Series C shares subject to a long-dated post-paid variable forward sale contract with an unaffiliated counterparty, divided into 20 components of 55,000 shares each. The components mature on sequential trading days beginning on August 17, 2017 and ending on September 14, 2017.

(7)
Includes 46,200 Series A shares and 118,500 Series C shares held by a trust managed by an independent trustee, of which the beneficiaries are Mr. Fries' children. Mr. Fries has no pecuniary interest in the trust, but he retains the right to substitute the assets held by the trust.

(8)	Includes restricted shares, none of which will vest within 60 days of March 31, 2013, as follows:

Owner	Series A	Series C
Michael T. Fries	29,272	29,272
Bernard G. Dvorak	12,807	12,807
Balan Nair	12,807	12,807

III-49

(9)	Includes shares held in our 401(k) Plan as follows:

Owner	Series A	Series C
Michael T. Fries	1,977	5,543
Bernard G. Dvorak	510	4,808
Balan Nair	—	2,684

(10)
Includes 679 Series A shares and 629 Series C shares held in various accounts managed by Mr. Wargo, as to which shares Mr. Wargo has disclaimed beneficial ownership. Also includes 16 Series C shares held by Mr. Wargo's spouse, as to which Mr. Wargo has disclaimed beneficial ownership.

(11)
Includes the following securities held by Mr. Dvorak's spouse, as to which Mr. Dvorak has disclaimed beneficial ownership: (a) 25,825 Series A shares of which 3,659 shares are restricted and 25,101 Series C shares of which 3,659 shares are restricted; (b) 21,196 Series A shares and 21,196 Series C shares that are subject to options or SARs, which were exercisable as of, or will be exercisable within 60 days of, March 31, 2013; and (c) 1,551 Series A shares and 5,894 Series C shares held in our 401(k) Plan. None of the restricted shares are exercisable within 60 days of March 31, 2013.

(12)	Includes 600 Series A shares and 600 Series C shares that are subject to restricted share units, which will vest within 60 days of March 31, 2013.

(13)
Includes 211,007 Series A shares, 110,148 Series B shares and 597,263 Series C shares held by relatives of certain directors and executive officers or held pursuant to certain trust arrangements, as to which shares beneficial ownership has been disclaimed.

(14)
Includes 1,124,773 Series A shares and 1,126,177 Series C shares that are subject to options, SARs or restricted share units, which were exercisable as of, or will be exercisable or vest within 60 days of, March 31, 2013; 4,038 Series A shares and 19,337 Series C shares held by the 401(k) Plan; 1,603,300 Series A shares and 2,144,993 Series C shares pledged in support of various lines of credit or margin accounts; and 58,545 restricted Series A shares and 58,545 restricted Series C shares.

Change in Control
We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

III-50

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
 ____________

(1)
This table includes SARs with respect to 3,761,337 and 3,786,754 shares of Series A and Series C common stock, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of LGI common stock or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of LGI common stock. Based upon the respective market prices of Series A and Series C common stock at December 31, 2012 and excluding any related tax effects, 1,544,630 and 1,483,472 shares of Series A and Series C common stock, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2012. For further information, see note 12 to our consolidated financial statements.

(2)
In addition to the option and SAR information included in this table, there are outstanding under the various incentive plans restricted shares and restricted share unit awards (including PSUs) with respect to an aggregate of 1,091,593 shares of Series A common stock and 1,091,886 shares of Series C common stock.

(3)
The Incentive Plan permits grants of, or with respect to, Series A, Series B or Series C common stock subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2012, an aggregate of 8,778,271 shares of common stock were available for issuance pursuant to the incentive plan.

(4)
The non-employee director incentive plan permits grants of, or with respect to, LGI Series A, Series B or Series C common stock subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of Series B shares), subject to anti-dilution adjustments. As of December 31, 2012, an aggregate of 8,950,026 shares of common stock were available for issuance pursuant to the non-employee director incentive plan (of which no more than five million shares may consist of LGI Series B shares).

(5)
Prior to LGI International’s spin off from LIC, then known as Liberty Media Corporation, LIC approved the non-employee director incentive plan and LGI International's transitional plan in its capacity as the then sole shareholder of LGI International.

(6)
The LGI International transitional plan was adopted in connection with LGI International’s spin off from LIC to provide for the supplemental award of options to purchase shares of LGI common stock and restricted shares of LGI common stock, in each case, pursuant to adjustments made to outstanding LIC stock incentive awards in accordance with the anti-

III-51

dilution provisions of LIC’s stock incentive plans. No additional awards will be made under LGI International's transitional plan.

(7)
The UGC equity incentive plans are comprised of the UnitedGlobalCom, Inc. Stock Option Plan for Non-Employee Directors, effective March 20, 1998, amended and restated as of January 22, 2004, and the UnitedGlobalCom, Inc. Equity Incentive Plan, amended and restated effective October 17, 2003. Awards outstanding under each of these plans were converted into awards with respect to LGI common stock in connection with the June 2005 combination of LGI International and UGC. No additional awards will be made under these plans.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Under our corporate governance guidelines, if a director has an actual or potential conflict of interest, the director must promptly inform our chief executive officer and the chair of our audit committee or the chair of our nominating and corporate governance committee if the chair of the audit committee is the conflicted director. All directors must recuse themselves from any discussion or decision that involves or affects their personal, business or professional interests. Also under our corporate governance guidelines, an independent committee of our board will resolve any conflict of interest issue involving a director, our chief executive officer or any other executive officer. No related party transaction (as defined by Item 404(a) of Regulation S-K promulgated by the SEC) may be effected without the approval of such independent committee. When the potential conflict or transaction involves an executive officer, the audit committee is the independent committee charged by our corporate governance guidelines with this duty. When the potential conflict or transaction involves a director, a committee of the disinterested independent directors is the independent committee charged by our corporate governance guidelines with this duty.
Certain Relationships

Malone Parties

On February 5, 2013, LGI entered into an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media Inc. (Virgin Media) and certain of its subsidiaries, pursuant to which LGI will acquire Virgin Media in a stock and cash merger (the Virgin Media Acquisition). In connection with the Virgin Media Merger Agreement, Virgin Media entered into a support agreement (the Support Agreement) with John Malone, who is our chairman of the board, his spouse and the Malone Trust (collectively, the Malone Parties). Under the Support Agreement, the Malone Parties agreed to vote, subject to the terms and conditions in the Support Agreement, all of the Series B shares beneficially owned by the Malone Trust, together with any Series A shares owned by Mr. Malone and his spouse, in favor of the Virgin Media Acquisition.

As an inducement to enter into the Support Agreement, on February 5, 2013, LGI executed a letter agreement with the Malone Parties, pursuant to which LGI agreed (1) to pay all out-of-pocket costs, and reasonable fees and expenses of counsel and other advisors, incurred by the Malone Parties in connection with the performance of the Support Agreement and (2) to indemnify (to the fullest extent permitted by Delaware law) each of the Malone Parties against any claims, damages, fees, costs and expenses incurred by them (including reasonable fees and expenses of counsel) in their capacity as stockholders of LGI relating to or arising out of the performance of the Support Agreement.

Charitable Foundation
In 2012, we, our Chellomedia division and certain of our other subsidiaries contributed an aggregate of £620,440 ($983,265 based on the 2012 average exchange rate) of cash to the Lessons for Life Foundation UK (fka Chello Foundation UK), an independent educational charity organized in accordance with the non-profit laws of England. Included in such cash contribution was £162,670 ($257,797 based on the 2012 average exchange rate) in matching contributions based on the Lessons for Life Foundation UK's fund raising efforts. We also contributed in-kind services, directly or indirectly, to the Lessons for Life Foundation UK, the Lessons for Life Foundation Ireland and the Lessons for Life Foundation US for an aggregate value of £289,030 ($458,051 based on the 2012 average exchange rate). Each of the Lessons for Life Foundations is an independent charity organized in accordance with the non-profit laws of their respective countries. The focus of the Lessons for Life Foundations is to provide scholarships for AIDS orphans in Africa. Mr. Bracken, a named executive officer, Ms. Blair, our senior vice president and chief human resources officer, and eight employees of Chellomedia or LGE (as the case may be) are trustees of the Lessons for Life Foundation UK. Mr. Fries, our president and chief executive officer, and Ms. Blair are trustees of the Lessons for Life Foundation US. The trustees do not receive any remuneration for their involvement with any of the Foundations. The establishment of the Foundations and their objectives have been reviewed and approved by our audit committee, which also approves the annual budget for the Foundations. As part of our charitable giving program, we are supportive of the goals and objectives of the Lessons for Life Foundations.
Other
Amy M. Blair, spouse of our named executive officer Bernard G. Dvorak, is our senior vice president and chief human resources officer. Ms. Blair and Mr. Dvorak were each officers of our company prior to their marriage. As an officer, Ms. Blair receives an annual salary and is a participant in all programs available to members of our senior management team, including the potential for an annual cash performance award, performance-based and other equity incentive awards and benefits. As with all members of our senior management team, Ms. Blair's salary, cash performance awards and equity incentive awards are reviewed and approved by our compensation committee. Ms. Blair's salary and cash performance award for 2012 was approximately $923,115. Each year, pursuant to her equity-related compensation, she may vest in equity and receive grants of new equity awards, subject to the review and approval of our compensation committee.
Director Independence
It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with our company other than in his capacity as a board member. To assist our board of directors in determining which of our directors qualify as independent for purposes of the Nasdaq Stock Market rules, as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board follows the Corporate Governance Rules of the Nasdaq Stock Market on the criteria for director independence.
In accordance with these criteria, our board of directors has determined that each of John P. Cole, Jr., John W. Dick, Paul A. Gould, Richard R. Green, David E. Rapley, Larry E. Romrell, J.C. Sparkman and J. David Wargo qualifies as an independent director of our company.
Our board of directors has appointed John C. Malone and Michael T. Fries, neither of whom is an independent director, to an executive committee of the board which is empowered to exercise all the powers and authority of the full board in managing our company between meetings, except as specifically prohibited by the General Corporation Law of the State of Delaware or limited by our board of directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees and All Other Fees
The following table presents fees for professional audit services rendered by KPMG LLP and its international affiliates for the audit of our consolidated financial statements for 2012 and 2011 and the separate financial statements of certain of our subsidiaries, and fees billed for other services rendered by KPMG LLP and its international affiliates.
Fees billed in currencies other than U.S. dollars were translated into U.S. dollars at the average exchange rate in effect during the applicable year.

	Year ended December 31,
	2012	2011
	in thousands
Audit fees (1)	$12,530	$12,744
Audit related fees (2)	153	5

Audit and audit related fees	12,683	12,749
Tax fees (3)	232	111
Total fees	$12,915	$12,860
__________________

(1)
Audit fees include fees for the audit and quarterly reviews of our 2012 and 2011 consolidated financial statements, audit of internal controls over financial reporting, statutory audits, audits required by covenants and fees billed in the respective periods for professional consultations with respect to accounting issues, offering memoranda, registration statement filings and issuance of consents, attest services required by statute or regulation and similar matters.

(2)	Audit related fees include fees billed in the respective periods for attest services not required by statute or regulation.

(3)	Tax fees include fees billed in the respective periods for tax compliance and consultations regarding the tax implications of certain transactions.

III-52

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and does not believe that the provision of such services is incompatible with KPMG LLP maintaining its independence. Our audit committee approved the provision of all the services described in the table above.
 Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
Effective June 15, 2005, as amended and restated, our audit committee adopted a policy regarding the pre-approval of all audit and certain permissible audit-related and non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has pre-approved the engagement of our independent auditor to provide:

▪
audit services as specified in the policy, including (a) financial statement audits for us required by statute or regulatory authority, excluding the audit of our annual financial statements, (b) financial statement audits of our subsidiaries required by statute or regulatory authority, (c) services associated with registration statements, periodic reports and other documents filed with the SEC, such as consents, comfort letters and responses to comment letters, (d) attestations required by statute or regulatory authority, and (e) consultations with management as to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules of applicable regulatory and standard setting bodies (when such consultations are considered “audit services” under the SEC rules promulgated pursuant to the Exchange Act);

▪
audit-related services as specified in the policy, including (a) due diligence services relating to potential business acquisitions and dispositions, (b) financial statement audits of employee benefit plans, (c) consultations with management with respect to the accounting or disclosure treatment of transactions or events and the actual or potential impact of final or proposed rules of applicable regulatory and standard setting bodies (when such consultations are considered “audit-related services” and not “audit services” under the SEC rules promulgated pursuant to the Exchange Act), (d) attestation services not required by statute or regulation, (e) closing balance sheet audits pertaining to dispositions, (f) assistance with implementation of the requirements of SEC, IASB or PCAOB rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act, (g) services associated with offering memoranda and other documents filed with or required by applicable regulators, such as consents, comfort letters and responses to comment letters, (h) internal control reviews and assistance with internal control reporting requirements, and (i) financial statement audits of our subsidiaries and affiliates not required by statute or regulatory authority but required by contract or other internal reasons;

▪
tax services as specified in the policy, including (a) planning, advice and compliance services in connection with the preparation and filing of U.S. federal, state, local or international taxes, (b) review or preparation of U.S. federal, state, local and international income, franchise and other tax returns, (c) assistance with tax audits and appeals before the IRS or similar local and foreign agencies, (d) tax advice regarding statutory, regulatory or administrative developments, (e) expatriate tax assistance and compliance, (f) mergers and acquisitions tax due diligence assistance and (g) tax advice and assistance regarding structuring of mergers and acquisitions; and

▪	non-audit services as specified in the policy, currently limited to assistance with environmental and sustainability reporting (all of the foregoing, being referred to as Pre-Approved Services).
Notwithstanding the foregoing general pre-approval, any individual project involving the provision of Pre-Approved Services that is expected to result in fees in excess of $75,000 requires the specific approval of our audit committee. In addition, any engagement of our independent auditors for services other than the Pre-Approved Services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to its chairman, provided that the fees for any individual project for which such approval is requested are not, in the reasonable judgment of the chairman, likely to exceed $200,000. At each audit committee meeting, the chairman's approval of services provided by our independent auditors is subject to disclosure to the entire audit committee. Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

III-53

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of the Registrant's Annual Report on Form 10-K/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
31.4	Certification of President and Chief Executive Officer**
31.5	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.6	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
32 -- Section 1350 Certification ***

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*     Previously filed with Liberty Global, Inc.'s Form 10-K dated February 13, 2013
**    Filed herewith
***     Previously furnished with Liberty Global, Inc.'s Form 10-K dated February 13, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated:	April 24, 2013	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

	Chairman of the Board	April 24, 2013
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	April 24, 2013
Michael T. Fries

/s/ JOHN P. COLE	Director	April 24, 2013
John P. Cole

/s/ MIRANDA CURTIS	Director	April 24, 2013
Miranda Curtis

/s/ JOHN W. DICK	Director	April 24, 2013
John W. Dick

/s/ PAUL A. GOULD	Director	April 24, 2013
Paul A. Gould

/s/ RICHARD R. GREEN	Director	April 24, 2013
Richard R. Green

	Director	April 24, 2013
David E. Rapley

/s/ LARRY E. ROMRELL	Director	April 24, 2013
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	April 24, 2013
J.C. Sparkman

/s/ J. DAVID WARGO	Director	April 24, 2013
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	April 24, 2013
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	April 24, 2013
Bernard G. Dvorak	Officer (Principal Accounting Officer)