Form 10-Q
period 2013-03-31
Liberty Global, Inc.
filed 2013-05-06
CIK 1316631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding shares of Liberty Global, Inc.’s common stock as of April 30, 2013 was:
Series A common stock — 141,164,250 shares;
Series B common stock — 10,176,295 shares; and
Series C common stock — 105,494,369 shares.

LIBERTY GLOBAL, INC.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,906.8	$2,038.9
Trade receivables, net	893.4	1,031.0
Deferred income taxes	78.0	98.4
Other current assets (note 4)	651.2	557.5
Total current assets	4,529.4	3,725.8
Restricted cash (notes 2 and 9)	3,556.4	1,516.7
Investments (including $1,806.2 million and $947.9 million, respectively, measured at fair value) (note 3)	1,807.1	950.1
Property and equipment, net (note 6)	13,018.5	13,437.6
Goodwill (note 6)	13,449.9	13,877.6
Intangible assets subject to amortization, net (note 6)	2,397.8	2,581.3
Other assets, net (note 4)	2,213.2	2,218.6
Total assets	$40,972.3	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2013	December 31, 2012
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$578.9	$774.0
Deferred revenue and advance payments from subscribers and others	903.5	849.7
Current portion of debt and capital lease obligations (note 7)	1,065.8	363.5
Derivative instruments (note 4)	538.0	569.9
Accrued interest	324.7	351.8
Accrued programming	276.8	251.0
Other accrued and current liabilities (note 3)	2,232.0	1,460.4
Total current liabilities	5,919.7	4,620.3
Long-term debt and capital lease obligations (note 7)	29,600.1	27,161.0
Other long-term liabilities (note 4)	3,883.8	4,441.3
Total liabilities	39,403.6	36,222.6
Commitments and contingencies (notes 2, 4, 7 and 13)
Equity (note 9):
LGI stockholders:
Series A common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding 141,099,760 and 142,284,430 shares, respectively	1.4	1.4
Series B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,176,295 and 10,206,145 shares, respectively	0.1	0.1
Series C common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding 105,429,468 and 106,402,667 shares, respectively	1.1	1.1
Additional paid-in capital	2,329.2	2,955.6
Accumulated deficit	(2,349.7)	(2,348.7)
Accumulated other comprehensive earnings, net of taxes	1,615.4	1,600.5
Total LGI stockholders	1,597.5	2,210.0
Noncontrolling interests	(28.8)	(124.9)
Total equity	1,568.7	2,085.1
Total liabilities and equity	$40,972.3	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2013	2012
	in millions, except share and per share amounts

Revenue (note 12)	$2,767.7	$2,537.0
Operating costs and expenses:
Operating (other than depreciation and amortization) (including stock-based compensation) (notes 10 and 12)	1,027.0	897.7
Selling, general and administrative (SG&A) (including stock-based compensation) (notes 10 and 12)	497.9	471.4
Depreciation and amortization	693.1	670.7
Impairment, restructuring and other operating items, net (note 2)	24.3	2.9
	2,242.3	2,042.7
Operating income	525.4	494.3
Non-operating income (expense):
Interest expense	(470.1)	(418.1)
Interest and dividend income	13.9	19.0
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	195.8	(614.1)
Foreign currency transaction gains (losses), net	(134.9)	479.0
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 3 and 5)	72.2	50.9
Losses on debt modification and extinguishment, net (note 7)	(158.3)	(6.8)
Other expense, net	(1.6)	(0.3)
	(483.0)	(490.4)
Earnings from continuing operations before income taxes	42.4	3.9
Income tax expense (note 8)	(20.5)	(33.1)
Earnings (loss) from continuing operations	21.9	(29.2)
Earnings from discontinued operation, net of taxes (note 2)	—	38.1
Net earnings	21.9	8.9
Net earnings attributable to noncontrolling interests	(22.9)	(34.0)
Net loss attributable to LGI stockholders	$(1.0)	$(25.1)

Basic and diluted earnings (loss) attributable to LGI stockholders per share — Series A, Series B and Series C common stock (note 11):
Continuing operations	$—	$(0.17)
Discontinued operation	—	0.08
	$—	$(0.09)

Weighted average common shares outstanding — basic and diluted	256,902,900	272,973,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended
	March 31,
	2013	2012
	in millions

Net earnings	$21.9	$8.9
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	21.4	60.1
Other	0.1	—
Other comprehensive earnings	21.5	60.1
Comprehensive earnings	43.4	69.0
Comprehensive earnings attributable to noncontrolling interests	(29.5)	(37.9)
Comprehensive earnings attributable to LGI stockholders	$13.9	$31.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	LGI stockholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total LGI stockholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2013	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$2,210.0	$(124.9)	$2,085.1
Net earnings	—	—	—	—	(1.0)	—	(1.0)	22.9	21.9
Other comprehensive earnings, net of taxes	—	—	—	—	—	14.9	14.9	6.6	21.5
Purchase of additional Telenet shares (note 9)	—	—	—	(529.2)	—	—	(529.2)	63.6	(465.6)
Repurchase and cancellation of LGI common stock (note 9)	—	—	—	(169.0)	—	—	(169.0)	—	(169.0)
LGI call option contracts (note 9)	—	—	—	56.2	—	—	56.2	—	56.2
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	(22.7)	(22.7)
Stock-based compensation (note 10)	—	—	—	13.8	—	—	13.8	—	13.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	1.8	—	—	1.8	25.7	27.5
Balance at March 31, 2013	$1.4	$0.1	$1.1	$2,329.2	$(2,349.7)	$1,615.4	$1,597.5	$(28.8)	$1,568.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2013	2012
	in millions
Cash flows from operating activities:
Net earnings	$21.9	$8.9
Earnings from discontinued operation	—	(38.1)
Earnings (loss) from continuing operations	21.9	(29.2)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	26.8	27.7
Depreciation and amortization	693.1	670.7
Impairment, restructuring and other operating items, net	24.3	2.9
Amortization of deferred financing costs and non-cash interest accretion	16.3	16.0
Realized and unrealized losses (gains) on derivative instruments, net	(195.8)	614.1
Foreign currency transaction losses (gains), net	134.9	(479.0)
Realized and unrealized gains due to changes in fair values of certain investments, net	(72.2)	(50.9)
Losses on debt modification and extinguishment, net	158.3	6.8
Deferred income tax expense (benefit)	(38.0)	132.3
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(211.9)	(156.6)
Net cash provided by operating activities of discontinued operation	—	51.0
Net cash provided by operating activities	557.7	805.8
Cash flows from investing activities:
Capital expenditures	(504.3)	(521.3)
Cash paid in connection with acquisitions, net of cash acquired	—	(32.3)
Other investing activities, net	5.9	12.2
Net cash used by investing activities of discontinued operation	—	(53.0)
Net cash used by investing activities	$(498.4)	$(594.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2013	2012
	in millions
Cash flows from financing activities:
Decrease in restricted cash related to the LGI Telenet Tender	$1,539.7	$—
Borrowings of debt	1,103.9	1,054.6
Repayments and repurchases of debt and capital lease obligations	(1,019.9)	(1,106.4)
Shares acquired related to the LGI Telenet Tender	(454.5)	—
Repurchase of LGI common stock	(185.5)	(230.5)
Payment of financing costs and debt premiums	(181.7)	(20.0)
Payment of net settled employee withholding taxes on stock incentive awards	(13.6)	(6.6)
Change in cash collateral	(0.2)	64.0
Other financing activities, net	42.7	0.2
Net cash provided (used) by financing activities	830.9	(244.7)
Effect of exchange rate changes on cash:
Continuing operations	(22.3)	42.5
Discontinued operation	—	2.0
Total	(22.3)	44.5
Net increase in cash and cash equivalents:
Continuing operations	867.9	11.2
Discontinued operation	—	—
Net increase in cash and cash equivalents	867.9	11.2
Cash and cash equivalents:
Beginning of period	2,038.9	1,651.2
End of period	$2,906.8	$1,662.4
Cash paid for interest:
Continuing operations	$467.6	$377.8
Discontinued operation	—	12.5
Total	$467.6	$390.3
Net cash paid (refunded) for taxes — continuing operations	$20.5	$(1.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

(1)    Basis of Presentation

Liberty Global, Inc. (LGI) is an international provider of video, broadband internet and telephony services, with consolidated operations at March 31, 2013 in 13 countries, primarily in Europe and Chile. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding and the broadband communications operations in Germany of Unitymedia KabelBW GmbH (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the “UPC/Unity Division.” UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” Through Liberty Global Europe’s 58.4%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet and telephony services in Belgium. Our operations also include (i) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Accordingly, (i) our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 have been reclassified to present Austar as a discontinued operation and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding the disposition of Austar, see note 2.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2012 consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K/A.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2013.

Certain prior period amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

(2)   Acquisitions and Discontinued Operation

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

Subject to the terms and conditions of the Virgin Media Merger Agreement, which has been approved unanimously by both our and Virgin Media’s board of directors:

•
Each share of common stock, par value $0.01 per share, of Virgin Media will be converted into the right to receive (i) 0.2582 Class A ordinary shares of a new public limited company organized under the laws of the United Kingdom (New Liberty Global), (ii) 0.1928 Class C ordinary shares of New Liberty Global and (iii) $17.50 in cash; and

•
Each share of Series A common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class A ordinary share of New Liberty Global; each share of Series B common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class B ordinary share of New Liberty Global; and each share of Series C common stock, par value $0.01 per share, of LGI will be converted into the right to receive one Class C ordinary share of New Liberty Global.

Each Class A ordinary share of New Liberty Global will be entitled to one vote per share, each Class B ordinary share of New Liberty Global will be entitled to ten votes per share and each Class C ordinary share of New Liberty Global will be issued without voting rights. As of March 31, 2013, there were approximately 270.5 million shares of Virgin Media common stock outstanding, 15.0 million shares of Virgin Media common stock underlying outstanding Virgin Media share awards and 52.0 million shares of Virgin Media common stock issuable upon conversion of outstanding Virgin Media convertible debt (excluding any shares issuable as a result of the make-whole premium provision of such convertible debt).

Consummation of the Virgin Media Acquisition is subject to customary conditions, including (i) regulatory and antitrust approvals, including the European Commission and competition authorities, which approvals were received in April 2013, (ii) the adoption of the Virgin Media Merger Agreement by the stockholders of LGI and Virgin Media and (iii) the approval of the shares of New Liberty Global being listed for quotation on the NASDAQ Global Select Market. The stockholder meetings for LGI and Virgin Media to consider and vote upon a proposal to approve the Virgin Media Merger Agreement and related transactions are currently scheduled to occur on June 3, 2013 and June 4, 2013, respectively. Under the Virgin Media Merger Agreement, we have agreed, among other things, to certain covenants that may place certain restrictions on us and our subsidiaries, none of which restrictions are expected to have a material adverse impact on our business or operations.

The Virgin Media Merger Agreement provides that upon termination of the Virgin Media Merger Agreement under other specified circumstances, LGI or Virgin Media may be required to pay the other party a termination fee of $470.0 million and/or reimburse the other party for its expenses, subject to a $35.0 million cap.

In connection with the execution of the Virgin Media Merger Agreement, we entered into various debt financing arrangements whereby we:

•
Obtained commitments from various financial institutions to provide certain subsidiaries of Virgin Media a senior credit facility (the Virgin Media Credit Facility) that will be entered into on or around the date that the Virgin Media Acquisition is completed. The Virgin Media Credit Facility will be comprised of (i) a £375.0 million ($607.1 million) sterling-denominated Term Loan A, (ii) a $2,755.0 million U.S. dollar-denominated Term Loan B (VM TLB) and (iii) a £600.0 million ($971.3 million) sterling-denominated Term Loan C. In addition, the Virgin Media Credit Facility currently provides for a £250.0 million ($404.7 million) revolving credit facility, which may be increased prior to the date the Virgin Media Acquisition is completed;

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

•
Issued, on February 22, 2013, (i) $1.0 billion 5.375% Senior Secured Notes due 2021 (the VM Dollar Senior Secured Notes) and £1.1 billion ($1.8 billion) 6.0% Senior Secured Notes due 2021 (the VM Sterling Senior Secured Notes and, together with the VM Dollar Senior Secured Notes, the VM Senior Secured Notes) and (ii) $530.0 million 6.375% Senior Notes due 2023 (the VM Dollar Senior Notes) and £250.0 million ($404.7 million) 7.0% Senior Notes due 2023 (the VM Sterling Senior Notes and, together with the VM Dollar Senior Notes, the VM Senior Notes). The VM Senior Secured Notes were issued by Lynx I Corp. (Lynx I or any successor company, the VM Senior Secured Notes Issuer) and the VM Senior Notes were issued by Lynx II Corp. (Lynx II or any successor company, the VM Senior Notes Issuer), both of which are subsidiaries of LGI. It is contemplated that the VM Senior Secured Notes and the VM Senior Notes (collectively, the VM Notes) will be pushed down to a Virgin Media successor company in connection with the closing of the Virgin Media Acquisition; and

•
Expect to rollover Virgin Media’s existing $2.4 billion (equivalent) Senior Secured Notes due 2018 (the VM 2018 Notes) and $905.9 million (equivalent) Senior Notes due 2019 (the VM 2019 Notes). In this respect, Virgin Media has obtained consent from holders of the VM 2018 Notes and the VM 2019 Notes to (i) waive its obligations under the respective indentures governing the VM 2018 Notes and the VM 2019 Notes to offer to repurchase such notes upon completion of the Virgin Media Acquisition, which transaction represents a “Change of Control” event under such indentures, and (ii) make certain other amendments to the respective indentures.

In a transaction that did not impact our cash and cash equivalents, the net proceeds from the VM Senior Secured Notes and the VM Senior Notes (after deducting certain transaction expenses) of $3,557.5 million (equivalent at the transaction date) were placed into segregated escrow accounts (the Virgin Media Escrow Accounts) with a trustee. Such net proceeds will be released upon closing of the Virgin Media Acquisition. If the Virgin Media Acquisition is not completed by February 4, 2014, then the VM Senior Secured Notes and the VM Senior Notes will be subject to mandatory redemption at (i) 100% of the principal amount thereof if such redemption event occurs on or before November 4, 2013 or (ii) 101% of the principal amount thereof if such redemption event occurs after November 4, 2013, in each case, plus accrued and unpaid interest thereon.

In connection with the closing of the Virgin Media Acquisition, we expect to use (i) the amounts included in the Virgin Media Escrow Accounts ($3,548.8 million at March 31, 2013), (ii) availability under the Virgin Media Credit Facility and (iii) existing liquidity of LGI and Virgin Media to fund (a) the cash component of the consideration for the Virgin Media Acquisition, (b) the repayment of Virgin Media’s existing bank credit facility, (c) amounts that may be required to repurchase Virgin Media's existing senior secured notes due 2021 and senior notes due 2022 (collectively, the VM 2021 and 2022 Notes) pursuant to the applicable “Change of Control” provisions of the underlying indentures and (d) certain fees and expenses related to the transaction.  On May 3, 2013, a notice of change of control and offer to purchase the VM 2021 and 2022 Notes was launched by Virgin Media and will remain open until midnight New York City time on June 7, 2013 unless extended or earlier terminated.

2012 Acquisition

Puerto Rico. On November 8, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), completed a series of transactions (collectively, the Puerto Rico Transaction) with certain investment funds affiliated with Searchlight Capital Partners L.P. (collectively, Searchlight) that resulted in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Old Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. In connection with the Puerto Rico Transaction, (i) Old Liberty Puerto Rico and OneLink were merged, with OneLink as the surviving entity, and (ii) OneLink was renamed as Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico).

Immediately prior to the acquisition of OneLink, LGI Broadband Operations contributed its 100% interest in Old Liberty Puerto Rico, and Searchlight contributed cash of $94.7 million, to Leo Cable LP (Leo Cable), a newly formed entity. Leo Cable in turn used the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party (the Seller) for a purchase price of $96.5 million, including closing adjustments and $1.8 million of transaction-related costs paid by Old Liberty Puerto Rico on behalf of the Seller. Such purchase price, together with OneLink’s consolidated net debt (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) at November 8, 2012 of $496.0 million, resulted in total consideration of $592.5 million, excluding direct acquisition costs of $14.8 million.

The Seller agreed to retain $10.0 million of the purchase price to satisfy any claims. In the event that any claims are made under this provision, the Seller has agreed not to distribute funds until such claims are resolved.  LGI Broadband Operations has informed

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

the Seller of certain claims with respect to the funds retained by the Seller.   The value and resolution of these claims is under discussion.

As a result of the Puerto Rico Transaction, LGI Broadband Operations acquired a 60.0% interest, and Searchlight acquired a 40.0% interest, in Leo Cable. As LGI Broadband Operations’ 60.0% interest represents a controlling financial interest, LGI Broadband Operations consolidates Leo Cable.

We have accounted for the Puerto Rico Transaction as the acquisition of OneLink and the effective sale of a 40.0% interest in Old Liberty Puerto Rico. The effective sale of the 40.0% interest in Old Liberty Puerto Rico was accounted for as an equity transaction.
We have accounted for the acquisition of OneLink using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of OneLink based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The acquisition accounting for OneLink as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, cable television franchise rights, customer relationships and income taxes.

2011 Acquisition

On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland (the Aster Acquisition).  The approval of the Aster Acquisition by the regulatory authority in Poland was conditioned upon our agreement to dispose of certain sections of Aster’s network on or before March 5, 2013. On March 5, 2013, two subsidiaries of UPC Holding entered into a preliminary agreement with a third-party purchaser (Netia S.A.) under which UPC Holding's Polish subsidiary will (via a demerger) transfer the relevant sections of Aster's network into two special purpose vehicles and then sell these special purpose vehicles to Netia S.A. (the Aster Disposal).  Completion of the Aster Disposal is subject to the approval of the Polish regulatory authority and completion of the demerger, which is expected during the second quarter of 2013. If, however, the Polish regulatory authority does not approve the Aster Disposal, we will be required to find an alternative purchaser and will not have met the deadline to satisfy this condition.  In this case, we may be subject to fines or penalties or, in the most extreme and we believe unlikely case, the Polish regulatory authority could require us to dispose of the entire Aster network. Although unlikely, a forced disposition of the entire Aster network would be highly disruptive to our operations in Poland and would likely have an adverse impact on our results of operations and financial condition, the extent of which would depend on the relationship between the value we would receive in exchange for the Aster network and our then investment in the Aster network.

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2012 give effect to the Puerto Rico Transaction as if it had been completed as of January 1, 2011. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended
March 31, 2012
in millions, except per share amounts
Revenue:
Continuing operations	$2,580.7
Discontinued operation	187.2
Total	$2,767.9

Net loss attributable to LGI stockholders	$(27.0)
Basic and diluted loss attributable to LGI stockholders per share — Series A, Series B and Series C common stock	$(0.10)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Discontinued Operation

Austar. On May 23, 2012, we completed the sale of Austar, which is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012. The operating results of Austar for the three months ended March 31, 2012 are summarized in the following table (in millions):

Revenue	$187.2
Operating income	$65.0
Earnings before income taxes and noncontrolling interests	$54.0
Income tax expense	$15.9
Earnings from discontinued operation attributable to LGI stockholders, net of taxes	$20.6

(3)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2013	December 31, 2012
	in millions
Fair value:
Ziggo (a)	$889.8	$—
Sumitomo (b)	574.1	579.7
Other (c)	342.3	368.2
Total — fair value	1,806.2	947.9
Equity	0.5	1.7
Cost	0.4	0.5
Total	$1,807.1	$950.1
_______________

(a)
On March 28, 2013, we acquired 25.3 million shares of Ziggo N.V. (Ziggo), a publicly-traded company in the Netherlands, at €25.00 ($32.06) per share, for a total investment of €632.5 million ($811.0 million). Ziggo is the largest cable operator in the Netherlands in terms of subscribers. As a result of this investment, we owned 12.65% of the outstanding shares of Ziggo at March 31, 2013. The acquisition of Ziggo shares was cash settled on April 4, 2013 with existing liquidity and, accordingly, as of March 31, 2013, the full amount payable for this investment is included in other accrued and current liabilities in our condensed consolidated balance sheet. Subsequent to March 31, 2013, we (i) acquired additional shares of Ziggo and (ii) entered into a limited recourse margin loan agreement with respect to our investment in Ziggo. For additional information, see note 15.

(b)
At March 31, 2013, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at March 31, 2013. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(c)	Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A. (Cyfra+), a privately-held DTH operator in Poland.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2013			December 31, 2012
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$124.7	$546.3	$671.0	$191.3	$467.1	$658.4
Equity-related derivative instrument (c)	—	502.5	502.5	—	594.6	594.6
Foreign currency forward contracts	92.8	16.0	108.8	0.7	0.4	1.1
Other	1.6	2.7	4.3	1.3	3.0	4.3
Total	$219.1	$1,067.5	$1,286.6	$193.3	$1,065.1	$1,258.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$517.9	$1,758.1	$2,276.0	$543.2	$2,156.3	$2,699.5
Equity-related derivative instrument (c)	17.2	—	17.2	21.6	—	21.6
Foreign currency forward contracts	2.2	—	2.2	4.5	3.6	8.1
Other	0.7	0.7	1.4	0.6	0.7	1.3
Total	$538.0	$1,758.8	$2,296.8	$569.9	$2,160.6	$2,730.5
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2013 and December 31, 2012, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $29.8 million and $17.2 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $133.8 million and $156.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($32.5 million) and $22.3 million during the three months ended March 31, 2013 and 2012, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

(c)
The fair value of our equity-related derivative instrument relates to the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

as we have assumed that any losses incurred by our company in the event of nonperformance by the counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2013	2012
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$180.6	$(479.1)
Foreign currency forward contracts	102.4	(10.4)
Equity-related derivative instrument (a)	(87.7)	(126.5)
Other	0.5	1.9
Total — continuing operations	$195.8	$(614.1)
Discontinued operation	$—	$3.7
_______________

(a)	Represents activity related to the Sumitomo Collar.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash outflows are as follows:

	Three months ended
	March 31,
	2013	2012
	in millions
Continuing operations:
Operating activities	$(209.2)	$(244.8)
Financing activities	(11.1)	(3.8)
Total — continuing operations	$(220.3)	$(248.6)
Discontinued operation	$—	$(3.2)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At March 31, 2013, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $698.4 million.

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
March 31, 2013
(unaudited)

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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Viper US MergerCo 1 LLC (Viper MergerCo) , the parent company of Lynx I and Lynx II:
June 2013 - June 2020	$1,384.6		£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
November 2019	$500.0		€362.9	7.25%	7.74%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
October 2017	$200.0		€145.7	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.33%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 - December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 - December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 - December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0	€688.2	5.50%	5.58%
March 2019	$459.3	€326.5	7.50%	7.98%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the UPC Holding cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at March 31, 2013 are as follows:

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
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
UPC Broadband Holding:
January 2014	$1,300.0	1 mo. LIBOR + 3.49%	6 mo. LIBOR + 3.32%
July 2020	$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022	$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2014	€2,750.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.52%
December 2014	€971.8	6 mo. EURIBOR	2.97%
July 2020	€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021	€750.0	6 mo. EURIBOR	2.57%
July 2013 - December 2014	€500.0	6 mo. EURIBOR	4.67%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	61,500.0	6.77%	6 mo. TAB
Telenet International Finance S.a.r.l (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	61,500.0	6 mo. TAB	7.78%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of March 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

that become effective subsequent to March 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	March 31, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€2.1	6.50%
December 2017	€2.1	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of March 31, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	March 31, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of March 31, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(c)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of 0.7354 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	March 31, 2013
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2013:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

Viper MergerCo (a)		$3,077.9		£2,000.0	June 2013
LGE Financing		$1,841.1		€1,396.1	April 2013 - April 2014
LGE Financing		€535.0		$686.1	April 2013
UPC Holding		$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding		$0.5	CZK	9.4	April 2013 - May 2013
UPC Broadband Holding		€31.7	CHF	38.2	April 2013 - March 2014
UPC Broadband Holding		€4.5	CZK	114.9	April 2013 - September 2013
UPC Broadband Holding		€8.7	HUF	2,550.0	April 2013 - September 2013
UPC Broadband Holding		€24.4	PLN	103.6	April 2013 - September 2013
UPC Broadband Holding		£1.8		€2.3	April 2013 - September 2013
UPC Broadband Holding	CHF	12.0		€9.8	April 2013
UPC Broadband Holding	CZK	250.0		€9.7	April 2013
UPC Broadband Holding	HUF	3,600.0		€11.8	April 2013
UPC Broadband Holding	PLN	54.0		€12.9	April 2013
UPC Broadband Holding	RON	13.0		€2.9	April 2013
Telenet NV		$29.5		€23.2	April 2013 - December 2013
VTR		$30.4	CLP	15,220.9	April 2013 - March 2014
 _______________

(a)
In the event the Virgin Media Acquisition does not close for reasons outside of our control, these contracts will be rescinded. For additional information regarding the Virgin Media Acquisition, see note 2.

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2013 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2013, no such transfers were made.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

For our investments in Ziggo and Sumitomo, the recurring fair value measurements are based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuations of these investments fall under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of the Sumitomo Collar is based on the binomial option pricing model, which requires the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuation of the Sumitomo Collar is based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuation, we have determined that this valuation falls under Level 3 of the fair value hierarchy. For the March 31, 2013 valuation of the Sumitomo Collar, we used estimated volatilities of 37.6% with respect to our purchased put options and 40.0% with respect to our written call options. Based on the March 31, 2013 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities currently would not have a significant impact on the valuation of the Sumitomo Collar.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform significant nonrecurring fair value measurements during the three months ended March 31, 2013 or 2012. A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2013 using:
Description	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$671.0	$—	$671.0	$—
Equity-related derivative instrument	502.5	—	—	502.5
Foreign currency forward contracts	108.8	—	108.8	—
Other	4.3	—	4.3	—
Total derivative instruments	1,286.6	—	784.1	502.5
Investments	1,806.2	1,463.9	—	342.3
Total assets	$3,092.8	$1,463.9	$784.1	$844.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,276.0	$—	$2,276.0	$—
Equity-related derivative instrument	17.2	—	—	17.2
Foreign currency forward contracts	2.2	—	2.2	—
Other	1.4	—	1.4	—
Total liabilities	$2,296.8	$—	$2,279.6	$17.2

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

		Fair value measurements at December 31, 2012 using:
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$658.4	$—	$658.4	$—
Equity-related derivative instrument	594.6	—	—	594.6
Foreign currency forward contracts	1.1	—	1.1	—
Other	4.3	—	4.3	—
Total derivative instruments	1,258.4	—	663.8	594.6
Investments	947.9	579.7	—	368.2
Total assets	$2,206.3	$579.7	$663.8	$962.8
Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,699.5	$—	$2,699.5	$—
Equity-related derivative instrument	21.6	—	—	21.6
Foreign currency forward contracts	8.1	—	8.1	—
Other	1.3	—	1.3	—
Total liabilities	$2,730.5	$—	$2,708.9	$21.6

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instrument	Total
	in millions

Balance of net asset at January 1, 2013	$368.2	$573.0	$941.2
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(87.7)	(87.7)
Realized and unrealized losses due to changes in fair values of certain investments, net	(1.9)	—	(1.9)
Foreign currency translation adjustments and other	(24.0)	—	(24.0)
Balance of net asset at March 31, 2013	$342.3	$485.3	$827.6

_______________

(a)
Substantially all of the net losses recognized during the first three months of 2013 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2013.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2013	December 31, 2012
	in millions

Distribution systems	$15,128.6	$15,372.3
Customer premises equipment	4,224.6	4,162.6
Support equipment, buildings and land	2,240.0	2,282.1
	21,593.2	21,817.0
Accumulated depreciation	(8,574.7)	(8,379.4)
Total property and equipment, net	$13,018.5	$13,437.6

During the three months ended March 31, 2013 and 2012, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $18.3 million and $12.7 million, respectively. In addition, during the three months ended March 31, 2013 and 2012, we recorded non-cash increases related to vendor financing arrangements of $76.1 million and $24.7 million, respectively, which amounts exclude related value-added taxes of $7.7 million and $3.7 million, respectively, that were also financed by our vendors under these arrangements.

We are exploring strategic alternatives with respect to our wireless operations in Chile, including alternatives involving the expanded use of mobile virtual network operator (MVNO) arrangements.  In the event we were to decide to expand the use of MVNO arrangements, we might determine to dispose of some or all of our wireless network.  Any such disposal would entail the disposal of owned equipment and the exit of tower and related real estate operating lease agreements associated with our wireless network in Chile.  At March 31, 2013, the carrying value of our owned wireless network assets in Chile was $93.3 million and the remaining payments due under our tower and real estate operating leases in Chile were $123.9 million.  We expect that the disposal of any portion of the Chilean wireless network would lead to accelerated depreciation of the impacted assets and restructuring charges with respect to the remaining rentals of the impacted operating leases.  Under certain circumstances, a change in our Chilean wireless strategy could also lead to a decision to prepay the VTR Wireless Bank Facility, as defined in note 7.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2013 are set forth below:

	January 1, 2013	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2013
		in millions
UPC/Unity Division:
Germany	$3,770.3	$—	$(107.1)	$3,663.2
The Netherlands	1,206.2	—	(34.2)	1,172.0
Switzerland	3,107.9	—	(114.1)	2,993.8
Other Western Europe	1,031.5	—	(27.5)	1,004.0
Total Western Europe	9,115.9	—	(282.9)	8,833.0
Central and Eastern Europe	1,509.5	—	(81.1)	1,428.4
Total UPC/Unity Division	10,625.4	—	(364.0)	10,261.4
Telenet	2,158.3	—	(61.3)	2,097.0
VTR Group	558.0	—	8.6	566.6
Corporate and other	535.9	(2.8)	(8.2)	524.9
Total	$13,877.6	$(2.8)	$(424.9)	$13,449.9

In the case of two of our smaller reporting units (our broadband communications operations in Puerto Rico and Chellomedia’s programming operations in central and eastern Europe), a hypothetical decline of 20% or more in the fair value of either of these reporting units could result in the need to record a goodwill impairment charge based on the results of our October 1, 2012 goodwill impairment test. At March 31, 2013, the goodwill associated with these reporting units aggregated $299.5 million. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At March 31, 2013 and December 31, 2012 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $268.5 million and $274.8 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the UPC/Unity Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$4,002.4	$(1,831.2)	$2,171.2	$4,117.5	$(1,780.0)	$2,337.5
Other	370.8	(144.2)	226.6	379.3	(135.5)	243.8
Total	$4,373.2	$(1,975.4)	$2,397.8	$4,496.8	$(1,915.5)	$2,581.3

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $75.5 million at March 31, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2013						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		in millions
Debt:
UPC Broadband Holding Bank Facility	3.85%		€1,078.1	$1,382.4	$5,399.2	$5,494.4	$5,362.8	$5,466.8
UPC Holding Senior Notes	7.53%		—	—	3,059.3	3,190.0	2,908.3	2,905.9
UPCB SPE Notes	6.88%		—	—	4,440.4	4,502.3	4,098.6	4,145.2
Unitymedia KabelBW Notes	7.12%		—	—	7,141.9	7,416.5	6,723.6	6,815.5
Unitymedia KabelBW Revolving Credit Facilities	3.22%		€417.5	535.3	—	—	—	—
Telenet Credit Facility	3.61%		€158.0	202.6	1,810.5	1,860.0	1,801.1	1,853.7
Telenet SPE Notes	5.92%		—	—	2,646.7	2,777.6	2,565.9	2,641.0
VM Notes	5.99%		—	—	3,706.7	—	3,580.5	—
Sumitomo Collar Loan	1.88%		—	—	1,064.8	1,175.1	997.8	1,083.6
Binan Facility	2.45%		$740.0	740.0	—	—	—	—
Liberty Puerto Rico Bank Facility (e)	6.88%		$21.7	21.7	668.2	667.0	662.8	663.9
Vendor Financing (f)	3.67%		—	—	315.3	276.8	315.3	276.8
Other	8.86%	CLP	12,000.0	25.5	289.0	282.5	289.0	282.5
Total debt	5.87%			$2,907.5	$30,542.0	$27,642.2	29,305.7	26,134.9

Capital lease obligations:
Unitymedia KabelBW							904.2	937.1
Telenet							406.2	405.1
Other subsidiaries							49.8	47.4
Total capital lease obligations							1,360.2	1,389.6
Total debt and capital lease obligations							30,665.9	27,524.5
Current maturities							(1,065.8)	(363.5)
Long-term debt and capital lease obligations							$29,600.1	$27,161.0
_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

aggregate variable- and fixed-rate indebtedness was approximately 7.0% at March 31, 2013.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2013, the full amount of unused borrowing capacity was available to be borrowed under each of the respective facilities except as noted below. At March 31, 2013, our availability under the UPC Broadband Holding Bank Facility (as defined and described below) was limited to €752.8 million ($965.3 million). When the relevant March 31, 2013 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €542.2 million ($695.2 million). Our availability under the bank credit facility of Liberty Puerto Rico (the Liberty Puerto Rico Bank Facility) was effectively limited to the amounts drawn at March 31, 2013 and we expect this to continue to be the case after the relevant March 31, 2013 compliance reporting requirements have been completed. See note (e) below for a discussion of a waiver we plan to seek with regard to a technical default under the Liberty Puerto Rico Bank Facility. The Binan Facility is the facility agreement entered into by Binan Investments B.V. (Binan), our wholly-owned subsidiary, and will only be drawn if Binan does not receive the proposed shareholder disbursement from Telenet, as described in note 9. The amount included in other debt represents the unused borrowing capacity of the CLP 60.0 billion ($127.3 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility). Our ability to draw down the VTR Wireless Bank Facility is subject to certain conditions precedent, including the condition precedent that immediately after the drawdown there is an equity contribution to debt ratio of at least 2.33 to 1. Based on the aggregate equity contributed to VTR Wireless through March 31, 2013, we are able to draw down CLP 5.5 billion ($11.7 million) in addition to the CLP 48.0 billion ($101.8 million) already borrowed under the VTR Wireless Bank Facility at March 31, 2013.

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

(e)
Subsequent to March 31, 2013, we concluded that a technical default under the Liberty Puerto Rico Bank Facility had occurred prior to the point in time that our subsidiary became an obligor under the Liberty Puerto Rico Bank Facility.  The default was identified in connection with our review of the financial statements of OneLink for periods prior to our November 8, 2012 acquisition of OneLink.  As a result of this review and a review of the related compliance certificates furnished to lenders, we have concluded that materially misstated financial information was provided to lenders for the 2012 reporting periods prior to and including September 30, 2012.  The furnishing of this materially misstated financial information to lenders constitutes a technical default under the Liberty Puerto Rico Bank Facility, but does not create a cross default in any of our other debt agreements. After correcting for the identified material misstatements and reviewing Liberty Puerto Rico's preliminary December 31, 2012 and March 31, 2013 covenant calculations, we have concluded that Liberty Puerto Rico will meet its leverage ratio covenants at December 31, 2012 and March 31, 2013. We plan to seek and expect to obtain a waiver of the technical default.  As we expect to obtain a waiver for this default, we do not believe that we will be required to repay any portion of the Liberty Puerto Rico Bank Facility prior to the maturity dates specified in the Liberty Puerto Rico Bank Facility. Nevertheless, as the events that gave rise to the technical default occurred prior to March 31, 2013 and as we have not yet obtained the related waiver, we are required to present the outstanding principal of the Liberty Puerto Rico Bank Facility as a current liability at March 31, 2013.

(f)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At March 31, 2013 and December 31, 2012, the amounts owed pursuant to these arrangements include $32.2 million and $29.1 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated cash flow statements.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		March 31, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$38.5	$—
R (d)	December 31, 2015	EURIBOR + 3.25%	€290.7	—	372.8
S (d)	December 31, 2016	EURIBOR + 3.75%	€1,204.5	—	1,544.4
T	December 31, 2016	LIBOR + 3.50%	$260.2	—	258.8
U (d)	December 31, 2017	EURIBOR + 4.00%	€750.8	—	962.7
V (e)	January 15, 2020	7.625%	€500.0	—	641.1
W	March 31, 2015	EURIBOR + 3.00%	€144.1	184.8	—
X	December 31, 2017	LIBOR + 3.50%	$1,042.8	—	1,042.8
Y (e)	July 1, 2020	6.375%	€750.0	—	961.7
Z (e)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AA	July 31, 2016	EURIBOR + 3.25%	€904.0	1,159.1	—
AC (e)	November 15, 2021	7.250%	$750.0	—	750.0
AD (e)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€535.5	—	686.7
AF	January 31, 2021	LIBOR + 3.00% (f)	$500.0	—	494.6
Elimination of Facilities V, Y, Z, AC and AD in consolidation (e)				—	(4,102.8)
Total				$1,382.4	$5,362.8
 _______________

(a)	Except as described in (e) below, amounts represent total third-party facility amounts at March 31, 2013 without giving effect to the impact of discounts.

(b)
At March 31, 2013, our availability under the UPC Broadband Holding Bank Facility was limited to €752.8 million ($965.3 million). When the relevant March 31, 2013 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €542.2 million ($695.2 million). Facility Q, Facility W and Facility AA have commitment fees on unused and uncanceled balances of 0.75%, 1.2% and 1.3% per year, respectively.

(c)	The carrying values of Facilities T and AF include the impact of discounts.

(d)
On March 26, 2013, UPC Broadband Holding entered into a new additional facility accession agreement (the Additional Facility AG Accession Agreement) under the UPC Broadband Holding Bank Facility.  Pursuant to the Additional Facility AG Accession Agreement, certain lenders (the Rolling AG Lenders) under Facility R, S and U agreed to roll their respective Facility R, S, and U commitments into a new term loan facility (Facility AG) in an aggregate amount of €1,472.4 million ($1,887.9 million). Liberty Global Services B.V. (Liberty Global Services), a wholly-owned subsidiary of UPC Broadband Holding, was the initial lender under the Additional Facility AG Accession Agreement and novated its Facility AG commitments to the Rolling AG Lenders in April 2013. In April 2013, Facility AG was drawn in full and the borrowings were used to repay €66.2 million ($84.9 million) of Facility R, €655.4 million ($840.4 million) of Facility S, and all of Facility U. Facility AG has a maturity date of March 31, 2021 and an interest rate of EURIBOR + 3.75%. At any time during the twelve-month period that began on March 26, 2013, upon the occurrence of a voluntary prepayment of any or all

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

of Facility AG, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, agrees to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AG advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AG advance prepaid to the date of prepayment.

(e)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and LGI, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in our condensed consolidated financial statements.

(f)	Facility AF has a LIBOR floor of 1.00%.

In April 2013, UPC Broadband Holding entered into various new additional facility accession agreements under the UPC Broadband Holding Bank Facility that resulted in (i) a new term loan facility (Facility AH) in an aggregate amount of $1,305.0 million and (ii) an increase to the existing Facility AG in an aggregate amount of €82.0 million ($105.1 million) (Facility AG1). In connection with these transactions, certain lenders under existing Facilities R, S, T, and X novated their drawn and undrawn commitments to Liberty Global Services, and entered into Facility AH or Facility AG1, as applicable. As a result of these transactions, (i) all amounts under Facility T and Facility X were effectively rolled into Facility AH and (ii) total commitments of €78.4 million ($100.5 million) and €3.6 million ($4.6 million) under Facilities R and S, respectively, were effectively rolled into Facility AG1. The final maturity date for Facility AH is June 30, 2021. Facility AH bears interest at LIBOR plus 2.50% (with a LIBOR floor of 0.75%). The terms of Facility AG1 are substantially the same as those of Facility AG.

UPC Holding Senior Notes

On March 26, 2013, UPC Holding issued (i) €450.0 million ($577.0 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% Euro Senior Notes) and (ii) CHF 350.0 million ($368.8 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% CHF Senior Notes and, together with the UPC Holding 6.75% Euro Senior Notes, the UPC Holding 6.75% Senior Notes). The UPC Holding 6.75% Senior Notes mature on March 15, 2023.

On April 25, 2013, the net proceeds from the issuance of the UPC Holding 6.75% Senior Notes were used to redeem in full (a) UPC Holding’s €300.0 million ($384.7 million) principal amount of 8.0% senior notes due 2016 (the UPC Holding 8.0% Senior Notes) and (b) UPC Holding’s €400.0 million ($512.9 million) principal amount of 9.75% senior notes due 2018 (the UPC Holding 9.75% Senior Notes). Our obligations with respect to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes were legally discharged with the trustee on March 26, 2013 and March 27, 2013, respectively, in connection with the issuance of the UPC Holding 6.75% Senior Notes. The trustee, in turn, paid all amounts due to the holders of the UPC Holding 8.0% Senior Notes and UPC Holding 9.75% Senior Notes on April 25, 2013. We incurred aggregate debt extinguishment losses of $85.5 million during the first quarter of 2013, which include (i) $35.6 million of redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, as described above.

The UPC Holding 6.75% Senior Notes are senior obligations that rank equally with all of the existing and future senior debt of UPC Holding and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding 6.75% Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. In addition, the UPC Holding 6.75% Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($64.1 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

in the indenture governing the UPC Holding 6.75% Senior Notes (the UPC Holding 6.75% Senior Notes Indenture)), including UPC Broadband Holding, is an event of default under the UPC Holding 6.75% Senior Notes.

At any time prior to March 15, 2018, UPC Holding may redeem some or all of the UPC Holding 6.75% Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until March 15, 2018 by using the discount rate (as specified in the UPC Holding 6.75% Senior Notes Indenture) as of the redemption date, plus 50 basis points. In addition, at any time prior to March 15, 2016, UPC Holding may redeem up to 40% of the UPC Holding 6.75% Senior Notes (at a redemption price of 106.75% of the principal amount) with the net proceeds from one or more specified equity offerings.

The UPC Holding 6.75% Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the UPC Holding 6.75% Senior Notes Indenture.

UPC Holding may redeem some or all of the UPC Holding 6.75% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the UPC Holding 6.75% Senior Notes Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

Year	Redemption price

2018	103.375%
2019	102.250%
2020	101.125%
2021 and thereafter	100.000%

UPC Holding may redeem all of the UPC Holding 6.75% Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the UPC Holding 6.75% Senior Notes at a redemption price of 101%.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2013 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2013 exchange rates:

Debt:

	UPC Holding (a)	Unitymedia KabelBW	Telenet (b)	Lynx I and Lynx II	Other (c)	Total
	in millions
Year ended December 31:
2013 (remainder of year)	$104.0	$28.5	$9.5	$—	$784.0	$926.0
2014	50.7	—	9.5	—	11.6	71.8
2015	372.8	—	9.5	—	1.3	383.6
2016	1,804.6	—	137.7	—	502.3	2,444.6
2017	2,005.5	571.9	562.2	—	400.6	3,540.2
2018	400.0	—	233.9	—	211.2	845.1
Thereafter	7,825.2	6,162.5	3,571.8	3,580.5	0.3	21,140.3
Total debt maturities	12,562.8	6,762.9	4,534.1	3,580.5	1,911.3	29,351.6
Unamortized premium (discount)	(38.4)	(10.8)	1.5	—	1.8	(45.9)
Total debt	$12,524.4	$6,752.1	$4,535.6	$3,580.5	$1,913.1	$29,305.7
Current portion	$154.7	$28.5	$9.5	$—	$796.6	$989.3
Noncurrent portion	$12,369.7	$6,723.6	$4,526.1	$3,580.5	$1,116.5	$28,316.4
_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(b)
Amounts include the Telenet SPE Notes that were issued by certain special purpose entities (the Telenet SPEs) that were created for the primary purposes of facilitating the offering of certain senior secured notes (the Telenet SPE Notes). The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities M, N, O, P, U and V (each a SPE Funded Facility), with Telenet International as the borrower. Each Telenet SPE is dependent on payments from Telenet International under the applicable SPE Funded Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and LGI, are required by the provisions of GAAP to consolidate the Telenet SPEs.

(c)
The 2013 amount includes the full principal amount outstanding under the Liberty Puerto Rico Bank Facility ($661.0 million at March 31, 2013). For additional information, see note (e) to the summary debt table above.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Other	Total
	in millions
Year ended December 31:
2013 (remainder of year)	$70.8	$59.3	$8.8	$138.9
2014	94.2	62.4	10.4	167.0
2015	94.0	57.4	9.9	161.3
2016	94.0	55.9	7.4	157.3
2017	94.0	54.5	4.5	153.0
2018	94.0	51.3	3.2	148.5
Thereafter	1,117.6	216.4	25.4	1,359.4
Total principal and interest payments	1,658.6	557.2	69.6	2,285.4
Amounts representing interest	(754.4)	(151.0)	(19.8)	(925.2)
Present value of net minimum lease payments	$904.2	$406.2	$49.8	$1,360.2
Current portion	$25.5	$43.0	$8.0	$76.5
Noncurrent portion	$878.7	$363.2	$41.8	$1,283.7

Non-cash Refinancing Transactions

During the three months ended March 31, 2013 and 2012, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $550.4 million and $713.1 million, respectively. We also recorded a $3,557.5 million non-cash increase to our debt as a result of certain financing transactions completed in contemplation of the Virgin Media Acquisition. For additional information, see note 2.

Subsequent Events

For information concerning certain financing transactions completed subsequent to March 31, 2013, see note 15.

(8)    Income Taxes

Income tax expense attributable to our earnings from continuing operations before income taxes differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

	Three months ended March 31,
	2013	2012
	in millions

Computed “expected” tax expense	$(14.8)	$(1.4)
Non-deductible or non-taxable interest and other expenses	(34.2)	(12.3)
International rate differences (a)	18.6	1.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	15.0	(13.9)
Other, net	(5.1)	(7.4)
Total	$(20.5)	$(33.1)

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

_______________

(a)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.S., all of which are lower than the U.S. federal income tax rate.

As of March 31, 2013, our unrecognized tax benefits of $367.2 million included $227.6 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in significant changes to our unrecognized tax benefits related to tax positions taken as of March 31, 2013. In this regard, (i) we expect to record an estimated $20 million to $30 million reduction during the second quarter of 2013 related to the confirmation of the amount of a deduction taken in a prior year and (ii) further significant reductions are possible prior to the end of 2013, the amount of which cannot be reasonably estimated at this time. Other than these issues, we do not expect that any changes in our unrecognized tax benefits during 2013 will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Stock Repurchases

During the first three months of 2013, we purchased 1,400,000 shares of our LGI Series A common stock at a weighted average price of $67.18 per share and 1,187,800 shares of our LGI Series C common stock at a weighted average price of $63.10 per share, for an aggregate purchase price of $169.0 million, including direct acquisition costs. In connection with the pending Virgin Media Acquisition, which is described in note 2, we suspended purchases of LGI common stock under our current stock repurchase program. We expect to resume repurchasing our LGI common stock after the closing of the Virgin Media Acquisition. As of March 31, 2013, the remaining amount authorized under our most recent stock repurchase program was $861.8 million.

LGI Call Option Contracts

During the three months ended March 31, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,000,000 shares of LGI Series A common stock at exercise prices ranging from $64.56 per share to $70.33 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $66.3 million. These contracts, which can result in the receipt of cash or shares, were settled during the three months ended March 31, 2013 through the receipt of $40.3 million of cash and 400,000 shares of LGI Series A common stock. Shares acquired through the exercise of the call options are included in our share repurchases and the net gain on cash settled contracts is recorded in additional paid-in capital.

LGI Telenet Tender

On December 17, 2012, following approval by the Belgian Financial Services and Markets Authority, Binan launched a voluntary and conditional cash public offer (the LGI Telenet Tender) for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). In connection with the launch of the LGI Telenet Tender, we were required to place €1,142.5 million ($1,464.1 million at the transaction date) of cash into a restricted account to secure a portion of the aggregate offer consideration that was not secured by a €925.0 million ($1,186.0 million) facility agreement entered into in October 2012 in anticipation of the LGI Telenet Tender. No borrowings were made under this facility agreement and it was canceled in January 2013. Pursuant to the LGI Telenet Tender, which was completed on February 1, 2013, we acquired (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. On February 1, 2013, we used €332.5 million ($454.6 million at the transaction date) from the above-described restricted cash account to fund the LGI Telenet Tender and the remaining amount was released from restrictions.

As we owned a controlling financial interest in Telenet prior to the launch of the LGI Telenet Tender, we accounted for the impact of the acquisition of the additional Telenet shares as an equity transaction.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Other

Telenet. On April 24, 2013, Telenet’s shareholders approved (i) a cash distribution in the form of a shareholder disbursement of €900.0 million ($1,154.0 million), representing €7.90 ($10.13) per share based on Telenet’s outstanding shares as of that date, and (ii) a share repurchase program of up to €50.0 million ($64.1 million). Our share of the shareholder disbursement would be €524.1 million ($672.0 million) based on the number of shares we owned as of March 31, 2013. The shareholder disbursement is expected to occur in May 2013.

VTR. On February 6, 2013, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 50.0 billion ($105.0 million at the applicable rate). We expect that this dividend will be paid in various installments during the remainder of 2013. The VTR NCI Owner’s share of this distribution is CLP 10.0 billion ($20.3 million at the applicable rate). We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the three months ended March 31, 2013, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 18.4 billion ($38.9 million at the applicable rate) and CLP 4.6 billion ($9.7 million at the applicable rate), respectively.

(10)    Stock Incentive Awards

Our stock-based compensation expense is based on the stock incentive awards held by our and our subsidiaries’ employees, including stock incentive awards related to LGI shares and the shares of certain of our subsidiaries. The following table summarizes our stock-based compensation expense:

	Three months ended March 31,
	2013	2012
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$4.1	$9.5
Other LGI stock-based incentive awards	11.2	12.7
Total LGI common stock	15.3	22.2
Telenet stock-based incentive awards (b)	11.0	4.6
Other (c)	0.5	0.9
Total	$26.8	$27.7
Included in:
Operating expense	$3.9	$1.7
SG&A expense	22.9	26.0
Total	$26.8	$27.7
_______________

(a)	Includes stock-based compensation expense related to LGI performance-based restricted share units (PSUs).

(b)	The amount for the 2013 period includes $6.2 million related to the accelerated vesting of stock options granted under the Telenet Specific Stock Option Plan, as further described below.

(c)
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

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

The following table provides certain information related to stock-based compensation not yet recognized for stock incentive awards related to LGI common stock and Telenet common stock as of March 31, 2013:

	LGI common stock (a)	LGI PSUs (b)	Telenet common stock (c)

Total compensation expense not yet recognized (in millions)	$69.2	$14.3	$13.2
Weighted average period remaining for expense recognition (in years)	2.5	1.0	1.1
_______________

(a)
Amounts relate to awards granted under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated October 31, 2006) (the LGI Incentive Plan) and (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated November 1, 2006) (the LGI Director Incentive Plan). The LGI Incentive Plan had 8,811,179 shares available for grant as of March 31, 2013. These shares may be awarded in any series of our common stock. The LGI Director Incentive Plan had 8,948,425 shares available for grant as of March 31, 2013. These shares may be awarded in any series of our common stock, except that no more than five million shares may be awarded in LGI Series B common stock.

(b)	Amounts relate to PSUs granted in 2012 and 2011.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to LGI common stock. Assumptions used to estimate the fair value of option and stock appreciation rights (SARs) are not applicable as no such awards were granted during the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31,
	2013	2012

Weighted average grant-date fair value per PSU granted	(a)	$50.18
Total intrinsic value of awards exercised (in millions):
Options	$5.7	$14.5
SARs	$15.0	$17.5
Cash received from exercise of options (in millions)	$1.2	$14.7
Income tax benefit related to stock-based compensation (in millions)	$3.1	$4.9
_______________

(a)	Not applicable as there were no PSUs granted during the three months ended March 31, 2013.

LGI PSUs

Effective April 1, 2013, our compensation committee granted to our executive officers and certain key employees a total of 309,960 LGI Series A PSUs and 309,960 LGI Series C PSUs, pursuant to the LGI Incentive Plan.  Each PSU represents the right to receive one share of Series A common stock or Series C common stock, as applicable, subject to performance and vesting.  The performance period for these PSUs (the 2013 PSUs) is January 1, 2013 to December 31, 2014. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2012 to 2014, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2012 actual results to those reflected in our then existing long-range plan for 2014. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2013 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2013 PSUs will vest on March 31, 2015 and the balance will vest on September 30, 2015. The compensation committee also established a minimum OCF CAGR

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2013 PSUs.

During 2011, the compensation committee approved the grant to our executive officers and certain key employees of a total of 513,268 LGI Series A PSUs and 513,268 LGI Series C PSUs pursuant to the LGI Incentive Plan. The performance period for these PSUs (the 2011 PSUs) was January 1, 2011 to December 31, 2012. One-half of the earned 2011 PSUs were originally scheduled to vest on March 31, 2013 and the remaining 2011 PSUs were originally scheduled to vest on September 30, 2013. On December 31, 2012, the compensation committee certified that the base performance objective for the two-year performance period had been achieved and approved (i) the acceleration of the vesting of 173,612 of the then outstanding 2011 PSUs from March 31, 2013 to December 31, 2012 and (ii) the issuance of 173,622 restricted stock awards with a vesting date of September 30, 2013 in exchange for a corresponding number of the 2011 PSUs. The number of the 2011 PSUs that vested on December 31, 2012, and the number of restricted stock awards that were issued on that date, were based on the compensation committee’s preliminary assessment that an OCF CAGR of 5.1% will be achieved with respect to the 2011 PSUs, resulting in an expectation that award recipients will earn approximately 91% of their 2011 PSUs. On March 18, 2013, the compensation committee finalized its assessment, concluding that award recipients had earned 93.5% of their 2011 PSUs. As a result, in addition to the 173,612 2011 PSUs that vested and the 173,622 restricted stock awards that were issued on December 31, 2012, as described above, an additional 236,810 2011 PSUs vested on March 31, 2013 and April 6, 2013 and the remaining 246,374 2011 PSUs will vest on September 30, 2013.

Stock Incentive Plans — Telenet Common Stock

Telenet Specific Stock Option Plan. Telenet has granted certain stock options to its Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). The following table summarizes the activity during the three months ended March 31, 2013 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	833,594	€18.66
Granted (a)	256,490	€20.27
Outstanding at March 31, 2013	1,090,084	€19.04	4.4	€21.3
Exercisable at March 31, 2013	—	€—	—	€—
_______________

(a)
Represents the number of options granted during the three months ended March 31, 2013. The vesting of these options was accelerated to March 31, 2013 in connection with the resignation of Telenet’s Chief Executive Officer. As a result of this accelerated vesting, Telenet recorded additional stock-based compensation of $6.2 million during the three months ended March 31, 2013. All of the vested options pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 23.3%, an expected life of 3.3 years, and a risk-free return of 0.33%. The weighted average grant date fair value during the three months ended March 31, 2013 was €18.24 ($23.39).

Telenet Employee Stock Warrant Plans. Telenet has granted warrants to members of senior management under various stock-based compensation plans (the Telenet Employee Stock Warrant Plans). Each warrant provides the employee with the option to acquire a new ordinary share of Telenet at a specified exercise price. The maximum aggregate number of shares authorized for issuance as of March 31, 2013 under the Telenet Employee Stock Warrant Plans was 1,595,300. Warrants generally vest at a rate of 6.25% per quarter over four years and expire on various dates through August 2016.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

The following table summarizes the activity during the three months ended March 31, 2013 related to the Telenet Employee Stock Warrant Plans:

Warrants — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,185,709	€13.95
Forfeited	(6,923)	€18.22
Exercised	(402,018)	€11.60
Outstanding at March 31, 2013	2,776,768	€14.28	1.7	€67.5
Exercisable at March 31, 2013	2,000,126	€12.89	1.4	€51.4

(11)    Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to LGI stockholders is computed by dividing net earnings (loss) attributable to LGI stockholders by the weighted average number of common shares (excluding restricted shares) outstanding for the period. Diluted earnings (loss) per share attributable to LGI stockholders presents the dilutive effect, if any, on a per share basis of potential common shares (e.g., options, SARs, restricted shares, restricted share units and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net loss attributable to LGI stockholders are set forth below:

	Three months ended
	March 31,
	2013	2012
	in millions
Amounts attributable to LGI stockholders:
Loss from continuing operations	$(1.0)	$(45.7)
Earnings from discontinued operation	—	20.6
Net loss attributable to LGI stockholders	$(1.0)	$(25.1)

We reported losses from continuing operations attributable to LGI stockholders for the three months ended March 31, 2013 and 2012. Therefore, the potentially dilutive effect at March 31, 2013 and 2012 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and restricted shares and share units of approximately 9.3 million and 9.8 million, respectively, (ii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.7 million and 3.7 million, respectively, and (iii) the number of shares issuable pursuant to PSUs of approximately 1.3 million and 2.2 million, respectively, were not included in the computation of diluted loss per share attributable to LGI stockholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

(12)    Related-Party Transactions

Our related-party transactions are as follows:

	Three months ended March 31,
	2013	2012
	in millions

Revenue earned from related parties (a)	$3.4	$3.7
Operating expenses charged by related parties (b)	$6.2	$9.7
_______________

(a)	Amounts consist of revenue derived from our equity method affiliates, primarily related to management and advisory services, programming license fees and construction and network maintenance services.

(b)	Amounts consist primarily of programming costs and interconnect fees charged by certain of our investees.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. As of March 31, 2013, the U.S. dollar equivalents (based on March 31, 2013 exchange rates) of such commitments that are not reflected in our condensed consolidated balance sheet are as follows:

	Payments due during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
	in millions

Operating leases (a)	$143.9	$142.4	$130.3	$107.9	$88.0	$68.7	$314.3	$995.5
Programming obligations	240.2	192.0	108.0	64.0	50.1	0.5	—	654.8
Other commitments	699.1	270.4	225.1	172.4	116.1	80.0	1,202.8	2,765.9
Total	$1,083.2	$604.8	$463.4	$344.3	$254.2	$149.2	$1,517.1	$4,416.2
_______________

(a)
Includes amounts with respect to tower and related real estate operating lease agreements associated with our wireless network in Chile. As further described in note 6, we are considering strategic alternatives that could impact these leases.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $300.7 million and $262.5 million, respectively, (including intercompany charges that eliminate in consolidation of $19.4 million and $20.2 million, respectively) and (b) the third-party programming costs incurred by our programming distribution operations aggregated $29.3 million and $26.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) satellite commitments associated with satellite carriage services provided to our company and (v) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements (including with respect to the Virgin Media Merger Agreement, as described in note 2) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2013 and 2012, see note 4.

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
March 31, 2013
(unaudited)

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
March 31, 2013
(unaudited)

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

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($25.6 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

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

In May 2012, the Dutch Senate adopted laws that (i) provide the power to OPTA to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media (CvdM) to supervise the resale obligation introduced by these new laws and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. On April 25, 2013, the European Commission took the infringement proceedings to the next stage, providing the Dutch government two months to respond and, in the absence of a satisfactory response, the European Commission may refer the matter to the European Court of Justice. We agree with the EU that the new laws pertaining to resale are contrary to EU law and we, along with other market participants, will contest their application.

We have received requests from certain of our competitors under the new CvdM resale regulation and are in early negotiations with these competitors.  We cannot predict the outcome of these negotiations nor whether or when we will begin selling our television services in the Netherlands pursuant to the new resale regulation. In this regard, any implementation of a resale regime would likely take several months or more and, if implemented, its application may strengthen our competitors by granting them resale access to our network to offer competing products and services notwithstanding our substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to our competitors could (i) limit the bandwidth available to us to provide new or expanded products and services to the customers served by our network and (ii) adversely impact our ability to maintain or increase our revenue and cash flows. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities and is subject to challenge by market participants. It is unclear therefore what its impact on our business and the industry in general will be at this stage, if any.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

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

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above. The reference offers are subject to an approval process that includes a national consultation and a notification to the European Commission before final approval by the Belgium Regulatory Authorities can occur. The final approval of the reference offers by the Belgium Regulatory Authorities is expected to occur during the second quarter of 2013. The July 2011 Decision provides that the regulated wholesale services must be available six months after the approval of the reference offers.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection, Telenet will be required to begin the process of implementing its reference offers as soon as such reference offers are approved by the Belgium Regulatory Authorities. A final ruling on the merits can be expected during the second or third quarter of 2014. There can be no certainty that Telenet’s appeals will be successful. Accordingly, one or more of these regulatory obligations could be upheld, in present or modified form.

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

Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, New Liberty Global and certain LGI subsidiaries challenging the proposed transaction. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, New Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints seek, among other things, an injunction of the proposed transaction, rescission in the event that the proposed transaction is consummated and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York, and a preliminary injunction hearing was tentatively scheduled for the week ending May 31, 2013. The defendants intend to vigorously defend against the claims asserted. Given, among other matters, that discovery has not yet been completed, we are not in a position to reasonably estimate the range of loss that might be incurred in the event of an unfavorable outcome in this matter.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH, an operating subsidiary of Deutsche Telekom AG (Deutsche Telekom), in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland GmbH in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fee (approximately €76 million ($97 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi Universal S.A. and Universal Studio (SDNY). The predecessor of LGI was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,210 million), including prejudgment interest. Vivendi Universal S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment in the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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
March 31, 2013
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

Beginning in the fourth quarter of 2012, the management responsibility for certain of our operations in Switzerland was transferred to our Austrian operations and, accordingly, such operations are now reported within our Other Western Europe segment. Segment information for the three months ended March 31, 2012 has been retrospectively revised to reflect this change. Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	UPC/Unity Division:

•	Germany

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Telenet (Belgium)

•	VTR Group (Chile)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. All of our reportable segments also provide business-to-business (B2B) services. At March 31, 2013, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH”. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

in Belgium. In Chile, the VTR Group includes VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services primarily in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

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

	Revenue
	Three months ended March 31,
	2013	2012
	in millions
UPC/Unity Division:
Germany	$618.2	$560.7
The Netherlands	314.8	310.7
Switzerland	326.0	313.3
Other Western Europe	222.6	211.9
Total Western Europe	1,481.6	1,396.6
Central and Eastern Europe	287.8	280.9
Central and other	32.0	28.2
Total UPC/Unity Division	1,801.4	1,705.7
Telenet (Belgium)	536.2	477.5
VTR Group (Chile)	250.4	224.5
Corporate and other	199.3	151.4
Intersegment eliminations	(19.6)	(22.1)
Total	$2,767.7	$2,537.0

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

	Operating cash flow
	Three months ended March 31,
	2013	2012
	in millions
UPC/Unity Division:
Germany	$360.0	$323.0
The Netherlands	184.8	182.7
Switzerland	182.2	177.0
Other Western Europe	104.8	98.6
Total Western Europe	831.8	781.3
Central and Eastern Europe	140.6	137.6
Central and other	(45.6)	(37.1)
Total UPC/Unity Division	926.8	881.8
Telenet (Belgium)	247.5	235.8
VTR Group (Chile)	85.2	75.2
Corporate and other	10.1	2.8
Total	$1,269.6	$1,195.6

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings from continuing operations before income taxes:

	Three months ended March 31,
	2013	2012
	in millions

Total segment operating cash flow from continuing operations	$1,269.6	$1,195.6
Stock-based compensation expense	(26.8)	(27.7)
Depreciation and amortization	(693.1)	(670.7)
Impairment, restructuring and other operating items, net	(24.3)	(2.9)
Operating income	525.4	494.3
Interest expense	(470.1)	(418.1)
Interest and dividend income	13.9	19.0
Realized and unrealized gains (losses) on derivative instruments, net	195.8	(614.1)
Foreign currency transaction gains (losses), net	(134.9)	479.0
Realized and unrealized gains due to changes in fair values of certain investments, net	72.2	50.9
Losses on debt modifications and extinguishment, net	(158.3)	(6.8)
Other expense, net	(1.6)	(0.3)
Earnings from continuing operations before income taxes	$42.4	$3.9

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2013	2012
	in millions
Subscription revenue (a):
Video	$1,212.7	$1,164.4
Broadband internet	668.3	599.4
Telephony	410.9	376.1
Total subscription revenue	2,291.9	2,139.9
Other revenue (b)	475.8	397.1
Total	$2,767.7	$2,537.0
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, carriage fee and installation revenue) and programming revenue.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2013	2012
	in millions
UPC/Unity Division:
Germany	$618.2	$560.7
The Netherlands	314.8	310.7
Switzerland	326.0	313.3
Austria	108.2	107.2
Ireland	114.4	104.7
Poland	116.5	114.5
Hungary	63.4	59.9
The Czech Republic	57.5	57.5
Romania	34.6	33.4
Slovakia	15.8	15.6
Other (a)	32.0	28.2
Total UPC/Unity Division	1,801.4	1,705.7
Belgium	536.2	477.5
Chellomedia:
Poland	20.9	26.0
The Netherlands	24.3	28.2
Spain	15.8	17.1
Hungary	15.2	13.8
Other (b)	51.0	37.9
Total Chellomedia	127.2	123.0
Chile	250.4	224.5
Puerto Rico	73.2	29.2
Intersegment eliminations and other	(20.7)	(22.9)
Total	$2,767.7	$2,537.0
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia’s other geographic segments are located primarily in the United Kingdom, Latin America, Portugal, the Czech Republic, Romania, Slovakia and Italy.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

(15)    Subsequent Events

Unitymedia KabelBW Notes

On April 16, 2013, Unitymedia Hessen and Unitymedia NRW GmbH (together, the UM Senior Secured Notes Issuers) issued €350.0 million ($448.8 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes).

The April 2013 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The April 2013 UM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of LGI is subject to a Consolidated Leverage Ratio test, as defined in the indenture.

Subject to the circumstances described below, the April 2013 UM Senior Secured Notes are non-callable until April 15, 2018. At any time prior to April 15, 2018 the UM Senior Secured Notes Issuers may redeem some or all of the April 2013 UM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

The UM Senior Secured Notes Issuers may redeem some or all of the April 2013 UM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set forth below:

Year	Redemption price

2018	102.813%
2019	101.875%
2020	100.938%
2021 and thereafter	100.000%

In addition, at any time prior to April 15, 2016, the UM Senior Secured Notes Issuers may redeem up to 40% of the April 2013 UM Senior Secured Notes (at redemption prices of 105.625%) with the net proceeds from one or more specified equity offerings.

The UM Senior Secured Notes Issuers may redeem all of the April 2013 UM Senior Secured Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If the UM Senior Secured Notes Issuers or certain of Unitymedia KabelBW’s subsidiaries sell certain assets or experience specific changes in control, the UM Senior Secured Notes Issuers must offer to repurchase the April 2013 UM Senior Secured Notes at a redemption price of 101%.

LIBERTY GLOBAL, INC.
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2013
(unaudited)

LGE Margin Loan

On April 26, 2013, LGE HoldCo V B.V. (LGE HoldCo), our wholly-owned subsidiary, entered into a limited recourse margin loan agreement (the LGE Margin Loan) with a financial institution.  The LGE Margin Loan provides for the ability of LGE HoldCo to incur debt through additional facilities, which could be used to fund purchases of additional Ziggo shares up to a maximum of 48.0 million in the aggregate across all facilities. Any amounts borrowed under the LGE Margin Loan can be used for general corporate purposes, including distributions and/or loans to other subsidiaries of LGI. Any drawdown under the LGE Margin Loan is subject to the satisfaction of certain conditions, including delivery to the facility agent of certain customary conditions precedent. The LGE Margin Loan does not contain any financial covenants and provides for certain adjustment events and customary events of default. The LGE Margin Loan includes various lender early termination events (which are subject to materiality and other thresholds), including with respect to de-listing of the Ziggo shares, changes to the Ziggo share price and average daily trading volume of the Ziggo shares over a 30-day period and a change of control of LGE HoldCo.

The LGE Margin Loan will be secured by a pledge agreement over Ziggo shares owned by LGE HoldCo, which will provide that LGE HoldCo, prior to an Enforcement Event (as defined in the LGE Margin Loan), will be able to exercise voting and consensual rights subject to the terms of the LGE Margin Loan, and receive dividends on the Ziggo shares subject to compliance with certain loan to value ratios.

The initial facility under the LGE Margin Loan provides for borrowings of up to 65.0% of the value of the shares of Ziggo pledged on the date prior to the date of utilization. The initial facility matures on April 26, 2016, has an availability period of 20 business days and bears interest at a rate of EURIBOR plus 2.85% per annum. In addition to the lender early termination events described above, there is also a requirement for repayment of the initial facility if the loan-to-value ratio is equal to or greater than 80.0% (after taking into account any cash collateral deposited on account for the lenders). Subject to compliance with the applicable conditions precedent as set forth in the initial LGE Margin Loan, we expect to draw the full amount available on the basis of a pledge of a minimum of 25.3 million shares, which availability would have equated to €441.5 million ($566.1 million) based on the closing Ziggo share price of €26.85 ($34.43) on May 3, 2013.

For information regarding our investment in Ziggo, see below and note 3.

Additional Investment in Ziggo

On April 26, 2013 and April 29, 2013, we acquired an aggregate of 11.1 million additional shares of Ziggo at an average price of €26.33 ($33.76) per share, for a total additional investment of €293.1 million ($375.8 million). As a result of this investment, we increased our ownership in Ziggo to 18.22% (based on the outstanding shares of Ziggo at March 31, 2013). We settled the purchase of these shares in cash and may seek to refinance a portion of this investment with borrowings from the LGE Margin Loan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2012 Annual Report on Form 10-K/A is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2013 and 2012.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to LGI or collectively to LGI and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2013.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our capital expenditures, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2012 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisitions of Aster and Kabel BW GmbH (KBW) on our operations in Poland and Germany, respectively;

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

Overview

We are an international provider of video, broadband internet and telephony services with consolidated operations at March 31, 2013 in 13 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and telephony services in nine European countries and in Chile. The European broadband communications and DTH operations of UPC Holding and the broadband communications operations of Unitymedia KabelBW in Germany are collectively referred to herein as the “UPC/Unity Division.” UPC Holding’s broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” Through Telenet, we provide video, broadband internet and telephony services in Belgium. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On February 5, 2013 we entered into the Virgin Media Merger Agreement, pursuant to which we agreed, subject to various conditions, including the approval of the stockholders of LGI and Virgin Media, to complete the Virgin Media Acquisition.  If completed, the Virgin Media Acquisition will have a significant impact on our liquidity, financial position and results of operations. For additional information, see note 2 to our condensed consolidated financial statements.  Unless otherwise noted, the following discussion and analysis of our results of operations and liquidity and capital resources focuses on our existing operations exclusive of the impact of the Virgin Media Acquisition and any forward-looking statements contained herein do not take into account the impact of the Virgin Media Acquisition.

Our analog cable service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand), digital video recorders and high definition (HD) programming.

In September 2012 and January 2013, we launched “Horizon TV” in the Netherlands and Switzerland, respectively. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. In the Netherlands and Switzerland, we are working to improve the customer experience, with a redesigned remote control and a software update expected within the next few months. We intend to expand the availability of Horizon TV to other markets within our footprint, with launches planned in Ireland and Germany during 2013 and in certain additional markets during 2014 and 2015.
Although our digital television signals are encrypted in many of the countries in which we operate, the basic digital television channels in our entire footprints in Germany, the Netherlands, Switzerland, Austria, Romania and the Czech Republic are unencrypted. Where our basic digital television channels are unencrypted, subscribers who have the necessary equipment and who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels.  Regardless of whether basic digital television channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various download speeds ranging up to 200 Mbps, depending on the market and the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors.

We offer telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition to VTR Wireless’ mobile services, we also offer mobile services using third-party networks in Belgium and, to a lesser extent, Germany, Poland, the Netherlands and Hungary.

We are exploring strategic alternatives with respect to our wireless operations in Chile, including alternatives involving the expanded use of MVNO arrangements. In the event we were to decide to expand the use of MVNO arrangements, we might determine to dispose of some or all of our wireless network. Any such disposal would entail the disposal of owned equipment and the exit of tower and related real estate operating lease agreements associated with our wireless network in Chile. At March 31, 2013, the carrying value of our owned wireless network assets in Chile was $93.3 million and the remaining payments due under our tower and real estate operating leases in Chile were $123.9 million. We expect that the disposal of any portion of the Chilean wireless network would lead to accelerated depreciation of the impacted assets and restructuring charges with respect to the remaining rentals of the impacted operating leases. Under certain circumstances, a change in our Chilean wireless strategy could also lead to a decision to prepay the VTR Wireless Bank Facility.

We have completed a number of transactions that impact the comparability of our 2013 and 2012 results of operations. The most significant of these was the acquisition of OneLink on November 8, 2012. We also completed a number of less significant acquisitions in Europe during 2012 and the first three months of 2013.

In May 2012, we completed the sale of Austar. Austar is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and discontinued operation, see note 2 to our condensed consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications, DTH and programming businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 14 to our condensed consolidated financial statements) and free cash flow (as defined below under Material Changes in Financial Condition — Free Cash Flow). As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

We focus on achieving organic revenue and customer growth in our broadband communications operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet and telephony services with existing customers through product bundling and upselling. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of subscribers. At March 31, 2013, we owned and operated networks that passed 34,241,400 homes and served 35,211,900 revenue generating units (RGUs), consisting of 18,210,300 video subscribers, 9,488,300 broadband internet subscribers and 7,513,300 telephony subscribers.

We added 372,800 RGUs on an organic basis during the three months ended March 31, 2013, as compared to 444,900 RGUs that our continuing operations added on an organic basis during the three months ended March 31, 2012. Organic changes in RGUs exclude RGUs of acquired entities at the date of acquisition but include post-acquisition date RGU additions. The organic

RGU growth during the three months ended March 31, 2013 is attributable to the growth of our (i) broadband internet services, which added 233,300 RGUs, (ii) telephony services, which added 231,300 RGUs, (iii) digital cable services, which added 141,700 RGUs, and (iv) DTH video services, which added 13,600 RGUs. The growth of our broadband internet, telephony, digital cable and DTH video services was partially offset by a decline in our analog cable RGUs of 245,000 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home (FTTH) and advanced digital subscriber line (DSL) technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in overall revenue in Poland and during the first quarter of 2013, as compared to the first quarter of 2012;

(ii)
organic declines in subscription revenue from (a) video services in the Netherlands, Poland, Ireland, the Czech Republic and Hungary, (b) broadband internet services in Belgium and (c) telephony services in the Czech Republic during the first quarter of 2013, as compared to the first quarter of 2012;

(iii)
organic declines in (a) subscription revenue from video services in the Netherlands and Poland, (b) broadband internet and telephony services in Belgium, (c) total subscription revenue in Belgium and the Netherlands and (d) overall revenue in the Netherlands during the first quarter of 2013, as compared to the fourth quarter of 2012;

(iv)
organic declines in video RGUs in most of our markets during the first quarter of 2013, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(v)
organic declines in ARPU from (a) broadband internet in the majority of our markets and (b) telephony services in all of our markets during the first quarter of 2013, as compared to the first quarter of 2012; and

(vi)	organic declines in overall ARPU in Ireland, Hungary, Austria, Poland, Slovakia, Romania, Belgium and the Netherlands during the first quarter of 2013, as compared to the first quarter of 2012.

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

The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as FTTH and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed. For information regarding our property and equipment additions, see Material Changes in Financial Condition — Condensed Consolidated Cash Flow Statements below.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2013 and 2012 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended March 31, 2013 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and telephony services. All of our reportable segments also provide B2B services. At March 31, 2013, our operating segments in the UPC/Unity Division provided broadband communications services in 10 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through UPC DTH. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The UPC/Unity Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the UPC/Unity Division. Telenet provides video, broadband internet and telephony services in Belgium. In Chile, the VTR Group includes

VTR, which provides video, broadband internet and telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable stock-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2013 and 2012. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2013 and 2012 at the end of this section.

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

Revenue of our Reportable Segments

	Three months ended March 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
UPC/Unity Division:
Germany	$618.2	$560.7	$57.5	10.3	9.5
The Netherlands	314.8	310.7	4.1	1.3	0.5
Switzerland	326.0	313.3	12.7	4.1	5.0
Other Western Europe	222.6	211.9	10.7	5.0	4.5
Total Western Europe	1,481.6	1,396.6	85.0	6.1	5.7
Central and Eastern Europe	287.8	280.9	6.9	2.5	0.8
Central and other	32.0	28.2	3.8	13.5	12.2
Total UPC/Unity Division	1,801.4	1,705.7	95.7	5.6	5.0
Telenet (Belgium)	536.2	477.5	58.7	12.3	11.5
VTR Group (Chile)	250.4	224.5	25.9	11.5	7.7
Corporate and other	199.3	151.4	47.9	31.6	(7.0)
Intersegment eliminations	(19.6)	(22.1)	2.5	11.3	12.4
Total	$2,767.7	$2,537.0	$230.7	9.1	5.9

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

Germany. The increase in Germany’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $53.5 million or 9.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$35.4	$—	$35.4
ARPU (d)	20.6	—	20.6
Decrease in non-subscription revenue (e)	—	(2.5)	(2.5)
Organic increase (decrease)	56.0	(2.5)	53.5
Impact of FX	3.6	0.4	4.0
Total	$59.6	$(2.1)	$57.5

_______________

(a)
Germany’s subscription revenue includes revenue from multi-year bulk agreements with landlords, housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany’s video cable subscribers. Germany’s bulk agreements are, to a significant extent, medium and long-term contracts, although approximately 47% of these agreements are scheduled to expire by the end of 2014. During the three months ended March 31, 2013, Germany’s 20 largest bulk agreement accounts generated approximately 7% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to regulators in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the affected agreements was approximately 340,000 as of December 15, 2011. At March 31, 2013, approximately 35% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) accounted for approximately 1% of Germany’s total revenue during the three months ended March 31, 2013.

(b)
Germany’s non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2013 through 2017.  The aggregate amount of revenue related to these carriage contracts represents approximately 5% of Germany’s total revenue during the three months ended March 31, 2013.  Public broadcasters have sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. While we are still seeking to negotiate with the public broadcasters to reach acceptable agreements, we have rejected the termination notices and filed lawsuits for payment of carriage fees against the public broadcasters. Until such time as we resolve these disputes or obtain favorable outcomes in our lawsuits, we don’t believe we meet the criteria to recognize the impacted revenue for 2013 and future periods. The aggregate amount of revenue related to these public broadcasters was $7.9 million or 1% of Germany’s total revenue during the three months ended March 31, 2012. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In light of the foregoing, no assurance can be given that any of our carriage fee contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increase in Germany’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Germany’s average number of analog cable RGUs led to a decline in the average number of Germany’s total video RGUs during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

(d)
The increase in Germany’s subscription revenue related to a change in ARPU is due to (i) a net increase resulting primarily from the following factors: (a) higher ARPU due to a lower negative impact from free bundled services provided to new subscribers during promotional periods, (b) higher ARPU from digital cable services, (c) higher ARPU from broadband internet services, (d) higher ARPU from analog cable services, as price increases offset lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements, and (e) slightly lower ARPU from telephony services due to the net impact of (1) a decrease in ARPU associated with lower telephony call volume for customers on usage-based calling plans and (2) an increase in ARPU associated with the migration of customers to fixed-rate plans and related value-added services, and (ii) an improvement in RGU mix attributable to higher proportions of telephony, broadband internet and digital cable RGUs.

(e)
The decrease in Germany’s non-subscription revenue is primarily attributable to the net effect of (i) a decrease in carriage fee revenue as described above, (ii) an increase in mobile services revenue and (iii) an increase in installation revenue, due to a higher number of installations and an increase in the average installation fee.

The Netherlands. The increase in the Netherlands’ revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $1.6 million or 0.5%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$2.6	$—	$2.6
ARPU (b)	(2.8)	—	(2.8)
Increase in non-subscription revenue (c)	—	1.8	1.8
Organic increase (decrease)	(0.2)	1.8	1.6
Impact of an acquisition	0.4	—	0.4
Impact of FX	2.0	0.1	2.1
Total	$2.2	$1.9	$4.1
_______________

(a)
The increase in the Netherlands’ subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of the Netherlands’ total video RGUs during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

(b)
The decrease in the Netherlands’ subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease resulting primarily from the following factors: (a) lower ARPU due to a decrease in telephony call volume and higher proportions of customers selecting usage-based calling plans and (b) lower ARPU due to the impact of higher bundling and promotional discounts that more than offset the positive impacts of (1) July 2012 price increases for bundled services and a January 2013 price increase for certain analog cable services and (2) higher proportions of customers selecting higher-priced tiers of digital cable, broadband internet and telephony services, and (ii) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs.

(c)
The increase in the Netherlands’ non-subscription revenue is primarily attributable to the net effect of (i) an increase in installation revenue, largely related to Horizon TV, (ii) a decrease in interconnect revenue, due primarily to the impact of an August 1, 2012 reduction in fixed termination rates, and (iii) a decrease in B2B revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The increase in Switzerland’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $15.6 million or 5.0%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$8.5	$—	$8.5
ARPU (b)	3.7	—	3.7
Increase in non-subscription revenue (c)	—	3.4	3.4
Organic increase	12.2	3.4	15.6
Impact of an acquisition	0.4	—	0.4
Impact of FX	(2.8)	(0.5)	(3.3)
Total	$9.8	$2.9	$12.7
_______________

(a)
The increase in Switzerland’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of Switzerland’s total video RGUs during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

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

(c)
The increase in Switzerland’s non-subscription revenue is primarily attributable to an increase in installation revenue. The increase in installation revenue is due in part to a change in how we recognize installation revenue in Switzerland as a result of a change in how we market and deliver services upon the unencryption of the basic tier of digital television channels in November 2012, as further described below.

In October 2012, we announced an agreement with the Swiss Price Regulator pursuant to which we will make certain changes to Switzerland’s service offerings in exchange for progressive increases in the price of Switzerland’s basic cable connection over the next two years. In this regard, (i) effective November 1, 2012, we began offering a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and (ii) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, we made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the price for a cable connection increased by CHF 0.90 ($0.95) effective January 1, 2013 and a further increase of CHF 0.60 ($0.63) will take effect on January 1, 2014. Although the above changes in Switzerland’s service offerings may negatively impact certain revenue streams, we believe that the positive impact of the price increases in 2013 and 2014 will offset such negative impacts and place us in a position where we can continue to increase our revenue and RGUs in Switzerland. No assurance can be given that our assessment of the net impact of these changes in our service offerings and prices will prove to be accurate or that we will be able to continue to grow our revenue and RGUs in Switzerland.

Other Western Europe. The increase in Other Western Europe’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $9.4 million or 4.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$11.9	$—	$11.9
ARPU (b)	(4.1)	—	(4.1)
Increase in non-subscription revenue (c)	—	1.6	1.6
Organic increase	7.8	1.6	9.4
Impact of FX	1.2	0.1	1.3
Total	$9.0	$1.7	$10.7
_______________

(a)
The increase in Other Western Europe’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to a decline in the average number of total video RGUs in each of Ireland and Austria during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

(b)
The decrease in Other Western Europe’s subscription revenue related to a change in ARPU is attributable to a decrease in ARPU in each of Ireland and Austria. The decrease in Ireland’s ARPU is largely due to the net effect of (i) lower ARPU due to the impact of bundling discounts and (ii) higher ARPU due to higher proportions of customers selecting higher- priced tiers of digital cable and broadband internet services. The decrease in Austria’s ARPU is primarily due to the net effect of (a) lower ARPU due to the impact of bundling discounts, (b) lower ARPU due to a higher proportion of customers selecting lower-priced tiers of broadband internet services and (c) higher ARPU due to price increases in January 2013 for digital and analog cable and broadband internet services. In addition, Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to a lower proportion of digital cable RGUs in Ireland.

(c)	The increase in Other Western Europe’s non-subscription revenue is due primarily to (i) an increase in Ireland’s B2B telephony services and (ii) an increase in installation revenue in Ireland.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $2.1 million or 0.8%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$8.2	$—	$8.2
ARPU (b)	(7.1)	—	(7.1)
Increase in non-subscription revenue (c)	—	1.0	1.0
Organic increase	1.1	1.0	2.1
Impact of an acquisition	2.3	0.1	2.4
Impact of FX	2.6	(0.2)	2.4
Total	$6.0	$0.9	$6.9
_______________

(a)
The increase in Central and Eastern Europe’s subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs in Slovakia. In each country within our Central and Eastern Europe segment, a decline in the average number of analog cable RGUs led to a decline in the average number of Central and Eastern Europe’s total video RGUs during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

(b)
The decrease in Central and Eastern Europe’s subscription revenue related to a change in ARPU is primarily due to the net effect of (i) lower ARPU due to the impact of higher bundling discounts, (ii) higher ARPU due to an increase in the proportion of broadband internet and digital cable subscribers selecting higher-priced tiers of services, (iii) lower ARPU from digital cable services and (iv) lower ARPU due to a decrease in telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by an improvement in RGU mix, primarily attributable to a higher proportion of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The increase in Central and Eastern Europe’s non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

Telenet (Belgium). The increase in Telenet’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $55.1 million or 11.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$8.7	$—	$8.7
ARPU (b)	(6.5)	—	(6.5)
Increase in non-subscription revenue (c)	—	52.9	52.9
Organic increase	2.2	52.9	55.1
Impact of FX	2.4	1.2	3.6
Total	$4.6	$54.1	$58.7
_______________

(a)
The increase in Telenet’s subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of Telenet’s total video RGUs during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

(b)
The decrease in Telenet’s subscription revenue related to a change in ARPU is due to the net effect of (i) a net decrease resulting primarily from the following factors: (a) lower ARPU due to an increase in the proportion of customers selecting lower-priced tiers of broadband internet services, (b) higher ARPU due to February 2013 price increases for certain digital cable, broadband internet and telephony services, (c) higher ARPU due to the impact of lower bundling discounts and (d) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans and the negative impact of a higher proportion of customers migrating to fixed-rate calling plans, and (ii) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs.

(c)
The increase in Telenet’s non-subscription revenue is due primarily to (i) an increase in mobile services revenue of $29.5 million, (ii) an increase in interconnect revenue of $16.5 million, primarily associated with growth in mobile services, and (iii) an increase in mobile handset sales of $5.0 million. The increase in Telenet’s mobile handset sales, which sales typically generate relatively low margins, is mostly due to an increase in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

VTR Group (Chile). The increase in the VTR Group’s revenue during the three months ended March 31, 2013, as compared to the corresponding period in 2012, includes (i) an organic increase of $17.4 million or 7.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$10.2	$—	$10.2
ARPU (b)	0.1	—	0.1
Increase in non-subscription revenue (c)	—	7.1	7.1
Organic increase	10.3	7.1	17.4
Impact of FX	7.5	1.0	8.5
Total	$17.8	$8.1	$25.9
_______________

(a)
The increase in the VTR Group’s subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group’s subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, primarily attributable to a higher proportion of digital cable RGUs, and (ii) a net decrease resulting from the following factors: (a) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services, (b) lower ARPU from analog and digital cable services, largely due to higher proportions of customers selecting lower-priced tiers of services, (c) higher ARPU due to the impact of lower bundling and promotional discounts and (d) lower ARPU due to a decrease in telephony call volume for customers on usage-based plans.

(c)
The increase in the VTR Group’s non-subscription revenue is attributable to the net effect of (i) a $9.3 million increase in mobile revenue (including subscription, handset sales and interconnect revenue) due to the May 2012 launch of mobile services at VTR Wireless and (ii) a decrease in fixed-line interconnect revenue at VTR.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
UPC/Unity Division:
Germany	$154.0	$139.2	$14.8	10.6	9.9
The Netherlands	95.3	93.3	2.0	2.1	1.4
Switzerland	92.2	90.4	1.8	2.0	2.9
Other Western Europe	86.9	84.4	2.5	3.0	2.6
Total Western Europe	428.4	407.3	21.1	5.2	4.9
Central and Eastern Europe	109.5	108.6	0.9	0.8	(1.1)
Central and other	31.4	25.2	6.2	24.6	21.4
Total UPC/Unity Division	569.3	541.1	28.2	5.2	4.5
Telenet (Belgium)	230.9	183.4	47.5	25.9	24.9
VTR Group (Chile)	120.5	101.9	18.6	18.3	14.3
Corporate and other	121.5	91.5	30.0	32.8	(2.3)
Intersegment eliminations	(19.1)	(21.9)	2.8	12.8	12.7
Total operating expenses excluding stock-based compensation expense	1,023.1	896.0	127.1	14.2	9.5
Stock-based compensation expense	3.9	1.7	2.2	129.4
Total	$1,027.0	$897.7	$129.3	14.4

General. Operating expenses include programming and copyright, network operations, interconnect, customer operations, customer care, stock-based compensation expense and other direct costs. We do not include stock-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in digital cable services, in combination with the introduction of Horizon TV, and (ii) price increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC/Unity Division. The UPC/Unity Division’s operating expenses (exclusive of stock-based compensation expense) increased $28.2 million or 5.2% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase includes $1.4 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s operating expenses increased $24.2 million or 4.5%. This increase includes the following factors:

•	An increase in programming and related costs of $16.8 million or 10.6%, due predominantly to growth in digital video services in Germany, the Netherlands and Switzerland;

•	A decrease in interconnect costs of $6.4 million or 10.2%, due to (i) lower rates in Germany and the Netherlands and (ii) lower usage in Switzerland;

•
An increase in personnel costs of $5.4 million or 5.2%, due largely to the net effect of (i) annual wage increases, primarily in Germany, the Netherlands, the UPC/Unity Division's central operations and Switzerland, (ii) increased staffing levels, primarily in the UPC/Unity Division's central operations, the Czech Republic and Switzerland, and (iii) lower staffing levels in Germany as a result of outsourcing certain customer care activities to third parties;

•
An increase in network-related expenses of $4.8 million or 6.2%, due largely to (i) increased network maintenance costs, primarily in Germany and Switzerland, and (ii) higher costs in the UPC/Unity Division's central operations due to increased network transit requirements;

•
An increase in outsourced labor and professional fees of $3.1 million or 5.4%, due primarily to (i) increased costs in Germany attributable to (a) higher call volumes, due primarily to a higher proportion of calls handled by third parties, and (b) higher consulting fees related to a customer retention project, and (ii) higher outsourced labor associated with customer-facing activities in Poland; and

•	A decrease in the cost of customer premises equipment sold to customers of $2.6 million, primarily due to lower sales of common interface plus or “CI+” modules in Switzerland.

Telenet (Belgium). Telenet’s operating expenses (exclusive of stock-based compensation expense) increased $47.5 million or 25.9% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Excluding the effects of FX, Telenet’s operating expenses increased $45.7 million or 24.9%. This increase includes the following factors:

•	An increase in interconnect and MVNO costs of $23.2 million, due primarily to (i) mobile subscriber growth and (ii) increased mobile voice and data volumes;

•
An increase in mobile handset costs of $18.6 million, due primarily to (i) higher costs associated with subscriber promotions involving free or heavily-discounted handsets and (ii) increased mobile handset sales to third-party retailers;

•	A $2.8 million decrease due to the impact of an accrual release in connection with the reassessment of an operational contingency; and

•	An increase in programming and related costs of $2.6 million or 4.3%, due mostly to growth in digital video services.

VTR Group (Chile). The VTR Group’s operating expenses (exclusive of stock-based compensation expense) increased $18.6 million or 18.3% during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Excluding the effects of FX, the VTR Group’s operating expenses increased $14.5 million or 14.3%. This increase includes the following factors:

•	An increase in VTR Wireless’ mobile handset costs of $3.4 million;

•	An increase in mobile access and interconnect costs of $3.2 million or 20.1%, due primarily to the impact of the May 2012 launch of mobile services;

•
An increase in bad debt expense and collection expenses of $2.3 million or 25.7% at VTR Wireless and, to a lesser extent, VTR. The VTR Wireless increase is largely a function of the May 2012 launch of mobile services;

•
An increase in programming and related costs of $1.7 million or 4.7%, primarily associated with growth in digital cable services. Although a significant portion of the VTR Group’s programming contracts are denominated in U.S. dollars, the impact of foreign currency exchange rate fluctuations did not materially impact the VTR Group’s programming costs during the first quarter of 2013;

•	An increase in personnel costs of $1.2 million or 9.2%, due primarily to increases in staffing levels at both VTR Wireless and VTR;

•
An increase in outsourced labor and professional fees of $1.1 million or 12.4%, resulting from the net effect of (i) increased costs associated with VTR Wireless’ network operating center and (ii) a slight decrease in VTR’s call center costs and customer-facing activities; and

•	An increase in facilities expenses of $1.0 million or 23.4%, due primarily to higher site and tower rental costs incurred by VTR Wireless.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
UPC/Unity Division:
Germany	$104.2	$98.5	$5.7	5.8	5.1
The Netherlands	34.7	34.7	—	—	(1.2)
Switzerland	51.6	45.9	5.7	12.4	13.4
Other Western Europe	30.9	28.9	2.0	6.9	6.4
Total Western Europe	221.4	208.0	13.4	6.4	6.0
Central and Eastern Europe	37.7	34.7	3.0	8.6	7.3
Central and other	46.2	40.1	6.1	15.2	15.2
Total UPC/Unity Division	305.3	282.8	22.5	8.0	7.5
Telenet (Belgium)	57.8	58.3	(0.5)	(0.9)	(1.4)
VTR Group (Chile)	44.7	47.4	(2.7)	(5.7)	(9.0)
Corporate and other	67.7	57.1	10.6	18.6	(6.6)
Intersegment eliminations	(0.5)	(0.2)	(0.3)	N.M.	N.M.
Total SG&A expenses excluding stock-based compensation expense	475.0	445.4	29.6	6.6	2.8
Stock-based compensation expense	22.9	26.0	(3.1)	(11.9)
Total	$497.9	$471.4	$26.5	5.6
_______________

N.M. — Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and sales and marketing costs, stock-based compensation and other general expenses. We do not include stock-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as stock-based compensation expense is not included in the performance measures of our reportable segments. Stock-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses of our Reportable Segments above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

UPC/Unity Division. The UPC/Unity Division’s SG&A expenses (exclusive of stock-based compensation expense) increased $22.5 million or 8.0% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase includes $0.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the UPC/Unity Division’s SG&A expenses increased $21.2 million or 7.5%. This increase includes the following factors:

•
An increase in personnel costs of $8.6 million or 8.0%, due primarily to (i) increased staffing levels, predominantly in Switzerland, Hungary and the UPC/Unity Division’s central operations, and (ii) annual wage increases, primarily in the Netherlands, the UPC/Unity Division’s central operations, Germany and Switzerland. The increase in personnel costs also includes the impact of a new employee wage tax in the Netherlands, which was authorized in the third quarter of 2012;

•	An increase in sales and marketing costs of $1.8 million or 1.8%, due largely to increased marketing costs associated with the launch of Horizon TV in Switzerland;

•
A decrease in outsourced labor and professional fees of $1.8 million or 9.2%, due primarily to the net effect of (i) a decrease in consulting costs in Germany, primarily associated with integration activities in the 2012 period related to the acquisition of KBW, and (ii) increased costs in the UPC/Unity Division central operations related to centralization and procurement initiatives; and

•	A net increase resulting from individually insignificant changes in other SG&A expense categories.

Telenet (Belgium). Telenet’s SG&A expenses (exclusive of stock-based compensation expense) decreased $0.5 million or 0.9% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Excluding the effects of FX, Telenet’s SG&A expenses decreased $0.8 million or 1.4%. This decrease includes the following factors:

•	An increase in personnel costs of $1.5 million or 6.9%, due primarily to (i) annual wage increases and (ii) increased sales commissions;

•
A decrease in sales and marketing costs of $1.0 million or 4.7%, due primarily to the net effect of (i) lower marketing costs in connection with promotional and operational initiatives and (ii) increased third-party sales commissions, due primarily to growth in mobile services; and

•	A net decrease resulting from individually insignificant changes in other SG&A expense categories.

VTR Group (Chile). The VTR Group’s SG&A expenses (exclusive of stock-based compensation expense) decreased $2.7 million or 5.7%, during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Excluding the effects of FX, the VTR Group’s SG&A expenses decreased $4.3 million or 9.0%. This decrease is due primarily to lower advertising costs at each of VTR and VTR Wireless.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
UPC/Unity Division:
Germany	$360.0	$323.0	$37.0	11.5	10.8
The Netherlands	184.8	182.7	2.1	1.1	0.4
Switzerland	182.2	177.0	5.2	2.9	3.9
Other Western Europe	104.8	98.6	6.2	6.3	5.4
Total Western Europe	831.8	781.3	50.5	6.5	6.1
Central and Eastern Europe	140.6	137.6	3.0	2.2	0.6
Central and other	(45.6)	(37.1)	(8.5)	(22.9)	(21.7)
Total UPC/Unity Division	926.8	881.8	45.0	5.1	4.6
Telenet (Belgium)	247.5	235.8	11.7	5.0	4.3
VTR Group (Chile)	85.2	75.2	10.0	13.3	9.5
Corporate and other	10.1	2.8	7.3	260.7	(215.0)
Total	$1,269.6	$1,195.6	$74.0	6.2	4.3

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2013	2012
	%
UPC/Unity Division:
Germany	58.2	57.6
The Netherlands	58.7	58.8
Switzerland	55.9	56.5
Other Western Europe	47.1	46.5
Total Western Europe	56.1	55.9
Central and Eastern Europe	48.9	49.0
Total UPC/Unity Division, including central and other	51.4	51.7
Telenet (Belgium)	46.2	49.4
VTR Group (Chile)	34.0	33.5

With the exception of Telenet, the operating cash flow margins of our reportable segments remained largely consistent with the prior year period. The decline in Telenet’s operating cash flow margin is primarily due to higher handset and other subscriber acquisition costs associated with the rapid expansion of Telenet's mobile business. The extent of the decline in Telenet's operating cash flow margins that will be realized from full year 2012 to full year 2013 will be largely dependent on the pace of growth and the margins of Telenet's mobile services during the remainder of 2013. The increase in the VTR Group's operating cash flow margin reflects the net effect of (i) lower advertising costs at each of VTR and VTR Wireless, (ii) growth in the negative-margin mobile services of VTR Wireless and (iii) improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, at VTR. During the three months ended March 31, 2013 and 2012, the incremental operating cash flow deficit of VTR Wireless was $18.6 million and $14.7 million, respectively.
As discussed above under Overview, the incumbent telecommunications operator is overbuilding our network in the Netherlands using FTTH and advanced DSL technologies. As a result, the Netherlands is experiencing significant competition from this telecommunications operator and we expect that the Netherlands will be challenged to maintain its current operating cash flow margin in 2013 and future periods.
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

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$1,212.7	$1,164.4	$48.3	4.1	1.2
Broadband internet	668.3	599.4	68.9	11.5	8.6
Telephony	410.9	376.1	34.8	9.3	7.3
Total subscription revenue	2,291.9	2,139.9	152.0	7.1	4.3
Other revenue (b)	475.8	397.1	78.7	19.8	14.6
Total	$2,767.7	$2,537.0	$230.7	9.1	5.9
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, carriage fee, and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $230.7 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase includes $62.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $150.3 million or 5.9%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for three months ended March 31, 2013, as compared to the corresponding period in 2012, is as follows (in millions):

Increase due to change in:
Average number of RGUs	$91.7
ARPU	0.8
Organic increase	92.5
Impact of acquisitions	42.7
Impact of FX	16.8
Total increase in subscription revenue	$152.0

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $92.5 million or 4.3% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $51.5 million or 8.6%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services,

(ii) an increase in subscription revenue from telephony services of $27.5 million or 7.3%, as the impact of an increase in the average number of telephony RGUs was only partially offset by lower ARPU from telephony services, and (iii) an increase in subscription revenue from video services of $13.5 million or 1.2%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $57.8 million or 14.6% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase is primarily attributable to the net impact of (i) a $64.5 million increase in mobile revenue (including increases in subscription, interconnect and handset sales revenue) primarily in Belgium, Chile and, to a lesser extent, Germany, (ii) an increase in fixed-line interconnect revenue, (iii) a decrease in programming revenue, (iv) an increase in installation revenue and (v) a decrease in Germany’s carriage fee revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $129.3 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase includes $32.9 million attributable to the impact of acquisitions. Our operating expenses include stock-based compensation expense, which increased $2.2 million during the three months ended March 31, 2013. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and stock-based compensation expense, our operating expenses increased $85.1 million or 9.5% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase primarily is attributable to increases in (i) direct mobile costs, primarily in Belgium, (ii) programming and other direct costs, (iii) personnel costs and (iv) network- related expenses. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $26.5 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase includes $14.4 million attributable to the impact of acquisitions. Our SG&A expenses include stock-based compensation expense, which decreased $3.1 million during the three months ended March 31, 2013. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and stock-based compensation expense, our SG&A expenses increased $12.4 million or 2.8% during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This increase is due primarily to the net effect of an increase in personnel costs and a decrease in sales and marketing costs. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Stock-based compensation expense (included in operating and SG&A expenses)

We record stock-based compensation that is associated with LGI shares and the shares of certain of our subsidiaries. A summary of the aggregate stock-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2013	2012
	in millions
LGI common stock:
LGI performance-based incentive awards (a)	$4.1	$9.5
Other LGI stock-based incentive awards	11.2	12.7
Total LGI common stock	15.3	22.2
Telenet stock-based incentive awards (b)	11.0	4.6
Other (c)	0.5	0.9
Total	$26.8	$27.7
Included in:
Operating expense	$3.9	$1.7
SG&A expense	22.9	26.0
Total	$26.8	$27.7
_______________

(a)	Includes stock-based compensation expense related to LGI PSUs.

(b)	The amount for the 2013 period includes expense of $6.2 million related to the accelerated vesting of stock options granted under the Telenet Specific Stock Option Plan.

(c)
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

Depreciation and amortization expense

Our depreciation and amortization expense increased $22.4 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Excluding the effects of FX, depreciation and amortization expense increased $6.4 million or 0.9% due primarily to the net effect of (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Switzerland and Chile.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $24.3 million during the three months ended March 31, 2013, as compared to $2.9 million during the corresponding period in 2012. The 2013 amount includes (i) direct acquisition costs of $18.8 million related to the pending Virgin Media Acquisition and (ii) $5.8 million associated with (a)employee severance and termination costs related to certain reorganization activities, primarily in Germany, and (b) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia. The 2012 amount includes aggregate restructuring charges of $5.4 million associated with employee severance and termination costs related to certain reorganization activities, primarily in Europe.

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

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $75.5 million at March 31, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

Interest expense

Our interest expense increased $52.0 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Excluding the effects of FX, interest expense increased $47.4 million or 11.3%. This increase is primarily attributable to the net impact of (i) higher average outstanding debt balances and (ii) a lower weighted average interest rate. The decrease in our weighted average interest rate is primarily related to (a) the completion of certain financing transactions that resulted in extended maturities, certain of which resulted in a decrease to our weighted average interest rate and (b) decreases in certain of the base rates for our variable rate indebtedness. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $5.1 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This decrease is primarily attributable to (i) a decrease in dividend income attributable to our investment in Sumitomo common stock and (ii) a decrease in interest income due to the net effect of (a) a lower weighted average interest rate earned on our cash and cash equivalent and restricted cash balances and (b) higher average cash and cash equivalent and restricted cash balances.

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

	Three months ended March 31,
	2013	2012
	in millions

Cross-currency and interest rate derivative contracts (a)	$180.6	$(479.1)
Foreign currency forward contracts	102.4	(10.4)
Equity-related derivative instrument (b)	(87.7)	(126.5)
Other	0.5	1.9
Total	$195.8	$(614.1)
_______________

(a)
The gain during the 2013 period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with decreases in the values of the Hungarian forint, Polish zloty, Swiss franc and Czech koruna relative to the euro, (iii) gains associated with increases in market interest rates in the euro and Swiss franc markets and (iv) losses associated with increases in market interest rates in the U.S. dollar market. In addition, the gain during the 2013 period includes a net loss of $32.5 million resulting from changes in our credit risk valuation adjustments. The loss during the 2012 period is primarily attributable to the net effect of (i) losses associated with increases in the values of the Polish zloty, Hungarian forint, Swiss franc, Chilean peso and Czech koruna relative to the euro, (ii) losses associated with increases in the values of the Chilean peso and Swiss franc relative to the U.S. dollar, (iii) losses associated with an increase in the value of the U.S. dollar relative to the euro, (iv) losses associated with decreases in market interest rates in the euro, Hungarian forint and Swiss franc markets and (v) gains associated with increases in market interest rates in the Chilean peso market. In addition, the loss during the 2012 period includes a net gain of $22.3 million resulting from changes in our credit risk valuation adjustments.

(b)
Represents losses related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. These losses are primarily attributable to (i) decreases in the value of the Japanese yen relative to the U.S. dollar and (ii) increases in the market price of Sumitomo common stock.

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

	Three months ended March 31,
	2013	2012
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(180.1)	$278.6
U.S. dollar denominated debt issued by European subsidiaries	(106.7)	103.0
Yen denominated debt issued by a U.S. subsidiary	86.0	83.5
Cash and restricted cash denominated in a currency other than the entity’s functional currency	58.6	11.3
Other	7.3	2.6
Total	$(134.9)	$479.0
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

Realized and unrealized gains due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. The details of our realized and unrealized gains due to changes in fair values of certain investments, net, are as follows:

	Three months ended March 31,
	2013	2012
	in millions
Investments (a):
Ziggo	$79.7	$—
Sumitomo	(5.6)	42.8
Other, net	(1.9)	8.1
Total	$72.2	$50.9
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements.

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $158.3 million and $6.8 million during the three months ended March 31, 2013 and 2012, respectively.  The loss during the 2013 period includes (i) aggregate debt extinguishment losses of UPC Holding of $85.5 million, which include (a) $35.6 million of redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (b) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (c) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (d) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, and (ii) a debt extinguishment loss related to the redemption of a portion of Unitymedia KabelBW’s euro-denominated 8.125% senior secured notes of $71.1 million, which includes (1) $50.5 million representing the difference between the principal amount and redemption price of the debt redeemed and (2) $20.6 million associated with the write-off of deferred financing costs and an unamortized discount.

The loss during the 2012 period includes (i) third-party costs of $2.9 million associated a debt exchange transaction where debt issued by KBW was exchanged for new debt issued by Unitymedia KabelBW, (ii) third-party costs of $2.0 million associated with the execution of Facility AE under the UPC Broadband Holding Bank Facility and (iii) the write-off of $1.9 million of deferred financing costs in connection with the prepayment of amounts outstanding under Facilities M, N and O under the UPC Broadband Holding Bank Facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $20.5 million and $33.1 million during the three months ended March 31, 2013 and 2012, respectively.

The income tax expense during the three months ended March 31, 2013 differs from the expected income tax expense of $14.8 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impact of this item was partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates.

The income tax expense during the three months ended March 31, 2012 differs from the expected income tax expense of $1.4 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2013 and 2012, we reported earnings (loss) from continuing operations of $21.9 million and ($29.2 million), respectively, including (i) operating income of $525.4 million and $494.3 million, respectively, (ii) non-operating expense of $483.0 million and $490.4 million, respectively, and (iii) income tax expense of $20.5 million and $33.1 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information with respect to certain trends that may affect our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the above discussion and also Discussion and Analysis of our Reportable Segments above.

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $38.1 million during the three months ended March 31, 2012 relate to the operations of Austar. As we concluded that Austar was held-for-sale effective December 31, 2011, no depreciation or amortization is included in the amount reported for the 2012 period. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests' share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $11.1 million during the three months ended March 31, 2013, as compared to the corresponding period in 2012. This decrease is primarily attributable to the net impact of (i) a decrease associated with our disposition of Austar in May 2012, (ii) an increase due to the net effect of (a) an improvement in the results of operations of Telenet and (b) the impact of a decrease in the noncontrolling interests' share of Telenet's results following the LGI Telenet Tender, (iii) a decline in the results of the VTR Group and (iv) the completion of the Puerto Rico Transaction in November 2012, as further described in note 2 to our condensed consolidated financial statements.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Telenet, UPC Holding, UPC Broadband Holding, Unitymedia KabelBW, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2013. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2013 are set forth in the following table. With the exception of LGI, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
LGI and non-operating subsidiaries:
LGI	$1,565.9
Non-operating subsidiaries	37.1
Total LGI and non-operating subsidiaries	1,603.0
Operating subsidiaries:
Telenet	1,152.5
UPC Holding (excluding VTR Group)	50.1
Unitymedia KabelBW	33.9
VTR Group (a)	33.9
Chellomedia	28.5
Liberty Puerto Rico	4.9
Total operating subsidiaries	1,303.8
Total cash and cash equivalents	$2,906.8
_______________

(a)	Includes $9.6 million of cash and cash equivalents held by VTR Wireless.

Liquidity of LGI and its Non-operating Subsidiaries

The $1,565.9 million of cash and cash equivalents held by LGI and, subject to certain tax considerations, the $37.1 million of cash and cash equivalents held by LGI’s non-operating subsidiaries, represented available liquidity at the corporate level at March 31, 2013. Our remaining cash and cash equivalents of $1,303.8 million at March 31, 2013 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by LGI and, subject to certain tax considerations, LGI’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, LGI and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from LGI’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of LGI and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by LGI or its non-operating subsidiaries or the issuance of equity securities by LGI, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. No assurance can be given that any external funding would be available to LGI or its non-operating subsidiaries on favorable terms, or at all. See note 2 to our condensed consolidated financial statements for information concerning the disposition of Austar and note 9 to our condensed consolidated financial statements for information concerning pending capital distributions of Telenet and VTR.

At March 31, 2013, our consolidated cash and cash equivalents balance includes $2,871.8 million that is held outside of the U.S. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

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

In connection with the closing of the Virgin Media Acquisition, we expect to use (i) the amounts included in the Virgin Media Escrow Accounts ($3,548.8 million at March 31, 2013), (ii) availability under the Virgin Media Credit Facility and (iii) existing liquidity of LGI and Virgin Media to fund (a) the cash component of the consideration for the Virgin Media Acquisition, (b) the repayment of Virgin Media’s existing bank credit facility, (c) amounts that may be required to repurchase the VM 2021 and 2022 Notes pursuant to the applicable “Change of Control” provisions of the underlying indentures and (d) certain fees and expenses related to the transaction.  On May 3, 2013, a notice of change of control and offer to purchase the VM 2021 and 2022 Notes was launched by Virgin Media and will remain open until midnight New York City time on June 7, 2013 unless extended or earlier terminated. We believe we and Virgin Media have sufficient sources of liquidity to fund the aforementioned cash requirements. For information concerning the pending Virgin Media Acquisition, see note 2 to our condensed consolidated financial statements.

During the first three months of 2013, we repurchased a total of 1,400,000 shares of our LGI Series A common stock at a weighted average price of $67.18 per share and 1,187,800 shares of our LGI Series C common stock at a weighted average price of $63.10 per share, for an aggregate purchase price of $169.0 million, including direct acquisition costs and the effects of derivative instruments. In connection with the pending Virgin Media Acquisition, which is described in note 2 to our condensed consolidated financial statements, we suspended purchases of LGI common stock under our current stock repurchase program. We expect to resume repurchasing our LGI common stock after the closing of the Virgin Media Acquisition. At March 31, 2013, the remaining amount authorized for stock repurchases was $861.8 million.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of Liberty Puerto Rico, Telenet, Unitymedia KabelBW, UPC Broadband Holding and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2013, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from LGI and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to LGI or (iii) capital distributions to LGI and other equity owners. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning the acquisitions of our subsidiaries, see note 2 to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow. However, the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our March 31, 2013 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2013 was 6.0x. This ratio is impacted by the fact that our March 31, 2013 consolidated debt includes the VM Notes related to the Virgin Media Acquisition, while our annualized consolidated operating cash flow calculation is based on our consolidated results for the quarter ended March 31, 2013, which results do not include the results of Virgin Media. In addition, the ratio of our March 31, 2013 consolidated net debt (debt less cash and cash equivalents and cash in escrow accounts related to the pending Virgin Media Acquisition) to our annualized consolidated operating cash flow for the quarter ended March 31, 2013 was 4.8x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our subsidiaries. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. With the exception of Liberty Puerto Rico, each of our borrowing subsidiaries was in compliance with its debt covenants at March 31, 2013. As further discussed in note 7 to our condensed consolidated financial statements, we expect to obtain a waiver for a technical default with respect to the Liberty Puerto Rico Bank Facility. As such, we do not believe that we will be required to repay any portion of the Liberty Puerto Rico Bank Facility prior to the maturity dates specified in the Liberty Puerto Rico Bank Facility and, accordingly, we do not expect that this default will have a material impact on our liquidity. In addition, we do not anticipate any instances of non-compliance with respect to any of our other subsidiaries’ debt covenants that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2013, our outstanding consolidated debt and capital lease obligations aggregated $30.7 billion, including $1,065.8 million that is classified as current in our condensed consolidated balance sheet and $26.6 billion that is due in 2017 or thereafter. The current amount includes $662.8 million related to the Liberty Puerto Rico Bank Facility. As further discussed in note 7 to our condensed consolidated financial statements, this debt is required to be presented as a current liability due to a technical default that has not yet been waived. As noted above, we do not expect to repay this amount prior to the maturity dates specified in the Liberty Puerto Rico Bank Facility.

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

All of our consolidated debt and capital lease obligations had been borrowed or incurred by our subsidiaries at March 31, 2013.

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

Summary. The condensed consolidated cash flow statements of our continuing operations for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three months ended
	March 31,
	2013	2012	Change
	in millions

Net cash provided by operating activities	$557.7	$754.8	$(197.1)
Net cash used by investing activities	(498.4)	(541.4)	43.0
Net cash provided (used) by financing activities	830.9	(244.7)	1,075.6
Effect of exchange rate changes on cash	(22.3)	42.5	(64.8)
Net increase in cash and cash equivalents	$867.9	$11.2	$856.7

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in the cash provided by our working capital items that more than offset an increase in our operating cash flow, (ii) a decrease in cash provided due to higher cash payments for interest, (iii) an increase in cash provided due to lower cash payments related to derivative instruments, (iv) a decrease in cash provided due to higher net cash payments for taxes and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. The decrease in net cash used by our investing activities is due primarily to the net effect of (i) a decrease in cash used associated with lower cash paid in connection with acquisitions of $32.3 million and (ii) a decrease in cash used associated with lower capital expenditures of $17.0 million. Capital expenditures decreased from $521.3 million during the first three months of 2012 to $504.3 million during the first three months of 2013, as a net decrease in the local currency capital expenditures of our subsidiaries, including increases due to acquisitions, was only partially offset by an increase due to FX.

The capital expenditures that we report in our consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we present (i) our capital expenditures as reported in our consolidated cash flow statements, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under vendor financing or capital lease arrangements.

The UPC/Unity Division accounted for (i) $303.2 million and $350.4 million (including $103.1 million and $133.7 million attributable to Germany) of our consolidated capital expenditures during the three months ended March 31, 2013 and 2012, respectively, and (ii) $356.0 million and $335.0 million (including $101.5 million and $132.2 million attributable to Germany) of our consolidated property and equipment additions during the three months ended March 31, 2013 and 2012, respectively. The increase in the UPC/Unity Division’s property and equipment additions is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) an increase due to FX, (iii) a decrease in expenditures for new build and upgrade projects to expand services and (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

Telenet accounted for (i) $112.1 million and $105.1 million of our consolidated capital expenditures during the three months ended March 31, 2013 and 2012, respectively, and (ii) $99.8 million and $99.7 million of our consolidated property and equipment additions during the three months ended March 31, 2013 and 2012, respectively. The increase in Telenet’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures for new build and upgrade projects to expand services,

(ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase due to FX and (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

The VTR Group accounted for (i) $60.4 million and $58.3 million (including $19.5 million and $9.0 million attributable to VTR Wireless) of our consolidated capital expenditures during the three months ended March 31, 2013 and 2012, respectively, and (ii) $55.0 million and $65.4 million (including $4.0 million and $8.8 million attributable to VTR Wireless) of our consolidated property and equipment additions during the three months ended March 31, 2013 and 2012, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures for new build and upgrade projects, (ii) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (iii) an increase in expenditures for the purchase and installation of customer premises equipment, (iv) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, and (v) an increase due to FX.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) an increase in cash due to the release of restricted cash in connection with the LGI Telenet Tender of $1,539.7 million, (ii) a decrease in cash related to shares purchased in connection with the LGI Telenet Tender of $454.5 million, (iii) a decrease in cash due to higher payments for financing costs and debt premiums of $161.7 million, (iv) an increase in cash related to higher net borrowings of debt of $135.8 million, (v) a decrease in cash related to a change in cash collateral of $64.2 million and (vi) an increase in cash due to lower repurchases of our LGI Series A and Series C common stock of $45.0 million.

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

	Three months ended March 31,
	2013	2012
	in millions

Net cash provided by operating activities of our continuing operations	$557.7	$754.8
Excess tax benefits from stock-based compensation	1.3	0.5
Cash payments for direct acquisition costs	8.5	12.9
Capital expenditures	(504.3)	(521.3)
Principal payments on vendor financing obligations	(37.0)	(2.0)
Principal payments on certain capital leases	(3.1)	(3.0)
Free cash flow	$23.1	$241.9

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

Contractual Commitments

As of March 31, 2013, the U.S. dollar equivalents (based on March 31, 2013 exchange rates) of our consolidated contractual commitments are as follows:

	Payments due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions

Debt (excluding interest) (a)	$926.0	$71.8	$383.6	$2,444.6	$3,540.2	$845.1	$21,140.3	$29,351.6
Capital leases (excluding interest)	60.4	73.9	72.9	74.2	75.3	76.4	927.1	1,360.2
Operating leases (b)	143.9	142.4	130.3	107.9	88.0	68.7	314.3	995.5
Programming obligations	240.2	192.0	108.0	64.0	50.1	0.5	—	654.8
Other commitments	699.1	270.4	225.1	172.4	116.1	80.0	1,202.8	2,765.9
Total (c)	$2,069.6	$750.5	$919.9	$2,863.1	$3,869.7	$1,070.7	$23,584.5	$35,128.0
Projected cash interest payments on debt and capital lease obligations (d)	$1,151.4	$1,814.4	$1,813.4	$1,812.4	$1,695.2	$1,462.5	$3,985.1	$13,734.4
_______________

(a)
The 2013 amount includes the full principal amount outstanding under the Liberty Puerto Rico Bank Facility ($661.0 million at March 31, 2013). For additional information, see note 7 to our condensed consolidated financial statements.

(b)
Includes amounts with respect to tower and related real estate operating lease agreements associated with our wireless network in Chile. As further described in note 6 to our condensed consolidated financial statements, we are considering strategic alternatives that could impact these leases.

(c)
The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2013 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($336.9 million at March 31, 2013) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(d)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of March 31, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts, premiums or commitment fees, all of which affect our overall cost of borrowing. For purposes of this computation, we have included interest payments on the Liberty Puerto Rico Bank Facility based on contractual maturities notwithstanding the classification of this debt as a current liability at March 31, 2013. For additional information, see note 7 to our condensed consolidated financial statements.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $300.7 million and $262.5 million, respectively (including intercompany charges that eliminate in consolidation of $19.4 million and $20.2 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $29.3 million and $26.3 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments relate primarily to Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) satellite commitments associated with satellite carriage services provided to our company and (v) commitments associated with our MVNO agreements. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements (including with respect to the Virgin Media Merger Agreement, as described in note 2 to our condensed consolidated financial statements) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2013 and 2012, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At March 31, 2013, $1,461.4 million or 50.3% and $1,352.4 million or 46.5% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro and U.S. dollar cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Ziggo and Sumitomo. At March 31, 2013, the aggregate fair value of these investments was $889.8 million and $574.1 million, respectively. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares. We have not entered into any derivative instruments to hedge our exposure to market price fluctuations with respect to our investment in Ziggo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2013, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, Swiss franc, Czech koruna, Polish zloty, Hungarian forint, Romanian lei and British pound sterling and the forward sale of the British pound sterling, euro, U.S. dollar, Swiss franc, Chilean peso, Czech koruna, Polish zloty and Hungarian forint to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of March 31, 2013. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended March 31, 2013 was to the euro as 64.0% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview above.

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2013	December 31, 2012
Spot rates:
Euro	0.7799	0.7577
British pound sterling	0.6584	0.6157
Swiss franc	0.9489	0.9146
Hungarian forint	237.42	220.83
Polish zloty	3.2575	3.0939
Czech koruna	20.113	19.009
Romanian lei	3.4441	3.3675
Chilean peso	471.50	478.79

	Three months ended
	March 31,
	2013	2012
Average rates:
Euro	0.7575	0.7624
British pound sterling	0.6453	0.6364
Swiss franc	0.9304	0.9210
Hungarian forint	224.55	226.26
Polish zloty	3.1461	3.2251
Czech koruna	19.353	19.119
Romanian lei	3.3216	3.3198
Chilean peso	472.45	488.90

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2013, we effectively paid a fixed interest rate on 94% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2013 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at March 31, 2013 declines to 90%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At March 31, 2013, our variable-rate indebtedness aggregated $8.8 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.1%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $44.0 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor’s or an equivalent rating by Moody’s Investor Service. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.  We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.

At March 31, 2013, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $698.4 million, (ii) cash and cash equivalent and restricted cash balances of $6,479.6 million and (iii) aggregate undrawn debt facilities of $2,907.5 million.

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

Viper MergerCo Derivative Contracts

Holding all other factors constant, at March 31, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Viper MergerCo foreign currency forward contracts by approximately £200 million ($304 million); and

(ii)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Viper MergerCo cross-currency and interest rate derivative contracts by approximately £21 million ($33 million).

LGE Financing Foreign Currency Forward Contracts

Holding all other factors constant, at March 31, 2013, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €86 million ($110 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €420 million ($538 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €150 million ($192 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €238 million ($305 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €124 million ($160 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €127 million ($163 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €15 million ($19 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €141 million ($181 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €5 million ($7 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2013, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €55 million ($70 million) and conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €57 million ($73 million).

UPC Holding Cross-currency Options and Foreign Currency Forwards

Holding all other factors constant, at March 31, 2013, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency option and foreign currency forward contracts by approximately €41 million ($53 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €44 million ($57 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2013, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 27 billion ($57 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2013:

(i)
an instantaneous increase in the Japanese yen risk-free rate of 50 basis points (0.50%) would have decreased the fair value of the Sumitomo Collar by ¥1.7 billion ($18 million) and conversely, a decrease of 50 basis points would have increased the value by ¥2.2 billion ($23 million); and

(ii)
an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the fair value of the Sumitomo Collar by approximately ¥4.6 billion ($49 million) and conversely, a decrease of 10% would have increased the fair value by ¥5.1 billion ($54 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$138.5	$571.3	$122.3	$250.1	$83.3	$79.3	$54.0	$1,298.8
Principal-related (b)	15.4	479.1	48.5	129.0	(1.1)	(44.4)	(182.3)	444.2
Other (c) (d)	(79.2)	21.0	20.8	(162.6)	(164.3)	(116.7)	—	(481.0)
Total	$74.7	$1,071.4	$191.6	$216.5	$(82.1)	$(81.8)	$(128.3)	$1,262.0
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to the Sumitomo Collar, and to a lesser extent, our foreign currency forward contracts. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

(d)
The 2013 amount includes a $40.1 million receipt associated with certain foreign currency forward contracts that will be rescinded in the event the Virgin Media Acquisition does not close for reasons outside of our control.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2013. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2013, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, New Liberty Global and certain LGI subsidiaries challenging the proposed transaction. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, New Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints seek, among other things, an injunction of the proposed transaction, rescission in the event that the proposed transaction is consummated, and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York, and a preliminary injunction hearing was tentatively scheduled for the week ending May 31, 2013. The defendants intend to vigorously defend against the claims asserted. Given, among other matters, that discovery has not yet been completed, we are not in a position to reasonably estimate the range of loss that might be incurred in the event of an unfavorable outcome in this matter.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2013:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2013 through January 31, 2013:
Series A	840,000	$67.24	840,000	(b)
Series C	997,400	$63.13	997,400	(b)
February 1, 2013 through February 28, 2013:
Series A	560,000	$67.09	560,000	(b)
Series C	190,400	$62.96	190,400	(b)
March 1, 2013 through March 31, 2013:
Series A	—	$—	—	(b)
Series C	—	$—	—	(b)
Total — January 1, 2013 through March 31, 2013:
Series A	1,400,000	$67.18	1,400,000	(b)
Series C	1,187,800	$63.10	1,187,800	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
At March 31, 2013, we were authorized to purchase $861.8 million of our LGI Series A and Series C common stock under our most recent stock repurchase program. In connection with the pending Virgin Media Acquisition, which is described in note 2 to our condensed consolidated financial statements, we suspended purchases of LGI common stock under our current stock repurchase program. We expect to resume repurchasing our LGI common stock after the closing of the Virgin Media Acquisition.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC, Viper US MergerCo 2 LLC and Virgin Media Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360)(the February 2013 8-K/A)).

4.2
Indenture dated February 22, 2013, between, among others, Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the February 2013 8-K/A).

4.3
Additional Facility AG Accession Agreement, dated March 26, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2013 (File No. 000-51360)).

4.4
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 000-51360)).

4.5
Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

10 — Material Contracts:

10.1
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the Liberty Global, Inc. 2005 Incentive Plan (as Amended and Restated Effective October 31, 2006) (the Incentive Plan) (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 2013 8-K)).

10.2
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the April 2013 8-K).

10.3
Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed February 13, 2013 (File No. 000-51360) (the 2013 10-K)).

10.4	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2013 10-K).

10.5	Form of Performance Share Units Agreement under the Incentive Plan.*

10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*

10.7	Form of Restricted Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL, INC.

Dated:	May 6, 2013	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 6, 2013	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	May 6, 2013	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC, Viper US MergerCo 2 LLC and Virgin Media Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360)(the February 2013 8-K/A)).

4.2
Indenture dated February 22, 2013, between, among others, Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the February 2013 8-K/A).

4.3
Additional Facility AG Accession Agreement, dated March 26, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 28, 2013 (File No. 000-51360)).

4.4
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2013 (File No. 000-51360)).

4.5
Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

10 — Material Contracts:

10.1
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the Liberty Global, Inc. 2005 Incentive Plan (as Amended and Restated Effective October 31, 2006) (the Incentive Plan) (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 2013 8-K)).

10.2
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the April 2013 8-K).

10.3
Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed February 13, 2013 (File No. 000-51360) (the 2013 10-K)).

10.4	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2013 10-K).

10.5	Form of Performance Share Units Agreement under the Incentive Plan.*

10.6	Form of Stock Appreciation Rights Agreement under the Incentive Plan.*

10.7	Form of Restricted Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith